Form 10-Q/A
period 2000-03-31
PEGASUS COMMUNICATIONS CORP INC
filed 2001-05-14
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2000
                                        --------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-21389
                                                -------

                       PEGASUS COMMUNICATIONS CORPORATION
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)



         Delaware                                              51-0374669
         --------                                              ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)


c/o Pegasus Communications Management Company;
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                  19004
------------------------------------------------               ----------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code:   (888) 438-7488
                                                      --------------


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_  No___



         Number of shares of each class of the Registrant's common stock outstanding as of May 9, 2000:

           Class A, Common Stock, $0.01 par value                22,134,979
           Class B, Common Stock, $0.01 par value                 4,581,900
           Non-Voting, Common Stock, $0.01 par value                     _

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2000


                                                                            Page
                                                                            ----
Introductory Statement on Amended Filing                                      3

Part I.  Financial Information (as restated)


         Item 1      Consolidated Financial Statements

                     Consolidated Balance Sheets
                       December 31, 1999 and March 31, 2000                   4

                     Consolidated Statements of Operations
                       Three months ended March 31, 1999 and 2000             5

                     Consolidated Statements of Cash Flows
                       Three months ended March 31, 1999 and 2000             6

                     Notes to Consolidated Financial Statements               7


         Item 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         18


         Item 3      Quantitative and Qualitative Disclosures About
                       Market Risk                                           29


Part II. Other Information


         Item 1      Legal Proceedings                                       30

         Item 4      Submission of Matters to a Vote of Security Holders     30

         Item 5      Other Information                                       31

         Item 6      Exhibits and Reports on Form 8-K                        31

         Signature                                                           32

                       PEGASUS COMMUNICATIONS CORPORATION
                  For the Quarterly Period Ended March 31, 2000



                    Introductory Statement on Amended Filing


         This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000. The purpose of this amended filing is to restate certain amounts within the financial statements and to conform applicable portions of Management's Discussion and Analysis of Financial Condition and Results of Operations to the restated amounts. The effects of the restatement on the financial statements are discussed in Notes 3 and 13 of the Notes to Consolidated Financial Statements. All disclosures herein are as of the date of the original filing of the Form 10-Q except as amended for the effects of the restatements.

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                   December 31,         March 31,
                                                                                                       1999               2000
                                                                                                   -----------         -----------

                                                      ASSETS                                                 (unaudited)
                                                                                                   (as restated,      (as restated,
                                                                                                    see Note 3)        see Note 3)
Current  assets:
     Cash and cash equivalents                                                                         $40,453            $315,317
     Restricted cash                                                                                     2,379               4,449
     Accounts receivable, less allowance for doubtful
         accounts of $1,410 and $1,459, respectively                                                    31,984              28,340
     Inventory                                                                                          10,020              15,599
     Program rights                                                                                      4,373               4,140
     Deferred taxes                                                                                       --                   536
     Prepaid expenses and other                                                                          4,597               5,401
                                                                                                   -----------         -----------
       Total current assets                                                                             93,806             373,782
Property and equipment, net                                                                             44,415              59,000
Intangible assets, net                                                                                 704,219             792,610
Deferred financing costs, net                                                                           23,831              22,961
Program rights                                                                                           5,732               4,732
Investment in affiliates                                                                                 4,598             116,499
Deposits and other                                                                                       5,237               6,354
                                                                                                   -----------         -----------

     Total assets                                                                                     $881,838          $1,375,938
                                                                                                   ===========         ===========


                                              LIABILITIES AND EQUITY



Current liabilities:
     Current portion of long-term debt                                                                 $15,488              $9,065
     Accounts payable                                                                                    8,999               9,467
     Accrued interest                                                                                   11,592              20,146
     Accrued satellite programming, fees and commissions                                                37,885              40,245
     Accrued expenses                                                                                   14,139              15,641
     Amounts due seller                                                                                  6,729                --
     Current portion of program rights payable                                                           4,446               4,281
                                                                                                   -----------         -----------
       Total current liabilities                                                                        99,278              98,845
Long-term debt                                                                                         668,926             745,911
Program rights payable                                                                                   4,211               3,296
Deferred taxes                                                                                            --                   536
                                                                                                   -----------         -----------
      Total liabilities                                                                                772,415             848,588
                                                                                                   -----------         -----------



Commitments and contingent liabilities (see Note 11)

Minority interest                                                                                        3,000               3,000

Redeemable preferred stocks:
     Series A preferred stock; $0.01 par value; 143,684 shares authorized; 135,073 and 143,684
        issued and outstanding                                                                         142,734             147,313
     Series B preferred stock; $0.01 par value; 5,707 shares authorized, issued and outstanding           --                 5,721
     Series D preferred stock; $0.01 par value; 22,500 shares authorized, issued and outstanding          --                22,650
     Series E preferred stock; $0.01 par value; 10,000 shares authorized, issued and outstanding          --                10,038
     Series C preferred stock; $0.01 par value; 3.0 million shares authorized,
          issued and outstanding                                                                          --               290,619
                                                                                                   -----------         -----------
     Total redeemable preferred stocks                                                                 142,734             476,341


Stockholders' equity (deficit):
     Preferred stock; $0.01 par value; 20.0 million shares authorized                                     --                  --
     Class A common stock; $0.01 par value; 250.0 million shares authorized; 30,433,020                    152                 159
         and 31,886,326 issued and outstanding
     Class B common stock; $0.01 par value; 30.0 million shares authorized; 9,163,800                       46                  46
         issued and outstanding
     Non-voting common stock; $0.01 par value; 200.0 million shares authorized                             --                  --
     Additional paid-in capital                                                                        237,566             371,290
     Accumulated deficit                                                                              (273,888)           (323,247)
     Class A common stock in treasury, at cost; 8,506 and 9,814 shares                                    (187)               (239)
                                                                                                   -----------         -----------
       Total stockholders' equity (deficit)                                                            (36,311)             48,009
                                                                                                   -----------         -----------

     Total liabilities and stockholders' equity (deficit)                                             $881,838          $1,375,938
                                                                                                   ===========         ===========


           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)


                                                                       Three Months Ended March 31,
                                                                     ---------------------------------
                                                                         1999                 2000
                                                                      ---------             ---------
                                                                                (unaudited)
                                                                     (as restated,        (as restated,
                                                                      see Note 3)          see Note 3)
Net revenues:
     DBS                                                                $58,336               $95,857
     Broadcast                                                            7,949                 8,138
                                                                      ---------             ---------
       Total net revenues                                                66,285               103,995

Operating expenses:
    DBS
       Programming, technical, general and administrative                40,519                67,858
        Marketing and selling                                            21,146                25,409
        Incentive compensation                                              390                   400
        Depreciation and amortization                                    19,975                20,274
     Broadcast
        Programming, technical, general and administrative                4,943                 5,963
        Marketing and selling                                             1,467                 1,869
        Incentive compensation                                              156                    15
        Depreciation and amortization                                     1,189                 1,325
     Corporate expenses                                                   1,182                 1,860
     Corporate depreciation and amortization                                710                   363
     Development costs                                                       --                   427
     Other expense, net                                                     349                   865
                                                                      ---------             ---------
       Loss from operations                                             (25,741)              (22,633)

Interest expense                                                        (15,681)              (21,247)
Interest income                                                             445                 3,426
                                                                      ---------             ---------
     Loss from continuing operations before income taxes,
       equity loss and extraordinary items                              (40,977)              (40,454)
Provision for income taxes                                                  118                    --
Equity in net loss of unconsolidated affiliates                              --                  (116)
                                                                      ---------             ---------
     Loss from continuing operations before
       extraordinary items                                              (41,095)              (40,570)
Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income taxes of $0 in 1999 and $187 in 2000                   133                   304
                                                                      ---------             ---------
     Loss before extraordinary items                                    (40,962)              (40,266)
Extraordinary loss from extinquishment of debt, net of
   income taxes of $(3,526)                                                  --                (5,754)
                                                                      ---------             ---------
     Net loss                                                           (40,962)              (46,020)
     Preferred stock dividends accrued                                    4,047                 4,781
     Deemed preferred stock dividends                                        --                 5,537
                                                                      ---------             ---------
     Net loss applicable to common shares                              ($45,009)             ($56,338)
                                                                      =========             =========


Basic and diluted earnings per common share:
     Loss from continuing operations                                     ($2.76)               ($2.52)
     Income from discontinued operations                                   0.01                  0.02
                                                                      ---------             ---------
     Loss before extraordinary items                                      (2.75)                (2.50)
     Extraordinary loss                                                      --                 (0.28)
                                                                      ---------             ---------
     Net loss applicable to common shares                                ($2.75)               ($2.78)
                                                                      =========             =========

     Weighted average common shares outstanding                          16,352                20,249
                                                                      =========             =========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)







                                                                           Three Months Ended March 31,
                                                                         ------------------------------
                                                                           1999                 2000
                                                                         ---------           ---------
                                                                                  (unaudited)

                                                                        (as restated,       (as restated,
                                                                         see Note 3)         see Note 3)
Cash flows from operating activities:
    Net loss                                                              ($40,962)           ($46,020)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Extraordinary loss on  extinguishment of debt, net                        --               9,280
      Depreciation and amortization                                         22,959              24,032
      Program rights amortization                                              783               1,221
      Amortization of debt discount and deferred financing fees                375               1,464
      Stock incentive compensation                                             569                 500
      Gain on disposal of assets                                               (35)                 --
      Equity in net loss of unconsolidated affiliates                           --                 116
      Bad debt expense                                                       1,020               2,808
      Deferred income taxes                                                    118              (3,389)
      Change in current assets and liabilities:
         Accounts receivable                                                (2,491)              1,166
         Inventory                                                             840              (5,579)
         Prepaid expenses and other                                           (158)               (804)
         Accounts payable and accrued expenses                                 494               2,069
         Accrued interest                                                   (2,373)              8,554
         Deposits and other                                                     --              (1,116)
                                                                         ---------           ---------
    Net cash used by operating activities                                  (18,861)             (5,698)
                                                                         ---------           ---------
Cash flows from investing activities:
       Acquisitions                                                        (65,776)            (35,967)
       Capital expenditures                                                 (1,662)             (8,005)
       Purchase of intangible assets                                          (604)               (193)
       Payments for programming rights                                        (735)             (1,068)
       Proceeds from sale of assets                                            509                  --
       Investment in affiliates                                                 --             (14,462)
                                                                         ---------           ---------
    Net cash used by investing activities                                  (68,268)            (59,695)
                                                                         ---------           ---------

Cash flows from financing activities:
       Repayments of long-term debt                                        (10,849)             (9,761)
       (Repayments) borrowings on bank credit facilities                   (19,700)             70,800
       Restricted cash                                                      10,524              (2,070)
       Deferred financing costs                                             (1,419)            (10,052)
       Capital lease repayments                                                (57)                (38)
       Net proceeds from issuance of Class A common stock                   74,893                 811
       Net proceeds from issuance of Series C preferred stock                   --             290,619
       Repurchase of Class A common stock                                       --                 (52)
                                                                         ---------           ---------
    Net cash provided by financing activities                               53,392             340,257
                                                                         ---------           ---------

Net (decrease) increase in cash and cash equivalents                       (33,737)            274,864
Cash and cash equivalents, beginning of year                                54,505              40,453
                                                                         ---------           ---------
Cash and cash equivalents, end of period                                   $20,768            $315,317
                                                                         =========           =========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' significant direct operating subsidiary is Pegasus Media & Communications, Inc. ("PM&C").

         PM&C's subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States; own and/or program broadcast television ("Broadcast" or "TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"); and own and operate a cable television ("Cable") system that provides service to individual and commercial subscribers in Puerto Rico.

2.   Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1999 have been reclassified for comparative purposes, and certain amounts for 1999 and 2000 have been restated (see Note 3).

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the year then ended.

3.       Restatement of Financial Statements:

         At year end 2000, the Company corrected the purchase accounting and allocation of the purchase consideration in the 1998 acquisition of Digital Television Services, Inc. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. This correction principally affected the Company's allocation of the purchase price to the amounts of deferred income taxes existing at and the amount of DBS rights assets recorded at the date of the acquisition and thereafter. This correction affected amounts previously reported for 1998, 1999 and 2000. The effects of the corrected accounting and consideration allocation cumulatively as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000 are shown below.

Cumulative as of December 31, 1999:
o Reduction of $35.7 million in the valuation allowance against deferred tax assets;
o  Reduction of $42.4 million in DBS rights assets;
o  Reduction of $9.8 million in accumulated amortization of DBS rights assets;
o  Reduction in deferred income tax liabilities of $23.7 million; and
o An increase of $26.8 million in accumulated deficit, comprised of a $30.3 million increase for the cumulative effects of the corrected accounting on results of operations for periods prior to January 1, 1999 and a $3.5 million decrease for the effects on results of operations for 1999.

For the three months ended March 31, 1999:
o  Reduction of amortization expense for DBS rights assets of $1.5 million; and
o  Recognition of tax expense of $561,000.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.       Restatement of Financial Statements: - (Continued)

Cumulative as of March 31, 2000:
o Reduction of $60.4 million in the valuation allowance against deferred tax assets;
o  Reduction of $70.4 million in DBS rights assets;
o  Reduction of $12.0 million in accumulated amortization of DBS rights assets;
o  Reduction in deferred income tax liabilities of $23.2 million; and
o An increase of $26.8 million in accumulated deficit for the cumulative effects of the corrected accounting on periods prior to January 1, 2000.

For the three months ended March 31, 2000:
o  Reduction of amortization expense for DBS rights assets of $2.2 million; and
o  Recognition of tax expense of $3.8 million.

Cash flows of the Company were not impacted by the corrected purchase accounting and consideration allocation.

         At year end 2000, the Company determined that certain provisions contained in the certificate of designation for its Series C Preferred Stock that was issued in the first quarter of 2000 (see Note 6) permitted the series to be redeemed outside of the control of the Company. Accordingly, the Company has restated on the balance sheet for March 31, 2000 herein the classification of the Series C Preferred Stock to redeemable preferred stocks at an amount of $290.6 million, net of issuance costs of $9.4 million. Series C Preferred Stock was previously reported in stockholders' equity at $300.0 million, and the issuance costs previously were reported in additional paid-in capital.

         At year end 2000, the Company determined that the issuances of Series B and D preferred stocks in the first quarter of 2000 (see Note 6) contained beneficial conversion features to the holders of the stocks. As a result, proceeds of the issuances aggregating $5.5 million were allocated to the beneficial conversion features as a deemed dividend for purposes of determining the net loss applicable to common shares for the first quarter of 2000. The Company has restated herein the computation of per common share amounts to account for these deemed dividends.

         Because of the magnitude of the corrections discussed above, the Company restated financial information herein from that previously reported as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding certain subtotals on the financial statements.


                                                                                    As               As Previously
(in thousands)                                                                   Restated              Reported
                                                                               -----------           -------------
Balance sheet items as of December 31, 1999:
Intangible assets, net of accumulated amortization                             $   704,219            $   736,806
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $66.0 million to deferred tax liabilities                            --                   30,371
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $66.0 million                                                                       --                   90,310
Accumulated deficit                                                               (273,888)              (300,704)
Total assets and liabilities                                                       881,838                945,332

Balance sheet items as of March 31, 2000:
Intangible assets, net of accumulated amortization                                 792,610                850,956
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $81.1 million to deferred tax liabilities                            --                   20,739
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $81.1 million                                                                        536                104,806
Total redeemable preferred stocks                                                  476,341                185,722
Accumulated deficit                                                               (323,247)              (348,433)
Total assets and liabilities                                                     1,375,938              1,455,022

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.       Restatement of Financial Statements: - (Continued)


                                                                                    As               As Previously
(in thousands)                                                                   Restated              Reported
                                                                               -----------           -------------

Statement of operations items for the three months ended March 31, 1999:
DBS depreciation and amortization                                                 $ 19,975               $ 21,452
Income tax expense (benefit)                                                           118                   (443)
Net loss                                                                           (40,962)               (41,878)
Net loss applicable to common shares                                               (45,009)               (45,925)

Statement of operations items for the three months ended March 31, 2000:
DBS depreciation and amortization                                                   20,274                 22,450
Income tax benefit                                                                    --                   (3,806)
Income from discontinued operations                                                    304                    491
Loss before extraordinary items                                                    (40,962)               (38,449)
Extraordinary loss                                                                  (5,754)                (9,280)
Net loss                                                                           (46,020)               (47,729)
Accrued and deemed preferred stock dividends and accretion                          10,318                  4,781
Net loss applicable to common shares                                               (56,338)               (52,510)

         As a result of the restatements discussed above for the corrected purchase accounting and deemed dividends, the Company has restated herein the computation of per common share amounts from that previously reported. The following presents the restated per common share amounts and the amounts previously reported.


                                                                       As
                                                      As           previously
                                                   restated         reported
                                                   ---------      -----------
For the three months ended March 31, 1999:
Loss from continuing operations                      $(2.76)        $(2.82)
Income from discontinued operations                     .01            .01
Loss before extraordinary items                       (2.75)         (2.81)
Net loss applicable to common shares                  (2.75)         (2.81)

For the three months ended March 31, 2000:
Loss from continuing operations                       (2.52)         (2.15)
Income from discontinued operations                     .02            .02
Loss before extraordinary items                       (2.50)         (2.13)
Extraordinary items                                    (.28)          (.46)
Net loss applicable to common shares                  (2.78)         (2.59)

4.   Investment in Affiliates:

         Pegasus Development Corporation ("PDC"), a subsidiary of Pegasus, has an 89% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was $116,000 for the first quarter of 2000. PDC's total investment in PCS at March 31, 2000 was $4.5 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.       Investment in Affiliates: - (Continued)

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $112.0 million which is accounted for by the equity method. The investment consisted of $14.4 million in cash, 200,000 shares of Pegasus' Class A Common Stock (amounting to $18.8 million) and Pegasus' agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of Pegasus' Class A Common Stock at an exercise price of $90.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to Pegasus an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of the Company's Board of Directors, and John C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC. PDC's share of undistributed losses of PMC included in continuing operations was insignificant for the first quarter of 2000. PDC's total investment in PMC at March 31, 2000 was $112.0 million.

5.   Common Stock:

         On March 22, 2000, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Class A Common Stock from 50.0 million to 250.0 million, increasing the number of authorized shares of Class B Common Stock from 15.0 million to 30.0 million and increasing the number of authorized shares of Non-Voting Common Stock from 20.0 million to
200.0 million.

         As of March 31, 2000, the Company had three classes of Common Stock:
Class A Common Stock, Class B Common Stock and Non-Voting Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

6.  Redeemable Preferred Stocks:

         On March 22, 2000, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Preferred Stock from 5.0 million to 20.0 million.

         As of December 31, 1999 and March 31, 2000, the Company had 5.0 million and 20.0 million shares of Preferred Stock authorized of which 143,684 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock"), 5,707 shares have been designated as Series B Junior Convertible Participating Preferred Stock (the "Series B Preferred Stock"), 3.0 million shares have been designated as 6.5% Series C Convertible Preferred Stock (the "Series C Preferred Stock"), 22,500 shares have been designated as Series D Junior Convertible Participating Preferred Stock (the "Series D Preferred Stock") and 10,000 shares have been designated as Series E Junior Convertible Participating Preferred Stock (the "Series E Preferred Stock").

Series A Preferred Stock:

         The Company had approximately 135,073 and 143,684 shares of Series A Preferred Stock issued and outstanding at December 31, 1999 and March 31, 2000, respectively. On January 1, 2000, the Company paid dividends on the Series A Preferred Stock in the aggregate of approximately 8,611 shares of Series A Preferred Stock amounting to approximately $4.6 million.

         The carrying amount of the Series A Preferred Stock is periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the mandatory redemption features. The increase in carrying amount is effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Preferred Stock: - (Continued)

Series B, Series D and Series E Preferred Stock:

         In connection with DBS acquisitions, the Company had 5,707 shares, 22,500 shares and 10,000 shares of Series B, Series D and Series E Preferred Stock issued and outstanding at March 31, 2000, respectively. Each whole share of Series B, Series D and Series E Preferred Stock has a liquidation preference of $1,000 per share plus any accrued but unpaid dividends (the "Series B Liquidation Preference," the "Series D Liquidation Preference" and the "Series E Liquidation Preference," respectively) . Each share of Series B, Series D and Series E Preferred Stock will initially be convertible at any time at the option of the holder into approximately 16.24 shares, 9.77 shares and 10.78 shares of Pegasus' Class A Common Stock, respectively. As a result, the amount of proceeds allocated to the beneficial conversion feature for the Series B and Series D preferred stocks of $5.5 million is treated as a dceemed dividend for purposes of determining the net loss applicable to common shares in the period the stock was issued. Additionally, each share of Series B, D and E is redeemable at the option of the holder at a price of $1,000 plus accrued and unpaid dividends. Holders of shares of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at a rate of 1% payable semi-annually on January 1 and July 1, commencing on July 1, 2000. Holders of shares of Series D and Series E Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at a rate of 4% payable annually on January 1, commencing on January 1, 2001. Dividends on the Series D and Series E Preferred Stock shall be payable in cash or in Pegasus' Class A Common Stock, at the option of the Company. Dividends on the Series B, Series D and Series E Preferred Stock shall be cumulative and shall accrue from the date of the original issuance.

         The carrying amounts of the Series B, Series D, and Series E Preferred Stock are periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the redemption features. For the three months ended March 31, 2000, dividends on the Series B, Series D and Series E Preferred Stock amounting to $14,000, $150,000 and $38,000 have been recorded, respectively. The increases in carrying amounts are effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

         In the event of liquidation, the Series B, Series D and Series E Preferred Stock will rank, to the extent of their respective liquidation preferences, junior to Pegasus' Series A and Series C Preferred Stock, senior to all classes of the Company's Common Stock and on parity with each other.

Series C Preferred Stock:

         In January 2000, Pegasus completed an offering of 3.0 million shares of Series C Preferred Stock, resulting in net proceeds to the Company of $290.6 million. The Company had 3.0 million shares of Series C Preferred Stock issued and outstanding at March 31, 2000. Each whole share of Series C Preferred Stock has a liquidation preference of $100 per share plus any accrued but unpaid dividends (the "Series C Liquidation Preference") and will initially be convertible at any time at the option of the holder into 0.7843 shares of Pegasus' Class A Common Stock. Holders of shares of Series C Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at a rate of 6.5% payable quarterly on January 31, April 30, July 31 and October 31, commencing on April 30, 2000. Dividends shall be payable in cash, in Pegasus' Class A Common Stock or a combination thereof, at the option of the Company. Dividends on the Series C Preferred Stock shall be cumulative and shall accrue from the date of the original issuance.

         In the event of liquidation, the Series C Preferred Stock will rank junior to Pegasus' Series A Preferred Stock, senior to Pegasus' Series B, Series D and Series E Preferred Stock and senior to all classes of the Company's Common Stock.

         Under the terms of the Series A, Series B, Series C, Series D and Series E Preferred Stock, Pegasus' ability to pay dividends on its Common Stock is subject to certain restrictions.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   Long-Term Debt, as restated:

Long-term debt consists of the following (in thousands):                   December 31,      March 31,
                                                                               1999             2000
                                                                           ------------      ---------

Series B Senior Notes payable by Pegasus, due 2005, interest at
    9.625%, payable semi-annually in arrears on April 15
    and October 15 .............................................           $115,000           $115,000
Series B Senior Notes payable by Pegasus,  due 2006,  interest at 9.75%,  payable  semi-annually in arrears on June 1 and
    December 1 .................................................            100,000            100,000
Series A Senior Notes payable by Pegasus,  due 2007,  interest at 12.5%,  payable  semi-annually in arrears on February 1
    and August 1 ...............................................            155,000            155,000
Senior  six-year  $180.0 million  revolving  credit  facility, payable by PM&C, interest at PM&C's option at either the
    bank's base rate plus an applicable margin or LIBOR plus
    an applicable margin .......................................            142,500               --
Senior six-year $70.0 million revolving credit facility,
    payable by DTS, interest at DTS' option at either the
    bank's base rate plus an applicable margin or the
    Eurodollar Rate plus an applicable margin ..................             42,700               --
Senior six-year $20.0 million term loan facility, payable by
    DTS, interest at DTS' option at either the bank's base rate plus an applicable margin or the Eurodollar Rate plus an
    applicable margin ..........................................             19,000               --
Senior  five-year  $225.0 million  revolving  credit facility, payable by PM&C, interest at PM&C's option at either the
    bank's base rate plus an applicable margin or LIBOR plus
    an applicable margin .......................................               --                 --
Senior  five-year  $275.0 million term loan facility,  payable by PM&C,  interest  at PM&C's  option at either the bank's base  rate  plus an  applicable  margin  or LIBOR  plus an
    applicable margin ..........................................               --              275,000
Series B Notes payable by PM&C,  due 2005,  interest at 12.5%, payable semi-annually in arrears on January 1 and July 1,
    net of unamortized discount of $2.2 million and $2.1 million
    as of December 31, 1999 and March 31, 2000, respectively ...             82,776             82,876
Mortgage payable, due 2000, interest at 8.75% ..................                431               --
Mortgage payable, due 2010, interest at 9.25% ..................               --                8,750
Sellers' notes, due 2000 to 2005, interest at 3% to 8% .........             26,648             18,029
Capital leases and other .......................................                359                321
                                                                           --------           --------
                                                                            684,414            754,976
Less current maturities ........................................             15,488              9,065
                                                                           --------           --------
Long-term debt .................................................           $668,926           $745,911
                                                                           ========           ========


                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   Long-Term Debt, as restated: - (Continued)

         Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the New PM&C Credit Facility.

         Digital Television Services, Inc. ("DTS"), a subsidiary of Pegasus, maintained a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which was collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility was subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The DTS Credit Facility was terminated in January 2000.

         PM&C maintained a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which was collateralized by substantially all of the assets of PM&C and its subsidiaries. The PM&C Credit Facility was subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The PM&C Credit Facility was amended and restated in January 2000.

         In December 1999, Pegasus entered into a $35.5 million interim letter of credit facility (the "PCC Credit Facility"). The PCC Credit Facility was terminated in January 2000.

         In January 2000, PM&C entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility is collateralized by substantially all of the assets of PM&C and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 2000, $40.6 million of stand-by letters of credit were issued pursuant to the New PM&C Credit Facility, including $12.9 million collateralizing certain of the Company's outstanding sellers' notes.

         Commensurate with the closing of the New PM&C Credit Facility, the Company borrowed $275.0 million under the term loan, outstanding balances under the PM&C Credit Facility, the DTS Credit Facility, and the PCC Credit Facility were repaid and commitments under the DTS Credit Facility and the PCC Credit Facility were terminated. Unamortized deferred financing fees associated with these terminated facilities were written off and the Company recognized an extraordinary loss on the extinguishment of debt of $5.8 million, net of income tax benefit of $3.5 million, as restated. The net amount of the extinguishment of debt was restated to include an allocable portion of income taxes that resulted from the DTS purchase accounting correction (see Note 3). Additionally, in connection with the closing of the New PM&C Credit Facility, DTS was merged with and into a subsidiary of PM&C.

         The Company's publicly held notes may be redeemed, at the option of the Company, in whole or in part, at various points in time after July 1, 2000 at the redemption prices specified in the indentures governing the respective notes, plus accrued and unpaid interest thereon.

         In February 2000, Pegasus entered into a mortgage of $8.8 million with interest payable at 9.25% in connection with the purchase of a building in Bala Cynwyd, PA where Pegasus' corporate offices are located. The mortgage is being amortized over 25 years with a balloon payment to satisfy the mortgage in 2010.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to create liens and to pay dividends.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.   Earnings Per Common Share, as restated:

Calculation of basic and diluted earnings per common share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share (in thousands):

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                   1999                 2000
                                                                                   ----                 ----
Net loss applicable to common shares, as restated ..........................     ($45,009)           ($56,338)
                                                                                 --------            --------
Weighted average common shares outstanding .................................       16,352              20,249
                                                                                 --------            --------
Total shares used for calculation of basic earnings per common share .......       16,352              20,249
Stock options and warrants .................................................         --                  --
                                                                                 --------            --------
Total shares used for calculation of diluted earnings per common share .....       16,352              20,249
                                                                                 --------            --------

         Basic earnings per common share amounts are based on net loss, after deducting preferred stock dividend requirements, divided by the weighted average number of shares of Class A, Class B and Non-Voting Common Stock outstanding during the period. The total shares used for the calculation of diluted earnings per common share were not adjusted for securities that have not been issued as they are antidilutive.

         For the three months ended March 31, 1999 and 2000, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of preferred stock dividend requirements, approximately $4.0 million and $10.3 million, as restated, respectively, by applicable shares outstanding.

9.   Acquisitions:

         In the first quarter of 2000, the Company acquired, from seven independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $133.9 million, which consisted of $36.0 million in cash, 22,500 shares of Pegasus' Series D Preferred Stock (amounting to $22.5 million), 10,000 shares of Pegasus' Series E Preferred Stock (amounting to $10.0 million), 436,592 shares of Pegasus' Class A Common Stock (amounting to $39.7 million), warrants to purchase a total of 1,500 shares of Pegasus' Class A Common Stock (amounting to $166,000), $24.4 million of a deferred tax liability, $200,000 in promissory notes and $961,000 in assumed net liabilities.

10.   Discontinued Operations, as restated:

         In January 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the third quarter of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior periods restated.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.   Discontinued Operations, as restated: - (Continued)

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     1999              2000
                                                                                     ----              ----

Net revenues .....................................................                 $3,071              $6,199
Income from operations ...........................................                    127                 397
Provision for income taxes, as restated ..........................                     --                 187
Income from discontinued operations, as restated .................                    133                 304

The provision for income taxes and income from discontinued operations was restated to include an allocable portion of income taxes that resulted from the DTS purchase accounting correction (see Note 3).

11. Supplemental Cash Flow Information:

 Significant noncash investing and financing activities are as follows (in thousands):

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       1999             2000
                                                                                       ----             ----

Barter revenue and related expense...........................................      $1,683              $1,807
Acquisition of program rights and assumption of related program payables.....         170                 -
Mortgage payable and related purchase of building............................         -                 8,750
Capital contribution and related acquisition of intangibles..................         -                78,115
Capital contribution and related investment in affiliates....................         -                97,555
Notes payable and related acquisition of intangibles.........................       2,250                 515
Preferred stock dividends and reduction of paid-in capital...................       4,047               4,781
Deferred taxes, net and related acquisition of intangibles...................         -                27,985

         For the three months ended March 31, 1999 and 2000, the Company paid cash for interest in the amount of $18.1 million and $12.7 million, respectively. The Company paid no federal income taxes for the three months ended March 31, 1999 and 2000.

12.  Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

         The Company is a rural affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation, DIRECTV's parent, and between the Company and the NRTC.

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(Degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(Degree) W orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those now provided under the contract.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Commitments and Contingent Liabilities: - (Continued)

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions.

         On January 10, 2000, the Company and Golden Sky Systems, Inc. ("Golden Sky", a subsidiary of Golden Sky Holdings, Inc.) filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and Golden Sky. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, the Company and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000 and has been transferred to the judge assigned to the actions filed by the Company and Golden Sky and by the NRTC.

         Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

Commitments:

         The Company has entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. The Company must pay minimum fees to the provider as follows (in thousands):

                                                                   Annual
           Year                                                 Minimum Fees
           ----                                               ---------------
           2000.....................................               $12,600
           2001.....................................                18,216
           2002.....................................                20,250
           2003.....................................                20,250
           2004.....................................                20,250
                                                                 ---------
           Total minimum payments                                  $91,566
                                                                 =========

13.  Industry Segments, as restated:

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 38 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB and two transmitting towers, all located in the eastern United States.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  Industry Segments, as restated:  - (Continued)

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $380,000 and $141,000 for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $251,000 and $1.9 million for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $892,000 and $1.7 million for the three months ended March 31, 1999 and 2000, respectively. All other capital expenditures for the three months ended March 31, 1999 and 2000 were at the corporate level. Identifiable total assets for the Company's DBS segment were $669.3 million, as restated from that previously reported of $701.9 million (see Note 3) and $763.5, as restated from that previously reported of $821.8 million (see Note 3.) as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's Broadcast segment were $70.6 million and $67.1 million as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.5 million and $83.9 million as of December 31, 1999 and March 31, 2000, respectively. All other identifiable assets as of December 31, 1999 and March 31, 2000 were at the corporate level.

14.  Other Events, as restated:

         On May 5, 2000, the Company acquired, from Golden Sky Holdings, Inc. ("GSH"), the rights to provide DIRECTV programming in certain rural areas of 24 states and the related assets and liabilities. At the year end 2000, the total consideration of approximately $1.2 billion was restated from that previously reported of $1.3 billion for a correction to the purchase accounting for the acquisition. The consideration consisted of approximately 6.1 million shares of Pegasus' Class A Common Stock (amounting to $579.0 million at a price of $95.07 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase a total of approximately 349,000 shares of Pegasus' Class A Common Stock (amounting to $33.2 million, as restated from that previously reported of $33.1 million), approximately $293.7 million, as restated from that previously reported of $377.8 million, of assumed net liabilities, including a deferred income tax asset of $89.3 million, as restated, $377.8 million of assumed net liabilities and a deferred tax liability of approximately $421.3 million, as restated.

         On May 10, 2000, Pegasus announced a two-for-one stock split of its Class A Common Stock, in the form of a stock dividend, to shareholders of record on May 19, 2000. Shareholders will receive one additional share of Pegasus' Class A Common Stock for each share of Pegasus' Class A Common Stock they own as of the record date.

         The following represents the proforma effect of the stock split on basic and diluted earnings per common share, as restated for the DTS purchase accounting correction (see Note 3):

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   1999          2000
                                                                ---------    -----------
Basic and diluted earnings per common share:
     Loss from continuing operations.....................         ($1.38)        ($1.26)
     Income from discontinued operations.................             --           0.01
                                                                ---------    -----------
     Loss before extraordinary items.....................          (1.38)         (1.25)
     Extraordinary loss..................................             --          (0.14)
                                                                ---------    -----------
     Net loss............................................         ($1.38)        ($1.39)
                                                                =========    ===========

     Weighted average shares outstanding (000's).........        32,704          40,498
                                                                =========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information available to our management at the date that this report was initially filed on May 15, 2000. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our views that existed at May 15, 2000 with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of May 15, 2000. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes. This discussion has been revised to conform to the restatements discussed in Note 3 of the Notes to Consolidated Financial Statements.

General

         Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV with 802,000 subscribers at March 31, 2000, on an actual basis, without giving effect to the Golden Sky acquisition. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 5.3 million rural households in 38 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,500 independent retailers.

         o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 55,000 subscribers.

         DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         In January 2000, we entered into a letter of intent to sell the assets of our entire cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The closing of this sale is anticipated to occur during the third quarter of 2000 and is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. Accordingly, the results of our cable segment have been presented as discontinued operations in our consolidated statements of operations.

         In this section we use the terms pre-marketing cash flow from continuing operations and location cash flow from continuing operations. Pre-marketing cash flow from continuing operations is calculated by taking our earnings and adding back the following expenses:

         o  interest;

         o  income taxes;

         o  depreciation and amortization;

         o  non-cash charges;

         o  corporate overhead;

         o  extraordinary and non-recurring items;

         o  results of discontinued operations; and

         o DBS subscriber acquisition costs, which are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers.

         Location cash flow from continuing operations is pre-marketing cash flow from continuing operations less DBS subscriber acquisition costs.

         Pre-marketing cash flow from continuing operations and location cash flow from continuing operations are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow from continuing operations and location cash flow from continuing operations also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow from continuing operations and location cash flow from continuing operations are important, however, for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         Pegasus generally does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.

Restatement of Financial Statements

         At year end 2000, we corrected the purchase accounting and allocation of the purchase consideration in the 1998 acquisition of Digital Television Services, Inc. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. This correction principally affected our allocation of the purchase price to the amounts of deferred income taxes existing at and the amount of DBS rights assets recorded at the date of the acquisition and thereafter. This correction affected amounts previously reported for 1998, 1999 and 2000. The effects of the corrected accounting and consideration allocation cumulatively as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000 are shown below.

Cumulative as of December 31, 1999:
o Reduction of $35.7 million in the valuation allowance against deferred tax assets;
o  Reduction of $42.4 million in DBS rights assets;
o  Reduction of $9.8 million in accumulated amortization of DBS rights assets;
o  Reduction in deferred income tax liabilities of $23.7 million; and
o An increase of $26.8 million in accumulated deficit, comprised of a $30.3 million increase for the cumulative effects of the corrected accounting on results of operations for periods prior to January 1, 1999 and a $3.5 million decrease for the effects on results of operations for 1999.

For the three months ended March 31, 1999:
o  Reduction of amortization expense for DBS rights assets of $1.5 million; and
o  Recognition of tax expense of $561,000.

Cumulative as of March 31, 2000:
o Reduction of $60.4 million in the valuation allowance against deferred tax assets;
o  Reduction of $70.4 million in DBS rights assets;
o  Reduction of $12.0 million in accumulated amortization of DBS rights assets;
o  Reduction in deferred income tax liabilities of $23.2 million; and
o An increase of $26.8 million in accumulated deficit for the cumulative effects of the corrected accounting on periods prior to January 1, 2000.

For the three months ended March 31, 2000:
o  Reduction of amortization expense for DBS rights assets of $2.2 million; and
o  Recognition of tax expense of $3.8 million.

Our cash flows were not impacted by the corrected purchase accounting and consideration allocation.

         At year end 2000, we determined that certain provisions contained in the certificate of designation for our Series C Preferred Stock that was issued in the first quarter of 2000 permitted the series to be redeemed outside of our control. Accordingly, we restated on the balance sheet for March 31, 2000 the classification of the Series C Preferred Stock to redeemable preferred stocks at an amount of $290.6 million, net of issuance costs of $9.4 million. Series C Preferred Stock was previously reported in stockholders' equity at $300.0 million, and the issuance costs previously were reported in additional paid-in capital.

         At year end 2000, we determined that the issuances of Series B and D preferred stocks in the first quarter of 2000 contained beneficial conversion features to the holders of the stocks. As a result, proceeds of the issuances aggregating $5.5 million were allocated to the beneficial conversion features as a deemed dividend for purposes of determining the net loss applicable to common shares for the first quarter of 2000. We restated the computation of per common share amounts to account for these deemed dividends.

         Because of the magnitude of the corrections discussed above, we restated financial information herein from that previously reported as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding certain subtotals on the financial statements.

                                                                                     As               As Previously
(in thousands)                                                                    Restated              Reported
                                                                              ------------------    ------------------
Balance sheet items as of December 31, 1999:
Intangible assets, net of accumulated amortization                                 $   704,219           $  736,806
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $66.0 million to deferred tax liabilities                                  --               30,371
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $66.0 million                                                                             --               90,310
Accumulated deficit                                                                   (273,888)            (300,704)
Total assets and liabilities                                                           881,838              945,332

Balance sheet items as of March 31, 2000:
Intangible assets, net of accumulated amortization                                     792,610              850,956
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $81.1 million to deferred tax liabilities                                  --               20,739
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $81.1 million                                                                            536              104,806
Total redeemable preferred stocks                                                      476,341              185,722
Accumulated deficit                                                                   (323,247)            (348,433)
Total assets and liabilities                                                         1,375,938            1,455,022


Statement of operations items for the three months ended March 31, 1999:
DBS depreciation and amortization                                                       19,975               21,452
Income tax expense (benefit)                                                               118                 (443)
Net loss                                                                               (40,962)             (41,878)
Net loss applicable to common shares                                                   (45,009)             (45,925)

Statement of operations items for the three months ended March 31, 2000:
DBS depreciation and amortization                                                       20,274               22,450
Income tax benefit                                                                          --               (3,806)
Income from discontinued operations                                                        304                  491
Loss before extraordinary items                                                        (40,962)             (38,449)
Extraordinary loss                                                                      (5,754)              (9,280)
Net loss                                                                               (46,020)             (47,729)
Accrued and deemed preferred stock dividends and accretion                              10,318                4,781
Net loss applicable to common shares                                                   (56,338)             (52,510)



         As a result of the restatements discussed above for the corrected purchase accounting and deemed dividends, we restated the computation of per common share amounts from that previously reported. The following presents the restated per common share amounts and the amounts previously reported.


                                                                       As
                                                       As          previously
                                                    restated        reported
                                                    ---------      ----------
For the three months ended March 31, 1999:
Loss from continuing operations                       $(2.76)         $(2.82)
Income from discontinued operations                      .01             .01
Loss before extraordinary items                        (2.75)          (2.81)
Net loss applicable to common shares                   (2.75)          (2.81)

For the three months ended March 31, 2000:
Loss from continuing operations                        (2.52)          (2.15)
Income from discontinued operations                      .02             .02
Loss before extraordinary items                        (2.50)          (2.13)
Extraordinary items                                     (.28)           (.46)
Net loss applicable to common shares                   (2.78)          (2.59)

Results of Operations

Three months ended March 31, 2000, as restated, compared to three months ended March 31, 1999, as restated

         Total net revenues from continuing operations for the three months ended March 31, 2000 were $104.0 million, an increase of $37.7 million, or 57%, compared to total net revenues of $66.3 million for the same period in 1999. The increase in total net revenues for the three months ended March 31, 2000 was primarily due to an increase in DBS revenues of $37.5 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations for the three months ended March 31, 2000 were $126.6 million, as restated, an increase of $34.6 million, or 38%, compared to total operating expenses of $92.0 million, as restated, for the same period in 1999. The increase was primarily due to an increase of $31.9 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $2.2 million for the three months ended March 31, 2000, an increase of $331,000, or 17%, compared to $1.9 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $427,000 for the three months ended March 31, 2000.

         Other expenses from continuing operations were $865,000 for the three months ended March 31, 2000, an increase of $516,000, or 148%, compared to other expenses of approximately $349,000 for the same period in 1999. The increase is primarily due to increased investor relation activities and legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $21.2 million for the three months ended March 31, 2000, an increase of $5.6 million, or 35%, compared to interest expense of $15.7 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new Pegasus Media & Communications credit facility. Interest income from continuing operations was $3.4 million for the three months ended March 31, 2000, an increase of $3.0 million, or 670%, compared to interest income of $445,000 for the same period in 1999. The increase in interest income is due to significantly higher average cash balances for the three months ended March 31, 2000 compared to the same period in 1999.

         Income taxes for the three months ended March 31, 2000 were $0, as restated, compared to income tax expense of $118,000, as restated, for the same period in 1999.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $116,000 for the three months ended March 31, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $304,000, as restated, for the three months ended March 31, 2000, compared to $133,000 for the same period in 1999. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Pegasus had approximately 55,000 cable subscribers at March 31, 2000 compared to 50,200 at March 31, 1999.

         Extraordinary loss from the extinguishment of debt, net of income taxes, was $5.8 million, as restated, for the three months ended March 31, 2000. In January 2000, Pegasus Media & Communications entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus Media & Communications $180.0 million credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

         Preferred stock dividends were $10.3 million, as restated, for the three months ended March 31, 2000, compared to $4.0 million, in preferred stock dividends for the same period in 1999. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding for the three months ended March 31, 2000 compared to the same period in 1999 as the result of payment of dividends in kind and the issuance of four new series of preferred stock in the first quarter of 2000 and deemed dividends we recognized for beneficial conversion features associated with the issuance of our Series B and D preferred stocks in the first quarter of 2000.

DBS

         During the last twelve months, Pegasus acquired, through acquisitions, approximately 77,000 subscribers and the exclusive DIRECTV distribution rights to approximately 587,000 households in rural areas of the United States. At March 31, 2000, Pegasus had exclusive DIRECTV distribution rights to 5.3 million households and 802,000 subscribers as compared to 4.8 million households and 481,000 subscribers at March 31, 1999. Pegasus had 7.2 million households and approximately 1.2 million subscribers at March 31, 2000, including pending acquisitions (which include the acquisition of Golden Sky). At March 31, 1999, subscribers would have been 817,000, including pending and completed acquisitions. Subscriber penetration increased from 11.3% at March 31, 1999 to 16.1% at March 31, 2000, including pending and completed acquisitions.

         Total DBS net revenues were $95.9 million for the three months ended March 31, 2000, an increase of $37.5 million, or 64%, compared to DBS net revenues of $58.3 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first quarter of 2000 compared to the first quarter of 1999. The average monthly revenue per subscriber was $43.52 for the three months ended March 31, 2000 compared to $43.12 for the same period in 1999. Pro forma DBS net revenues, including pending acquisitions at March 31, 2000 (which include the acquisition of Golden
Sky), were $146.5 million, an increase of $23.7 million, or 19%, compared to pro forma DBS net revenues of $122.8 million for the same period in 1999.

         Programming, technical, and general and administrative expenses were $67.9 million for the three months ended March 31, 2000, an increase of $27.3 million, or 67%, compared to $40.5 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.8% for the three months ended March 31, 2000 compared to 69.5% for the same period in 1999.

         Subscriber acquisition costs were $25.4 million for the three months ended March 31, 2000, an increase of $4.3 million compared to $21.1 million for the same period in 1999. Gross subscriber additions were 79,300 for the three months ended March 31, 2000 compared to 51,600 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $321 for the three months ended March 31, 2000 compared to $410 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is due to a decrease in promotional programming.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $400,000 for the three months ended March 31, 2000, an increase of $10,000, or 3%, compared to $390,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization was $20.3 million, as restated, for the three months ended March 31, 2000, compared to $20.0 million, as restated, for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended March 31, 2000, Pegasus owned or programmed ten broadcast television stations in six markets. One new station was launched during the fourth quarter of 1999. Total net broadcast revenues for the three months ended March 31, 2000 were $8.1 million, an increase of $189,000, or 2%, compared to net broadcast revenues of $7.9 million for the same period in 1999. The increase is primarily attributable to an increase of $125,000 in barter revenue.

         Programming, technical, and general and administrative expenses were $6.0 million for the three months ended March 31, 2000, an increase of $1.0 million, or 21%, compared to $4.9 million for the same period in 1999. The increase is primarily due to higher programming costs for the three months ended March 31, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $1.9 million for the three months ended March 31, 2000, an increase of $402,000, or 27%, compared to $1.5 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $15,000 for the three months ended March 31, 2000, a decrease of $141,000, or 90%, compared to $156,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization was $1.3 million for the three months ended March 31, 2000, an increase of $136,000, or 11%, compared to $1.2 million for the same period in 1999. The increase is due to capital expenditures associated with the launch of new stations, our news initiative and the construction of and facility upgrades to our stations.

Liquidity and Capital Resources

         Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal uses of its cash has been to fund acquisitions, to meet debt service obligations, to fund DBS subscriber acquisition costs, to fund DBS programming costs and dealer commissions and to fund investments in its broadcast and cable technical facilities.

         Pre-marketing cash flow from continuing operations increased by approximately $8.9 million, or 46%, for the three months ended March 31, 2000 as compared to the same period in 1999. Pre-marketing cash flow from continuing operations increased as a result of:

         o a $10.2 million, or 57%, increase in DBS pre-marketing cash flow attributable to acquisitions and internal growth in Pegasus' DBS subscriber base; and

         o a $1.2 million, or 80%, decrease in broadcast location cash flow as a result of an increase in programming expenses and fees to the Fox Television Network.

         During the three months ended March 31, 2000, $40.5 million of cash on hand at the beginning of the year, together with $340.3 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $5.7 million and investing activities of approximately $59.7 million. Investing activities consisted of:

         o the acquisition of DBS assets from seven independent DIRECTV providers during the first quarter of 2000 for approximately $36.0 million;

         o approximately $1.3 million of broadcast expenditures for broadcast television transmitter, tower and facility constructions and upgrades;

         o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $1.3 million;

         o  investment in affiliates of $14.5 million;

         o the purchase of a building for our corporate offices of approximately $13.0 million, of which $4.3 million was payable in cash;

         o  payments of programming rights amounting to $1.1 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $1.4 million.

         Financing activities consisted of:

         o the issuance of 3.0 million shares of Series C convertible preferred stock resulting in net proceeds to Pegasus of approximately $290.6 million;

         o the issuance of approximately 70,000 shares of Class A common stock resulting in net proceeds to Pegasus of approximately $811,000;

         o  net borrowings on bank credit facilities totaling $70.8 million;

         o an increase in deferred financing costs of approximately $10.1 million, primarily in connection with the amendment and restatement of the Pegasus Media & Communications credit facility;

         o the repayment of approximately $9.8 million of long-term debt, primarily sellers' notes and capital leases;

         o the placement of approximately $2.1 million in certificates of deposit to collateralize certain outstanding loans; and

         o  the repurchase of Class A common stock in treasury of $52,000.

         As of March 31, 2000, cash on hand amounted to $315.3 million plus restricted cash of $4.4 million.

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005. The new Pegasus Media & Communications credit facility is collateralized by substantially all of the assets of Pegasus Media & Communications and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the new Pegasus Media & Communications credit facility are available for acquisitions, subject to the approval of lenders in certain circumstances, to retire certain indebtedness, to fund interest payments, for working capital, capital expenditures and general corporate purposes. As of March 31, 2000, $275.0 million was outstanding under the senior term credit facility and stand-by letters of credit amounting to $40.6 million were issued pursuant to the senior revolving credit facility.

         A portion of the proceeds from the initial borrowing under the senior term credit facility was used to repay the outstanding balances under the existing Pegasus Media & Communications $180.0 million senior revolving credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Additionally, in connection with the closing of the new Pegasus Media & Communications credit facility, Digital Television Services was merged with and into a subsidiary of Pegasus Media & Communications.

         In January 2000, Pegasus completed an offering of 3.0 million shares of its 6.5% Series C convertible preferred stock, with a liquidation preference of $100 per share plus any accrued but unpaid dividends, which resulted in net proceeds to Pegasus of approximately $290.6 million. Each share of Series C preferred stock will initially be convertible at the option of the holder into
0.7843 shares of Pegasus' Class A common stock. Pegasus may redeem the Series C preferred stock on or after August 1, 2001, subject to certain conditions, at redemption prices set forth in the certificate of designation, plus accumulated and unpaid dividends, if any.

         In the first quarter of 2000, Pegasus issued 5,707 shares, 22,500 shares and 10,000 shares of its Series B, Series D and Series E junior convertible participating preferred stock, respectively, with a liquidation preference of $1,000 per share plus any accrued but unpaid dividends, as partial consideration for acquisitions of DIRECTV distribution rights from three independent DIRECTV providers. Each share of Series B, Series D and Series E preferred stock will initially be convertible at the option of the holder into approximately 16.24 shares, 9.77 shares and 10.78 shares of Pegasus' Class A common stock, respectively.

         As defined in the certificate of designation governing Pegasus' Series A preferred stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries on a consolidated basis where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the certificate of designation. Pro forma for the seven completed DBS acquisitions occurring in the first quarter of 2000, as if such acquisitions occurred on April 1, 1999, adjusted operating cash flow would have been approximately $123.1 million as follows (in thousands):

                                                                                      Four Quarters Ended
                                                                                        March 31, 2000
                                                                                      -------------------

Revenues.......................................................................            $503,458
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.............................................................             373,526
                                                                                            -------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...........             129,932
Corporate expenses.............................................................               6,846
                                                                                           --------
Adjusted operating cash flow...................................................            $123,086
                                                                                           ========

         Pegasus believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations for at least the next twelve months. However, Pegasus is highly leveraged and our ability in the future to repay our existing indebtedness will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet the obligations under our indebtedness. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to:

         o  pay dividends and make certain other payments and investments;

         o  borrow additional funds;

         o  create liens; and

         o  sell our assets.

Failure to make debt payments or comply with our covenants could result in an event of default which if not cured or waived could have a material adverse effect on us.

         Pegasus closely monitors conditions in the capital markets to identify opportunities for the effective use of financial leverage. In financing its future expansion and acquisition requirements, Pegasus would expect to avail itself of such opportunities and thereby increase its indebtedness. This could result in increased debt service requirements. We cannot assure you that such debt financing can be completed on terms satisfactory to Pegasus or at all. Pegasus may also issue additional equity to fund its future expansion and acquisition requirements.

Year 2000

         The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached. An issue exists for all companies that rely on computers. This issue involves computer programs and applications that were written using two digits rather than four to identify the applicable year, and could result in systems failures or miscalculations. We have completed an assessment of and taken corrective measures to mitigate the potential adverse effects the year 2000 issue may have on our operations. Costs in connection with any modifications to make our systems compliant have not been and are not expected to be material. We are not currently aware of any operational or technical problems as a result of the change to the year 2000 and will continue to monitor the potential adverse impact of the year 2000 issue on our business; however, there can be no assurance that the year 2000 issue will not have a material adverse impact on our financial condition or our results of operations in the future.

Dividend Policy

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Pegasus Media & Communications' credit facility and publicly held debt securities restrict it from paying dividends to Pegasus. In addition, Pegasus' ability to pay dividends and to incur indebtedness are subject to certain restrictions contained in Pegasus' publicly held debt securities, in the terms of Pegasus' Series A and Series C preferred stock and by Pegasus Media & Communications' credit facility and publicly held debt securities.

Seasonality

         Pegasus' revenues vary throughout the year. As is typical in the broadcast television industry, Pegasus' first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. Pegasus' operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

Inflation

         Pegasus believes that inflation has not been a material factor affecting its business. In general, Pegasus' revenues and expenses are impacted to the same extent by inflation. A majority of Pegasus' indebtedness bears interest at a fixed rate.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101A has deferred the timing of the adoption of the requirements until the second quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information about Pegasus' market sensitive financial instruments is provided below and constitutes a "forward-looking statement." Pegasus' major market risk exposure is changing interest rates that relate to its credit facilities, debt obligations and preferred stock. Pegasus' objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. Pegasus has entered into interest rate protection agreements on its credit facility to limit its exposure to market interest rate fluctuations.

         Pegasus Media & Communications maintained a $180.0 million senior, reducing revolving credit facility. Interest on the credit facility was calculated at either the bank's base rate or LIBOR, plus an applicable margin. The credit facility was amended and restated in January 2000.

         Digital Television Services maintained a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Interest on the credit facilities was calculated at either the bank's base rate or the Eurodollar rate, plus an applicable margin. The credit facilities were refinanced in January 2000 with the first amended and restated Pegasus Media & Communications credit facility.

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility and a $275.0 million senior term credit facility. As of March 31, 2000, stand-by-letters of credit amounting to $40.6 million were issued pursuant to its $225.0 million revolving credit facility and $275.0 million was outstanding under its $275.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2001, with the balance due at maturity. Interest on the credit facility is calculated at either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit facility expires in October 2004 and the term credit facility expires in April 2005.

         Commensurate with the closing of the first amended and restated Pegasus Media & Communications credit facility, Pegasus Media & Communications borrowed $275.0 million under the term loan, outstanding balances under Pegasus Media & Communications' existing $180.0 million credit facility and Digital Television Services' existing $90.0 million credit facilities were repaid and commitments under Digital Television Services' credit facilities were terminated.

         As of March 31, 2000, Pegasus estimated the fair value of its debt and preferred stock to be approximately $766.9 million and $529.7 million respectively, using quoted market prices. The market risk associated with Pegasus' debt and preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of Pegasus' debt and preferred stock to approximately $777.8 million and $552.3 million, respectively.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation. Please refer to the disclosure relating to this matter set forth under "Item 3: Legal Proceedings" on pages 25 and 26 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999.

         DBS Late Fee Litigation. In November 1998 we were sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. On March 20, 2000, an order for stipulation of dismissal without prejudice was signed by a judge of the Superior Court Division II of Hamilton County, Indiana dismissing without prejudice all claims asserted by the plaintiffs against Pegasus.

         Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 22, 2000, a special meeting of Pegasus' stockholders was held. At this meeting, votes were cast to approve (i) the merger agreement relating to the acquisition of Golden Sky Holdings, Inc. by Pegasus and the transactions contemplated thereby ("Proposal 1"), (ii) the proposal to amend the Pegasus Restricted Stock Plan to increase the number of shares of Class A Common Stock that may be issued thereunder from 350,000 to 750,000 ("Proposal 2"), (iii) the proposal to amend the Pegasus Stock Option Plan to increase the number of shares of Class A Common Stock that may be issued thereunder from 1,300,000 to 3,000,000 and to increase the maximum number of shares of Class A Common Stock that may be issued under options granted to any employee from 550,000 to 1,000,000 ("Proposal 3"), (iv) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of Class A Common Stock from 50,000,000 to 250,000,000 shares ("Proposal 4"), (v) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of Class B Common Stock from 15,000,000 to 30,000,000 shares ("Proposal 5"), (vi) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of non-voting common stock from 20,000,000 to 200,000,000 shares ("Proposal 6"), and (vii) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of preferred stock from 5,000,000 to 20,000,000 shares ("Proposal 7"). Approval of Proposal 5 required the affirmative vote of holders of a majority of the total voting power of the outstanding shares of Class A Common Stock and Class B Common Stock voting separately and not as a single class. At the special meeting, 11,542,343 shares of Class A Common Stock and 4,581,900 shares of Class B Common Stock were present at the meeting in person or by proxy. After giving effect to each holder of Class A Common Stock being entitled to one vote per share and all holders of Class B Common Stock being entitled to ten votes per share, an aggregate of 57,361,343 votes were entitled to be cast at the meeting. The results of the votes were as follows:

                           For              Against              Abstain
                           ---              -------              -------
Proposal 1                 57,296,484       16,466               48,393
Proposal 2                 55,046,517       2,264,803            50,027
Proposal 3                 54,983,630       2,374,114            3,603
Proposal 4                 55,847,084       3,422,204            48,470
Proposal 5
         Class A           11,010,197       2,460,736            48,145
         Class B           45,819,000       0                    0
Proposal 6                 56,004,808       3,284,210            48,790
Proposal 7                 53,725,730       3,583,777            51,570

         Proposal 7 required the approval of the holders of the Series A preferred stock and Series C convertible preferred stock voting together as a single class. Pegasus solicited written consents from such holders. Of the 3,143,684 shares of Series A preferred stock and Series C convertible preferred stock issued and outstanding, 1,764,719 consents were received in favor of Proposal 7, 237,288 consents were voted against Proposal 7, and 39,953 abstentions were received.

         As a result of the special meeting and consent solicitation, each of the proposals were approved.


ITEM 5.  OTHER INFORMATION

         On May 5, 2000, pursuant to the terms of an Agreement and Plan of Merger among Pegasus, Golden Sky Holdings, Inc., Pegasus GSS Merger Sub, Inc., a wholly owned subsidiary of Pegasus, certain stockholders of Pegasus and certain stockholders of Golden Sky Holdings, Inc., Golden Sky Holdings, Inc. was merged into Pegasus GSS Merger Sub, Inc. and became a wholly owned subsidiary of Pegasus Communications Corporation. Upon consummation of the merger, 6,090,145 shares of Pegasus' Class A Common Stock in the aggregate were issued to the former Golden Sky stockholders and holders of Golden Sky options received options to purchase an aggregate of 348,964 shares of Pegasus' Class A Common Stock. Pursuant to the Agreement and Plan of Merger, certain stockholders of Golden Sky signed an amended and restated voting agreement and a registration rights agreement. In connection with the merger, Robert F. Benbow, William P. Collatos, and Ted S. Lodge were elected to Pegasus' board of directors as the designees of Alta Communications, Spectrum Equity Investors, and Marshall W. Pagon, respectively. At the time of the merger, Michael C. Brooks resigned from Pegasus' board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      Exhibit 27.1         Financial Data Schedule.

(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000, other than those reports disclosed under Item 14 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Communications Corporation



May 11, 2001                        By: /s/ M. Kasin Smith
--------------------------          -------------------------------------------
Date                                M. Kasin Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Exhibit 27.1  Financial Data Schedule

Pegasus Communications Corporation
First Quarter 2000 Form 10-Q


         This schedule contains summary financial information extracted from the consolidated balance sheet of Pegasus Communication Corporation as of March 31, 2000 (unaudited) and the related consolidated statement of operations for the three months ended March 31, 2000 (unaudited). This information is qualified in its entirety by reference to such financial statements.


                  (Dollars in thousands, except per share data)
 Multiplier                                        1
 Currency                               U.S. Dollars
 Period - Type                              3 Months
 Fiscal Year End                   December 31, 2000
 Period- End                          March 31, 2000
 Cash                                        315,317
 Securities                                        0
 Receivables                                  29,799
 Allowances                                    1,459
 Inventory                                    15,599
 Current Assets                              373,782
 PP&E                                         93,428
 Depreciation                                 34,428
 Total Assets                              1,375,938
 Current Liabilities                          98,845
 Bonds                                       452,876
 Preferred - Mandatory                       476,341
 Preferred                                         0
 Common                                          205
 Other - SE                                   47,804
 Total Liabilities and Equity              1,375,938
 Sales                                       103,995
 Total Revenues                              103,995
 CGS                                               0
 Total Costs                                 126,628
 Other Expenses                              (3,310)
 Loss - Provision                                  0
 Interest Expense                             21,247
 Income Pretax                              (40,454)
 Income Tax                                        0
 Income Continuing                          (40,570)
 Discontinued                                    304
 Extraordinary                               (5,754)
 Changes                                           0
 Net Income                                 (46,020)
 EPS - Primary                                (2.78)
 EPS - Diluted                                (2.78)