Form 10-Q
period 2001-03-31
PEGASUS COMMUNICATIONS CORP INC
filed 2001-05-17
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2001
                                        --------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                        Commission File Number 000-21389

                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                  Delaware                                 23-3070336
                  --------                                 ----------
         (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)             Identification Number)


         c/o Pegasus Communications Management Company;
         225 City Line Avenue, Suite 200, Bala Cynwyd, PA       19004
         ------------------------------------------------       -----
         (Address of principal executive offices)             (Zip code)


         Registrant's telephone number, including area code:   (888) 438-7488
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
Yes_X_  No___

         Number of shares of each class of the Registrant's common stock outstanding as of May 4, 2001:

                  Class A, Common Stock, $0.01 par value             46,538,715
                  Class B, Common Stock, $0.01 par value              9,163,800
                  Non-Voting, Common Stock, $0.01 par value                   _

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2001

                                                                                                Page
                                                                                                ----
Part I.  Financial Information

         Item 1            Financial Statements

                           Condensed Consolidated Balance Sheets
                             March 31, 2001 and December 31, 2000                                 4

                           Consolidated Statements of Operations and
                             Comprehensive Loss
                             Three months ended March 31, 2001 and 2000                           5

                           Condensed Consolidated Statements of Cash Flows
                             Three months ended March 31, 2001 and 2000                           6

                           Notes to Consolidated Financial Statements                             7

         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       14

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         19

Part II.  Other Information

         Item 1            Legal Proceedings                                                     20

         Item 2            Changes in Securities and Use of Proceeds                             21

         Item 4            Submission of Matters to a Vote of Security Holders                   21

         Item 6            Exhibits and Reports on Form 8-K                                      21

         Signature                                                                               23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       Pegasus Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                   March 31,         December 31,
                                                                                      2001               2000
                                                                                  ----------         ------------
                                              ASSETS                                         (unaudited)

Current  assets:
     Cash and cash equivalents                                                    $  160,313           $  214,361
     Restricted cash                                                                  11,710                9,071
     Accounts receivable, net                                                         62,759               57,643
     Inventory                                                                        12,030               16,854
     Prepaid expenses                                                                 12,752               12,778
     Other current assets                                                              5,451                4,967
                                                                                  ----------           ----------
       Total current assets                                                          265,015              315,674

Property and equipment, net                                                           68,722               64,609
Intangible assets, net                                                             1,978,798            2,036,208
Investment in affiliates                                                             124,418              116,364
Other non-current assets                                                              57,470               72,531
                                                                                  ----------           ----------
     Total assets                                                                 $2,494,423           $2,605,386
                                                                                  ==========           ==========

                          LIABILITIES, REDEEMABLE PREFERRED STOCKS AND EQUITY

Current liabilities:
     Current portion of long-term debt                                            $   14,357             $ 10,891
     Taxes payable                                                                    29,620               29,620
     Accounts payable                                                                  7,226                9,782
     Accrued satellite programming, fees and commissions                              86,065              104,627
     Other current liabilities                                                        50,787               66,401
                                                                                  ----------           ----------
       Total current liabilities                                                     188,055              221,321

Long-term debt                                                                     1,201,014            1,171,967
Deferred income taxes, net                                                           106,282              145,912
Other non-current liabilities                                                         43,590               40,198
                                                                                  ----------           ----------
      Total liabilities                                                            1,538,941            1,579,398
                                                                                  ----------           ----------

Commitments and contingent liabilities  (see Note 11)

Minority interest                                                                      1,033                  911

Redeemable preferred stocks                                                          501,066              490,646

Stockholders' equity:
     Common stock                                                                        555                  551
     Other stockholders' equity                                                      452,828              533,880
                                                                                  ----------           ----------
       Total stockholders' equity                                                    453,383              534,431
                                                                                  ----------           ----------

     Total liabilities, redeemable preferred stocks and
        stockholders' equity                                                      $2,494,423           $2,605,386
                                                                                  ==========           ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                                                     Three Months Ended March 31,
                                                                                      2001                   2000
                                                                                   ---------               ---------
                                                                                              (unaudited)
Net revenues:
     DBS                                                                           $ 205,838               $  95,857
     Broadcast                                                                         7,646                   8,138
                                                                                   ---------               ---------
       Total net revenues                                                            213,484                 103,995

Operating expenses:
     DBS
        Programming, technical, general and administrative                           146,227                  67,858
        Marketing and selling                                                         53,992                  25,409
        Depreciation and amortization                                                 62,754                  20,274
        Other                                                                            525                     400
     Broadcast
        Programming, technical, general and administrative                             5,436                   5,963
        Marketing and selling                                                          1,882                   1,869
        Depreciation and amortization                                                  1,281                   1,325
        Other                                                                            110                      15
                                                                                                                   -
     Corporate expenses                                                                2,637                   1,860
     Corporate depreciation and amortization                                             394                     363
     Development costs                                                                 4,389                     427
     Other expense, net                                                                8,336                     865
                                                                                   ---------               ---------
       Loss from operations                                                          (74,479)                (22,633)

Interest expense                                                                     (34,331)                (21,247)
Interest income                                                                        2,708                   3,426
Other non-operating expense                                                           (3,651)                      -
                                                                                   ---------               ---------
     Loss from continuing operations before equity in affiliates,
       income taxes and extraordinary items                                         (109,753)                (40,454)
Equity in earnings (losses) of affiliates                                              8,001                    (116)
Benefit for income taxes                                                             (35,495)                      -
                                                                                   ---------               ---------
     Loss from continuing operations before
       extraordinary items                                                           (66,257)                (40,570)
Discontinued operations:
     Income from discontinued operations of cable segment, net of income
       tax expense of $187                                                                 -                     304
                                                                                   ---------               ---------
     Loss before extraordinary items                                                 (66,257)                (40,266)

Extraordinary loss from extinquishment of debt, net of income tax
     benefit of $3,526                                                                     -                  (5,754)
                                                                                   ---------               ---------
     Net loss                                                                        (66,257)                (46,020)

Other comprehensive loss:
     Unrealized loss on marketable equity securities, net of
       income tax benefit of $4,665                                                   (7,611)                      -
                                                                                   ---------               ---------
     Comprehensive loss                                                            $ (73,868)              $ (46,020)
                                                                                   =========               =========


Basic and diluted per common share amounts:
     Loss from continuing operations, including accrued and deemed
       preferred stock dividends and accretion                                     $   (1.39)              $   (1.26)
     Income from discontinued operations                                                   -                    0.01
                                                                                   ---------               ---------
     Loss before extraordinary items, including accrued and deemed
       preferred stock dividends and accretion                                         (1.39)                  (1.25)
     Extraordinary loss                                                                    -                   (0.14)
                                                                                   ---------               ---------
     Net loss applicable to common shares                                          $   (1.39)              $   (1.39)
                                                                                   =========               =========

     Weighted average number of common shares outstanding                             55,324                  40,498
                                                                                   =========               =========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Three Months Ended March 31,
                                                                                   2001              2000
                                                                                ------------      ----------
                                                                                          (unaudited)

Net cash used by operating activities                                             $ (68,475)       $ (5,698)
                                                                                  ---------        --------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                              (889)        (35,967)
       Capital expenditures                                                          (7,468)         (8,005)
       Investment in affiliates                                                           -         (14,462)
       Other                                                                         (3,443)         (1,261)
                                                                                  ---------       ---------
    Net cash used by investing activities                                           (11,800)        (59,695)
                                                                                  ---------       ---------

Cash flows from financing activities:
       Repayments of long-term debt                                                  (3,037)         (9,761)
       Net borrowings on bank credit facilities                                      31,313          70,800
       Restricted cash, net of cash acquired                                         (2,639)         (2,070)
       Debt financing costs                                                             (23)        (10,052)
       Net proceeds from issuance of Series C preferred stock                             -         290,619
       Other                                                                            613             721
                                                                                  ---------       ---------

    Net cash provided by financing activities                                        26,227         340,257
                                                                                  ---------       ---------

Net (decrease) increase in cash and cash equivalents                                (54,048)        274,864
Cash and cash equivalents, beginning of year                                        214,361          40,453
                                                                                  ---------       ---------

Cash and cash equivalents, end of period                                          $ 160,313       $ 315,317
                                                                                  =========       =========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

         On February 22, 2001, Pegasus Communications Corporation ("PCC", and together with its subsidiaries, "the Company") undertook a corporate reorganization. A new publicly held parent holding company was formed that assumed the name Pegasus Communications Corporation. The former parent holding company previously known as Pegasus Communications Corporation was renamed Pegasus Satellite Communications, Inc. ("PSC"). In the reorganization, the ownership interests and rights of PSC's common and preferred stockholders were automatically transferred into common and preferred stocks of PCC. The common and preferred stocks of PCC were identical in all terms, conditions and amounts outstanding as the common and preferred stocks of PSC outstanding at the date of the reorganization. As a result of the reorganization, PSC became a direct subsidiary of PCC. Prior to the reorganization, Pegasus Development Corporation ("PDC") was a direct subsidiary of PSC. In the reorganization, PSC distributed PDC to PCC and PDC became a direct subsidiary of PCC.

2. Basis of Presentation

         The financial statements include the accounts of PCC and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis.

         PCC is the successor to the former Pegasus Communications Corporation now Pegasus Satellite Communications, Inc. The annual report on Form 10-K filed for PSC for the year ended December 31, 2000 and all Form 10-K's and quarterly reports on Form 10-Q previously filed under the name of Pegasus Communications Corporation that became Pegasus Satellite Communications, Inc. in the reorganization also pertain to the present PCC. The amounts on the balance sheet as of December 31, 2000 were derived from the audited balance sheet of PSC as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in PSC's Annual Report on Form 10-K for the year ended December 31, 2000. All footnotes contained in PSC's Form 10-K for the year ended December 31, 2000 apply to PCC, unless otherwise specified herein, accordingly, those footnotes are not repeated herein. The amounts on the statement of operations and comprehensive loss and statement of cash flows for the three months ended March 31, 2000 were obtained from the consolidated financial statements of Pegasus Communications Corporation filed for that period.

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period.

         The corporate reorganization discussed in Note 1 was accounted for as a recapitalization in which the historical basis of assets and liabilities existing at the date of the reorganization did not change.

3. Common Stock

         As indicated in Note 1, all shares of Class A and B and Nonvoting common stocks of PSC designated, issued and outstanding at the date of the reorganization and related additional paid-in capital became identical shares of Class A and B and Nonvoting common stocks and related additional paid-in capital of PCC in the reorganization. The number of shares of Class A common stock issued and outstanding were: at March 31, 2001 - 46,260,756 issued and outstanding; at December 31, 2000 - 45,957,464 issued, 45,942,227 outstanding. The number of shares issued and outstanding at each date for Class B common stock was 9,163,800. No shares were outstanding at either date for Nonvoting common stock.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Common Stock (continued)

         Class A shares issued during the three months ended March 31, 2001 were: 223,278 as payment of dividends on preferred stocks; 45,888 for exercises of warrants; 27,397 for employee benefit and award plans; and 7,901 for other purposes. No dividends were declared or paid for common stocks during the three months ended March 31, 2001.

4. Other Stockholders' Equity

         Within other stockholders' equity is accumulated other comprehensive loss, net of income tax, representing the cumulative unrealized loss on marketable equity securities held by the Company. Balances were $19.6 million, net of income tax benefit of $12.0 million at March 31, 2001 and $12.0 million, net of income tax benefit of $7.3 million at December 31, 2000.

5. Redeemable Preferred Stocks

         As indicated in Note 1, all shares of Series A, B, C, D and E preferred stocks of PSC issued and outstanding at the date of the reorganization and related additional paid-in capital and accrued dividends became identical shares of Series A, B, C, D and E preferred stocks and related additional paid-in capital and accrued dividends of PCC in the reorganization.

         Concurrent with the reorganization, PSC issued a new 12-3/4% Series A cumulative exchangeable preferred stock in exchange for PCC's 12-3/4% Series A cumulative exchangeable preferred stock it had received from PSC in the reorganization. The terms, conditions and amounts outstanding of PSC's new Series A preferred stock were identical to those of PCC's Series A preferred stock as well as those of PSC's Series A preferred stock outstanding at the date of the reorganization. PCC's Series A preferred stock surrendered in the exchange was cancelled.

         The carrying amount of redeemable preferred stocks at March 31, 2001 of $501.1 million consisted of $333.9 million for PCC preferred stocks and $167.2 million for PSC preferred stock. At December 31, 2000, the total carrying amount of redeemable preferred stocks of $490.6 million was for PSC. The increase in the carrying amount from December 31, 2000 to March 31, 2001 was principally due to accrued dividends of $10.4 million.

         The number of shares of preferred stock issued and outstanding was:
162,587 and 152,844 for Series A at March 31, 2001 and December 31, 2000, respectively; 5,707 for Series B at March 31, 2001 and December 31, 2000; 3.0 million of Series C at March 31, 2001 and December 31, 2000; 22,500 for Series D at March 31, 2001 and December 31, 2000; and 10,000 of Series E at March 31, 2001 and December 31, 2000. The increase in the number of shares of Series A was due to the payment of semi-annual dividends on Series A on January 1, 2001 of $9.7 million in shares of Series A preferred stock. Annual dividends on Series D and E were paid on January 1, 2001 in shares of Class A common stock of 27,594 and 12,445 shares, respectively. A semi-annual dividend of $28,500 was paid in cash on January 1, 2001 for Series B. On January 31, 2001, a quarterly dividend of $4.9 million for Series C was paid by issuing 183,239 shares of Class A common stock. A quarterly dividend of $4.9 million on Series C was also paid on April 30, 2001 by issuing 245,673 shares of Class A common stock.

6.   Long-Term Debt

         In the corporate reorganization discussed in Note 1, PSC continues to be obligated under debt securities and agreements after the reorganization that were outstanding at the date of the reorganization, which are the same that existed at December 31, 2000.

         During the three months ended March 31, 2001, Pegasus Media & Communications, Inc. ("PM&C"), a direct subsidiary of PSC, borrowed $32.0 million under its revolving credit facility. The total amount outstanding under the revolving credit facility was $67.0 million at March 31, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $36.6 million at March 31, 2001 and $40.4 million at December 31, 2000. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $5.6 million to approximately $219.4 million. Availability under the revolving

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (continued)

credit facility at March 31, 2001 was $115.6 million. On March 31, 2001, PM&C began making scheduled quarterly payments of $687,500 on its term loan facility. This reduced the amount outstanding thereunder to $274.3 million at March 31, 2001. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.63% and 10.19%, respectively, for the term facility and 7.71% and 10.11%, respectively, for the revolving facility.

         At March 31, 2001 and December 31, 2000, the total amount outstanding under Golden Sky Systems, Inc.'s ("GSS"), a direct subsidiary of PSC, revolving credit facility was $37.0 million. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $28.7 million at March 31, 2001 and $35.9 million at December 31, 2000. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $1.2 million to approximately $113.9 million. Availability under the revolving facility at March 31, 2001 was $48.1 million. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.33% and 9.90%, respectively, for the term facility and 8.05% and 10.26%, respectively, for the revolving facility.

         At March 31, 2001, GSS was in violation of covenants under its credit agreement with respect to certain operational thresholds. GSS has requested a waiver of these violations from the participating lenders to the agreement. In exchange for the waiver, GSS would amend the agreement to permanently reduce the commitment under the revolving facility to $90.0 million. GSS intends to repay amounts outstanding under the term loan facility and revolving credit facility by the end of the third quarter 2001. The waiver and amendment are pending approval by the participating lenders. The amount outstanding under the credit agreement of $72.0 million is classified as non-current, as the Company intends to refinance the debt on a long-term basis with availability under PM&C revolving credit facility described above.

         On April 27, 2001, PSC offered to exchange its new issue of $195.0 million in principal amount of 12-3/8% senior notes due 2006 for GSS' outstanding $195.0 million in principal amount of Series A and B 12-3/8% senior subordinated notes due 2006. Additionally on this date, PSC offered to exchange its new issue of $193.1 million in maturity value of 13-1/2% senior subordinated discount notes due 2007 for Golden Sky DBS, Inc.'s ("GSDBS") outstanding $193.1 million in maturity value of 13-1/2% Series B senior discount notes due 2007. GSS and GSDBS are indirect wholly owned subsidiaries of PSC. In the exchange, the holders of the GSS and GSDBS notes are being solicited for their consent to amend each indenture governing GSS' and GSDBS' notes that would eliminate substantially all restrictive covenants under the indentures. Tender of the notes constitutes consent to the applicable indenture amendments. The exchange offer is scheduled to expire in the second quarter of 2001.

7.   Per Common Share Amounts

         Within each respective period presented on the statement of operations and comprehensive loss, basic and diluted per common share amounts were the same because all potential common stock items were antidilutive and excluded from the computation. The amount of potential common stock items excluded from the computation was 11,009,874 and 11,008,499 at March 31, 2001 and December 31, 2000, respectively.

         The effect of preferred stock dividends and accretion, including deemed dividends of $5.5 million for the three months ended March 31, 2000, at arriving at basic and diluted per share amounts for net income applicable to common shares is presented below (in thousands):

                                                          For the Three         For the Three
                                                          Months Ended          Months Ended
                                                         March 31, 2001        March 31, 2000
                                                         --------------        --------------
Net loss                                                     $(66,257)             $(46,020)
Accrued and deemed preferred stock
   dividends and accretion                                    (10,421)              (10,318)
                                                             --------              --------
Net loss applicable to common shares                         $(76,678)             $(56,338)
                                                             ========              ========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Industry Segments

         At March 31, 2001 and December 31, 2000, the Company's only reportable segment was DBS. Information on DBS' revenue and measure of profit/loss and how this contributes to the Company's consolidated loss from continuing operations before income taxes for each period reported is as presented on the consolidated statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were $2.1 billion at March 31, 2001, which did not change significantly from the total assets at December 31, 2000.

9.       Supplemental Cash Flow Information

         Significant noncash investing and financing activities are as follows (in thousands):

                                                                                           Three Months
                                                                                           Ended March 31,
                                                                                        2001             2000
                                                                                       --------        ---------
Preferred stock dividends and reduction of paid-in capital....................         $10,421          $10,318
Barter revenue and related expense............................................           1,677            1,807
Capital issued and related investment in affiliates...........................              -            97,555
Capital issued and related acquisition of intangibles.........................              -            78,115
Deferred taxes, net and related acquisition of intangibles....................              -            27,985
Mortgage payable and related purchase of building.............................              -             8,750

10.      Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

         At March 31, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The Company has not designated these instruments as hedges, so the changes in the fair values of these instruments are recognized in earnings in the period of change. The fair values of these swaps and caps are determined by the financial institutions that are party to the contracts and the fair values are determined by the amount that the Company or other parties to the contracts would pay if the contracts were terminated at March 31, 2001. No cash is transferred in determining the termination values. The Company recorded a liability and a charge to earnings at March 31, 2001 of $3.3 million for the amount of the combined fair values of the swaps and caps that the Company would pay to terminate the respective contracts.

11.    Commitments and Contingent Liabilities

Legal Matters:

          DIRECTV, Inc. Litigation
          ------------------------

         The Company is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingent Liabilities (continued)

affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation and between the Company and the NRTC.

         The NRTC:

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 1010 W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the DIRECTV rights. The Company has been informed that DIRECTV may amend its counterclaim to file additional claims against the NRTC.

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC.

         Both of the NRTC's lawsuits against DIRECTV have been consolidated. A trial date of August 13, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

           Pegasus Satellite Television, Inc. ("PST") and GSS:

         On January 10, 2000, PST, a direct subsidiary of PSC, and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingent Liabilities (continued)

class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with their relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that PST has no right of first refusal in the agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of the agreements with the NRTC. PST has been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims. PST's and GSS' motion to dismiss the counterclaim was denied on May 8, 2001 and a response by PST and GSS to the counterclaim is due May 21, 2001.

         All four lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002 for all four of these actions.

         The outcome of this litigation could have a material adverse effect on the Company's direct broadcast satellite business. The Company's revenue and financial performance would be adversely affected if the Company were unable to continue offering DIRECTV products.

Patent Infringement Lawsuit
---------------------------

         On December 4, 2000, PDC and Personalized Media Communications, L.L.C. ("PMC") filed a patent infringement lawsuit in the United States District Court of Delaware against DIRECTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. PDC has an investment in PMC. The Company and PMC are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services and systems that fall within the scope of PMC's portfolio of patented media and communications technologies, of which the Company is an exclusive licensee within a field of use. The technologies covered by the exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes and used by DIRECTV to provide services to its subscribers. Each of the defendants has filed answers to the lawsuit, denying all claims made by PMC and the Company. In addition, each of the defendants, other than Phillips Electronics, has requested a declaratory judgment seeking to have the patents PDC licensed from PMC declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DIRECTV also has filed a counterclaim against PDC alleging unfair competition under the federal Lanham Act. In a separate counterclaim, DIRECTV has alleged that PDC's and PMC's patent infringement lawsuit constitutes "abuse of process." The Company is unable to predict the possible effects of this litigation on its relationship with DIRECTV.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingent Liabilities (continued)

Other Matters
-------------

         From time to time the Company is involved with other claims that arise in the normal course of business. In the opinion of the Company's management, any liability that may result with respect to these other claims and matters will not have a significant adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

12. New Accounting Pronouncements

         SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard became effective for the Company on January 1, 2001 and other provisions became effective after March 31, 2001. The adoption of this standard did not have any impact on the Company.

13.  Income Taxes

         The Company's effective federal income tax rate for continuing operations for the three months ended March 31, 2001 was (34.88)%, compared to the statutory federal income tax rate of 35.00%. The effective federal income tax rate for continuing operations for the year ended December 31, 2000 was (32.31)%. The Company's effective federal income tax rate varies with the changes in the Company's net deferred income tax position. The current year's rate reflects more of the effects of deferred income tax assets associated with increased cumulative net operating loss carryforwards available for income tax purposes than were able to be used in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes which are included herein.

         General

         On February 22, 2001, we undertook a corporate reorganization. We formed a new publicly held parent holding company that assumed the name Pegasus Communications Corporation. The former parent holding company that was known as Pegasus Communications Corporation was renamed Pegasus Satellite Communications, Inc. In the reorganization, the ownership interests and rights of Pegasus Satellite's common and preferred stockholders were automatically transferred into common and preferred stocks of Pegasus Communications Corporation. The common and preferred stocks of Pegasus Communications were identical in all terms, conditions and amounts outstanding as the common and preferred stocks of Pegasus Satellite outstanding at the date of the reorganization. As a result of the reorganization, Pegasus Satellite became a direct subsidiary of Pegasus Communications. Prior to the reorganization, Pegasus Development Corporation was a direct subsidiary of Pegasus Satellite. In the reorganization, Pegasus Satellite distributed Pegasus Development to Pegasus Communications and Pegasus Development became a direct subsidiary of Pegasus Communication.

         We are the successor to the former Pegasus Communications Corporation now Pegasus Satellite Communications. All prior financial information filed for Pegasus Communications and Pegasus Satellite Communications prior to the reorganization apply to us.

          We have a history of reported losses from our operations principally due to our significant amounts of interest expense and amortization and depreciation, and we are likely to continue to report losses for the foreseeable future.

          A substantial portion of our business is derived from providing multichannel DBS services as an independent DIRECTV provider. DIRECTV is a service of DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 12 of the Notes to Consolidated Financial Statements for information on the litigation.

Results of Operations

         Comparison of Three Months Ended March 31, 2001 and 2000

         In this section, amounts and changes specified are for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, unless indicated otherwise.

         DBS Business

         Revenues more than doubled, with an increase of $110.0 million to $205.8 million, principally due to an increase of 637,100 subscribers in the last 12 months to 1,439,500 at March 31, 2001. Of this subscriber increase, 396,100 were from acquisitions, of which 345,000 resulted from our acquisition of Golden Sky Holdings in May 2000 and 241,000 were from internal growth. In the last 12 months ended March 31, 2001, we acquired the exclusive DIRECTV distribution rights to 2.1 million households, of which 1.9 million came from the Golden Sky Holdings acquisition. At March 31, 2001, we had exclusive DIRECTV distribution rights to 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to 19.3% at March 31, 2001 from 15.1% at March 31, 2000. Revenue per average subscriber was $48.48 compared to $43.52, primarily due to the incremental impact of the seamless consumer program we entered into with DIRECTV in August 2000 in which we are able to directly provide certain premium programming from DIRECTV and earn the associated revenues.

         Because of the increased number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. Also, we believe that favorable conditions still exist for further subscriber growth through acquisitions in the remainder of 2001. However, we cannot make any assurances that internal growth or growth through acquisitions will occur or as to the rate of that growth.

         Programming, technical, general and administrative expenses more than doubled, with an increase of $78.4 million to $146.2 million. This increase was primarily due to the incremental costs incurred in providing service to an increased subscriber base. We experienced a slight erosion in our overall margin, as programming, technical, general and administrative expenses were 71.0% of revenues for the three months ended March 31, 2001 compared to 70.8% for the three months ended March 31, 2000. This was primarily caused by margins associated with the seamless consumer program being lower than our other programs.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $28.9 million to $54.0 million. This increase was principally due to increased commissions and subsidies to our dealer network resulting from the subscriber growth we experienced and revisions to and expansion of our commission and subsidy programs that were initiated in the second half of 2000. As a result of these increased expenses, our subscriber acquisition costs per gross subscriber based on subscribers added through internal growth increased to $489 per subscriber for 110,400 subscribers added in the three months ended March 31, 2001 compared to $321 per subscriber for 79,300 subscribers added for the three months ended March 31, 2000.

         Depreciation and amortization increased $42.5 million to $62.8 million principally due to increased amortization on increased DBS rights assets. DBS rights assets increased by $1.1 billion over the last 12 months ended March 31, 2001 due to acquisitions we made during this time. Approximately $1.0 billion of the increase resulted from our acquisition of Golden Sky Holdings. Amortization of the DBS rights assets from the Golden Sky Holdings acquisition contributed approximately $25.0 million of the increase in depreciation and amortization. The annual amortization expense associated with the DBS rights from the Golden Sky Holdings acquisition is approximately $100.0 million.

Broadcast Business

         Revenues decreased $492,000 to $7.6 million partly due to reduced revenue in the current quarter from national advertising accounts. In large part as a response to the general slow down recently being experienced in the overall economy, national advertisers, particularly within the automotive sector, have reduced dollars available for advertising. The decrease in current period revenues is also partly due to increased advertising revenue in the prior year quarter generated by the presidential campaigns underway at that time. Based on industry information available to us, these effects on advertising revenues are being felt by other media providers across the country in varying degrees. Our advertising revenues for our second quarters historically have trailed those of our first quarters. We cannot predict with any assurance whether or not advertising revenues will improve or worsen in the second half of 2001.

         Excluding a nonrecurring adjustment in programming expenses, expenses of the Broadcast business were relatively flat. Expenses are not necessarily directly related to the movement in revenues. This is because many programming costs are associated with multi-year contracts that are entered into one or more years in advance of when the related expense is recognized. The expenses recognized may bear little relationship to the influence that economic conditions have on revenues at the time that revenue, especially advertising revenue, is earned and recognized. In view of the impact on us of the unfavorable advertising revenue conditions, we have instituted cost management efforts to reduce costs without compromising programming content and marketing efforts, which is a principal reason why the quarter over quarter change in expenses is relatively flat.

Other Statement of Operations and Comprehensive Loss Items

         Development costs increased by $4.0 million to $4.4 million. Approximately $3.0 million of this increase represent start up costs of our developing broadband business. This business was launched in May 2001. Our expectations for this business in 2001 are discussed below.

         Other operating expenses of $8.3 million for the three months ended March 31, 2001 primarily consist of costs associated with the ongoing DIRECTV litigation of $7.4 million.

         Interest expense increased $13.1 million to $34.3 million. This increase was principally due to additional borrowings outstanding during the current year period than in the prior year period. Debt outstanding at March 31, 2001 was $460.4 million higher than debt outstanding at March 31, 2000. This increase was principally due to debt of Golden Sky Systems and Golden Sky DBS in a combined amount of $399.0 million at a combined rate of 12.93% that we included as a result of our acquisition of Golden Sky Holdings. Additionally, we had an average amount of $61.4 million outstanding under Pegasus Media & Communications revolving credit facility during the three months ended March 31, 2001 and only an average of $26.5 million outstanding under revolving credit facilities during the three months ended March 31, 2000.

         For the three months ended March 31, 2001, we had an income tax benefit for the loss from continuing operations of $35.5 million compared to no income taxes allocated to the loss from continuing operations for the three months ended March 31, 2000. The difference is due to sufficient deferred income tax liabilities generated by our acquisitions that have occurred since March 31, 2000, particularly our acquisition of Golden Sky Holdings, that enabled us to use the benefits of our deferred income tax assets and recognize the related income tax benefits in earnings in the current year period.

         Other non-operating expense for the three months ended March 31, 2001 of $3.7 million primarily consists of the loss we recognized on the fair value of our derivative instruments of $3.3 million.

         Equity in earnings for the three months ended March 31, 2001 primarily represent the gain on sales of licenses made by one of our affiliates that we have an investment in.

Liquidity and Capital Resources

         At March 31, 2001, we had cash and cash equivalents on hand of $160.3 million, excluding restricted cash.

         During the three months ended March 31, 2001, our indirect subsidiary Pegasus Media & Communications borrowed $32.0 million under its revolving credit facility. The total amount outstanding under the revolving credit facility was $67.0 million at March 31, 2001. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $5.6 million to approximately $219.4 million. Availability under the revolving credit facility at March 31, 2000 was $115.6 million. Pegasus Media & Communications began on March 31, 2001 making scheduled quarterly payments on its term loan facility amounting to $687,500. This reduced the amount outstanding thereunder to $274.3 million at March 31, 2001. At March 31, 2001, the total amount outstanding under our indirect subsidiary Golden Sky Systems' revolving credit facility was $37.0 million. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $1.2 million to approximately $113.9 million. Availability under the revolving facility at March 31, 2001 was $48.1 million.

         At March 31, 2001, Golden Sky Systems was in violation of covenants under its credit agreement with respect to certain operational thresholds. Golden Sky Systems has requested a waiver of these violations from the participating lenders to the agreement. In exchange for the waiver, Golden Sky Systems would amend the agreement to permanently reduce the commitment under the revolving facility to $90.0 million. Golden Sky Systems intends to repay amounts outstanding under the term loan facility and revolving credit facility by the end of the third quarter 2001. The waiver and amendment are pending approval by the participating lenders.

         Net cash used by operating activities was $68.5 million for the three months ended March 31, 2001 compared to $5.7 million for the same period last year. Several factors caused this variance. Cash interest paid in the current year period increased by $26.2 million to $37.4 million due to higher amounts of debt outstanding during the current year period than in the prior year period as previously discussed. We incurred DIRECTV litigation costs of $7.4 million in the current year period. Broadband start up costs of approximately $3.0 million were also incurred in the current year period. The remainder of the increased net cash used by operating activities was primarily due to increased subscriber acquisition costs due to a greater number of subscriber additions in the current year period than in the prior year period and increased cost per subscriber in the current year period than in the prior year period, as previously discussed. These factors contributed to our overall decrease in cash for the three months ended March 31, 2001 of $54.0 million. We borrowed a net $31.3 million under our credit facilities to aid in funding our operating cash usage.

         DBS pre-marketing cash flow was $59.6 million for the three months ended March 31, 2001 compared to $28.0 million for the same prior year period, and location cash flow was $5.6 million for three months ended March 31, 2001 compared to $2.6 million for the same prior year period. Broadcast location cash flow was $328,000 for the three months ended March 31, 2001 compared to $306,000 for the same prior year period. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Location cash flow for the broadcast television business is calculated by taking the broadcast revenues and deducting from them their related programming, technical, general and administrative and marketing and selling expenses. Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and
o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         We launched our broadband business in May 2001. This is a new service provided by us. This service offers two-way Internet access via satellite principally to rural and underserved areas. Because of our previous success in introducing DBS services to rural and underserved areas, we believe that we are well situated to introduce this new service to these areas, though we cannot assure you that we will be successful. Unlike our DBS business that is geographically constrained, we may offer the broadband service to all of North America. We estimate our aggregate operational and net capital requirements to vary between $30.0 million and $60.0 million in 2001 depending upon the number of subscribers we enroll. We expect that subscriber acquisition costs for the broadband service will include substantial equipment subsidies to make the equipment more affordable and attractive to users. This will initially have a negative impact on margins and the pay back period in recovering our costs. For 2001, we expect that the broadband operations will be a net user of cash, and that the funding of operational and capital requirements in excess of cash from operations will be provided from our other available capital resources.

         We believe, but cannot assure, that we have adequate resources to meet our operational needs, including those of the new broadband business, and investing, debt service and capital stock requirements for at least the next twelve months. However, because we are highly leveraged, our ability to repay our existing debt and preferred stock will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates and financial, business and other factors that are beyond our control. Our indebtedness and preferred stock generally limit our ability, among other things, to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets and enter into other transactions, and imposes limitations on the activities of subsidiaries as applicable. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to pay dividends and make certain other payments and investments, borrow additional funds, create liens and sell our assets. Failure to make debt payments or comply with our covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         Under our reorganized structure referred to earlier, we are not subject to the covenants and restrictions arising from debt and preferred stock outstanding of our subsidiary companies. This provides us flexibility to pursue new activities and initiatives.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure continues to be interest rate risk. Our primary exposure is to variable rates of interest associated with borrowings under our credit facilities. Also, the amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the three months ended March 31, 2001.

         During the three months ended March 31, 2001, we borrowed an additional $32.0 million under our credit facilities. However, variable interest rates have declined during the period. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.63% and 10.19%, respectively, for the term facility and 7.71% and 10.11%, respectively, for the revolving facility under Pegasus Media & Communications' credit agreement. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.05% and 9.90%, respectively, for the term facility and 8.33% and 10.26%, respectively, for the revolving facility under Golden Sky Systems' credit agreement.

         As a consequence of declining market interest rates, we made net payments of $529,000 over the six-month payment interval ended March 31, 2001 on our interest rate swaps instruments in which we exchange variable interest for fixed interest.

         With our adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, we recorded a charge to earnings of $3.3 million for the unfavorable fair market values to us of our interest rate swaps and caps instruments that existed at March 31, 2001. We were not required to pay any cash for the unfavorable positions of these instruments.

         Changes in the fair market values of our fixed rate debt and redeemable preferred stocks and other financial instruments did not have any impact on us.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DIRECTV Litigation
------------------

      National Rural Telecommunications Cooperative:

              We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - National Rural Telecommunications Cooperative" set forth under "Item 3: Legal Proceedings" on pages 22 and 23 of Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K filed with the SEC on April 2, 2001, except that we hereby amend the last paragraph of this section by changing the trial date of February 25, 2002 to August 13, 2002.

      The Company and Golden Sky Systems:

         We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - Pegasus Satellite and Golden Sky Systems" set forth under "Item 3:
Legal Proceedings" on pages 23 and 24 of Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K filed with the SEC on April 2, 2001, except as follows:

         We amend the fourth paragraph of this section, which begins with "On March 9, 2001...," by adding the following sentence to the end of this paragraph: "Our motion to dismiss the counterclaim was denied on May 8, 2001 and our response to the counterclaim is due May 21, 2001."

         The last paragraph of this section is amended by changing the trial date of February 25, 2002 to August 13, 2002.

Patent Infringement Lawsuit
---------------------------

         On December 4, 2000, Pegasus Development Corporation ("PDC"), a subsidiary of Pegasus Communications Corporation, and Personalized Media Communications, L.L.C. ("PMC") filed a patent infringement lawsuit in the United States District Court of Delaware against DIRECTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. The Company and PMC are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services and systems that fall within the scope of PMC's portfolio of patented media and communications technologies, of which the Company is an exclusive licensee within a field of use. The technologies covered by the exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes and used by DIRECTV to provide services to its subscribers. Each of the defendants has filed answers to the lawsuit, denying all claims made by PMC and the Company. In addition, each of the defendants, other than Phillips Electronics, has requested a declaratory judgment seeking to have the patents PDC licensed from PMC declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DIRECTV also has filed a counterclaim against PDC alleging unfair competition under the federal Lanham Act. In a separate counterclaim, DIRECTV has alleged that PDC's and PMC's patent infringement lawsuit constitutes "abuse of process." The Company is unable to predict the possible effects of this litigation on its relationship with DIRECTV.

Other Matters
-------------

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          As of February 27, 2001, Pegasus issued 5,131 shares of its Class A Common Stock with a market value of $143,525 as consideration for the acquisition of certain subscriber lists and the marketing of DIRECTV services by an independent multichannel provider. This transaction was effected by Pegasus in reliance upon an exemption from registration under the Securities Act of 1933 as provided in Section 4(2) thereof. The certificates issued contained a legend stating that the securities have not been registered under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 2001, Pegasus held its annual meeting of stockholders. At this meeting, Marshall W. Pagon, Ted S. Lodge, Robert F. Benbow, Harry F. Hopper III, James J. McEntee, III, Mary C. Metzger, William P. Phoenix, and Robert N. Verdecchio were re-elected to Pegasus' Board of Directors. In such election, the following votes were cast for each director:

                             For              Withheld Authority       Abstain

Pagon                    123,530,895               3,391,693              0
Lodge                    126,700,419                222,169               0
Benbow                   126,700,179                222,409               0
Hopper                   126,700,419                222,169               0
McEntee                  126,700,419                222,169               0
Metzger                  126,560,888                361,700               0
Phoenix                  126,561,388                361,200               0
Verdecchio               126,700,419                222,169               0

          Approval of Pegasus Communications Corporation 2001 Employee Stock Purchase Plan. At the meeting, stockholders approved the Pegasus Communications Corporation 2001 Employee Stock Purchase Plan. The Stock Purchase Plan permits Pegasus' eligible employees or employees of any participating subsidiary of Pegasus, through payroll deductions, to purchase shares of Pegasus' Class A common stock and thus to encourage stock ownership by Pegasus' employees and to encourage continued employment of such employees. In connection with this proposal, 120,457,704 votes were cast in favor of the proposal, 1,176,813 votes were case against and 16,019 votes abstained.

          Approval of the Pegasus Communications Corporation Executive Incentive Plan. Stockholders also approved the Pegasus Communications Executive Incentive Plan at the meeting. The Incentive Plan is intended to provide key employees who contribute materially to the success of Pegasus and its subsidiaries, with an opportunity to receive an annual incentive bonus based on achievement of objective, pre-established criteria and performance targets. Awards under the Incentive Plan will qualify as performance-based compensation not subject to the
Section 162(m) Internal Revenue Code limitations on deductibility. In connection with this proposal, 121,150,824 votes were cast in favor, 478,096 votes were cast against and 18,616 votes abstained.

          Ratification of Appointment of Accountants. Stockholders also voted at the meeting to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for Pegasus for the current fiscal year. With respect to this proposal, 126,892,754 votes were cast in favor, 28,414 votes were cast against and 1,420 votes were held in abstention.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.5 to Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31 2000).

3.2 By-Laws of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.6 to Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31
         2000).


3.3 Certificate of Designation, Preferences and Rights of Series B Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.7 to Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31 2000).

3.4 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6-1/2% Series C Convertible Preferred Stock of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.8 to Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31 2000).

3.5 Certificate of Designation, Preferences and Rights of Series D Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.9 to Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31 2000).

3.6 Certificate of Designation, Preferences and Rights of Series E Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.10 to Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31 2000).

10.1     Pegasus Communications Corporation Executive Incentive Plan

(b)  Reports on Form 8-K

          On February 8, 2001, we filed a Current Report on Form 8-K dated December 4, 2000 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc., notice of alleged territory violations and matters relating to developments in the patent infringement lawsuit brought by Pegasus Development Corporation and Personalized Media Communications, L.L.C.

          On February 16, 2001, we filed a Current Report on Form 8-K dated February 15, 2001 reporting under Item 5 that we were going to hold our annual meeting of stockholders on April 27, 2001 and that we had issued a press release containing, among other things, financial information for the quarter and year ended December 31, 2000. In addition, under Item 9, we provided certain financial guidance with respect to the first quarter of 2001 compared to first quarter 2000 and year 2001 compared to year 2000.

          On February 22, 2001, we filed a Current Report on Form 8-K dated February 22, 2001 reporting under Item 5 that we had completed the previously announced reorganization of our corporate structure.

          On February 26, 2001, we filed a Current Report on Form 8-K dated February 26, 2001 in which we reported under Item 5 that the exchange offer involving Pegasus' Series A preferred stock had been completed and that the reorganization of the holding company had also been completed.

          On March 16, 2001, we filed a Current Report on Form 8-K dated March 9, 2001 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc.

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Pegasus Communications Corporation



May 16, 2001                  By: /s/ Kasin Smith
------------                  -------------------------
   Date                       Kasin Smith
                              Chief Financial Officer, Treasurer and
                              Executive Vice President of Finance and
                              Information Technology
                              (Principal Financial and Accounting Officer)