Form 10-Q/A
period 2000-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2001-08-03
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000
                                        -------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-32383
                                                -------

                       PEGASUS COMMUNICATIONS CORPORATION
      --------------------------------------------------------------------
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

         Number of shares of each class of the Registrant's common stock outstanding as of August 4, 2000:

               Class A, Common Stock, $0.01 par value          45,617,961
               Class B, Common Stock, $0.01 par value           9,163,800
               Non-Voting, Common Stock, $0.01 par value                _

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2000


                                                                            Page
                                                                            ----
Introductory Statement on Amended Filing                                      3

PART I.  FINANCIAL INFORMATION

         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1999 and June 30, 2000              4

                           Consolidated Statements of Operations
                             Three months ended June 30, 1999 and 2000        5

                           Consolidated Statements of Operations
                             Six months ended June 30, 1999 and 2000          6

                           Consolidated Statements of Cash Flows
                             Six months ended June 30, 1999 and 2000          7

                           Notes to Consolidated Financial Statements         8


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    22


         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                      37


PART II.  OTHER INFORMATION

         Item 1            Legal Proceedings                                  38

         Item 2            Changes in Securities and Use of Proceeds          38

         Item 4            Submission of Matters to a Vote of Security
                             Holders                                          39

         Item 6            Exhibits and Reports on Form 8-K                   39

         Signature                                                            40

                       PEGASUS COMMUNICATIONS CORPORATION
                  For the Quarterly Period Ended June 30, 2000

                    Introductory Statement on Amended Filing


         This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended June 30, 2000 as filed on August 11, 2000. The purpose of this amended filing is to restate certain amounts within the financial statements and to conform applicable portions of Management's Discussion and Analysis of Financial Condition and Results of Operations to the restated amounts. The effects of the restatements on the financial statements are discussed in Note 3 of the Notes to Consolidated Financial Statements. All disclosures herein are as of the date of the original filing of the Form 10-Q except as amended for the effects of the restatements.

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                          December 31,             June 30,
                                                                                              1999                   2000
                                                                                       ------------------     ------------------
                                                       ASSETS                                         (unaudited)
                                                                                          (as restated,          (as restated,
                                                                                           see Note 3)            see Note 3)
Current  assets:
   Cash and cash equivalents                                                                  $ 40,453             $  250,257
   Restricted cash                                                                               2,379                 16,641
   Accounts receivable, less allowance for doubtful accounts of $1,410 and
     $2,888, respectively                                                                       31,984                 43,894
   Inventory                                                                                    10,020                 20,922
   Program rights                                                                                4,373                  3,868
   Deferred taxes                                                                                    -                    784
   Prepaid expenses and other                                                                    4,597                  7,341
                                                                                              --------             ----------
     Total current assets                                                                       93,806                343,707

Property and equipment, net                                                                     44,415                 71,578
Intangible assets, net                                                                         704,219              2,010,663
Deferred financing costs, net                                                                   23,831                 32,844
Program rights                                                                                   5,732                  3,843
Investment in affiliates                                                                         4,598                116,444
Deposits and other                                                                               5,237                 14,042
                                                                                              --------             ----------
   Total assets                                                                               $881,838             $2,593,121
                                                                                              ========             ==========
                                               LIABILITIES AND EQUITY
Current liabilities:
   Current portion of long-term debt                                                           $15,488                $13,895
   Accounts payable                                                                              8,999                  8,442
   Accrued interest                                                                             11,592                 32,797
   Accrued satellite programming, fees and commissions                                          37,885                 45,168
   Accrued expenses                                                                             14,139                 39,149
   Amounts due seller                                                                            6,729                      -
   Current portion of program rights payable                                                     4,446                  4,360
                                                                                              --------             ----------
     Total current liabilities                                                                  99,278                143,811

Long-term debt                                                                                 668,926              1,111,360
Program rights payable                                                                           4,211                  2,248
Deferred taxes                                                                                       -                234,558
                                                                                              --------             ----------
    Total liabilities                                                                          772,415              1,491,977
                                                                                              --------             ----------
Commitments and contingent liabilities

Minority interest                                                                                3,000                    904

Redeemable preferred stocks:
Series A preferred stock; $0.01 par value; 152,844 shares authorized;
  135,073 and 143,684 issued and outstanding                                                   142,734                151,894
Series B preferred stock; $0.01 par value; 5,707 shares authorized,
  issued and outstanding                                                                             -                  5,735
Series D preferred stock; $0.01 par value; 22,500 shares authorized,
  issued and outstanding                                                                             -                 22,875
Series E preferred stock; $0.01 par value; 10,000 shares authorized,
  issued and outstanding                                                                             -                 10,138
Series C preferred stock; $0.01 par value; 3.0 million shares authorized,
  issued and outstanding                                                                             -                290,422
                                                                                              --------             ----------
Total redeemable preferred stocks                                                              142,734                481,064

Stockholders' equity (deficit):
   Preferred stock; $0.01 par value; 20.0 million shares authorized                                  -                      -
   Class A common stock; $0.01 par value; 250.0 million shares
       authorized; 30,433,020 and 45,255,419 issued and outstanding                                152                    452
   Class B common stock; $0.01 par value; 30.0 million shares
       authorized; 9,163,800 issued and outstanding                                                 46                     92
   Non-voting common stock; $0.01 par value; 200.0 million shares authorized                         -                      -
   Additional paid-in capital                                                                  237,566                983,624
   Accumulated deficit                                                                        (273,888)              (364,914)
   Class A common stock in treasury, at cost; 8,506 and 1,936 shares                              (187)                   (78)
                                                                                              --------             ----------
     Total stockholders' equity (deficit)                                                      (36,311)               619,176
                                                                                              --------             ----------
   Total liabilities and stockholders' equity (deficit)                                       $881,838             $2,593,121
                                                                                              ========             ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations,
                  (Dollars in thousands, except per share data)

                                                                                                Three Months Ended June 30,
                                                                                      --------------------------------------------
                                                                                             1999                    2000
                                                                                      --------------------    --------------------
                                                                                                      (unaudited)
                                                                                          (as restated,           (as restated,
                                                                                           see Note 3)             see Note 3)
Net revenues:
     DBS                                                                                     $ 64,118               $ 134,411
     Broadcast                                                                                  9,622                   9,272
                                                                                             --------               ---------
       Total net revenues                                                                      73,740                 143,683

Operating expenses:
     DBS
        Programming, technical, general and administrative                                     43,846                  94,149
        Marketing and selling                                                                  28,744                  31,160
        Incentive compensation                                                                    400                     787
        Depreciation and amortization                                                          19,003                  44,045
     Broadcast
        Programming, technical, general and administrative                                      5,211                   6,083
        Marketing and selling                                                                   1,612                   2,042
        Incentive compensation                                                                     46                      31
        Depreciation and amortization                                                           1,293                   1,217
     Corporate expenses                                                                         1,442                   2,461
     Corporate depreciation and amortization                                                      740                     393
     Development costs                                                                              2                     742
     Other expense, net                                                                           468                     638
                                                                                             --------               ---------
       Loss from operations                                                                   (29,067)                (40,065)

Interest expense                                                                              (15,580)                (30,756)
Interest income                                                                                   313                   4,052
Other non-operating expenses, net                                                                   -                    (447)
                                                                                             --------               ---------
     Loss from continuing operations before income taxes and
       equity loss                                                                            (44,334)                (67,216)
Benefit for income taxes                                                                          (10)                (25,485)
Equity in net loss of unconsolidated affiliate                                                      -                     (99)
                                                                                             --------               ---------
     Loss from continuing operations                                                          (44,324)                (41,830)
Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes of $0 in 1999 and $62 in 2000                                 616                     101
                                                                                             --------               ---------
     Net loss                                                                                 (43,708)                (41,729)
     Preferred stock dividends                                                                  4,048                  10,175
                                                                                             --------               ---------
     Net loss applicable to common shares                                                    ($47,756)               ($51,904)
                                                                                             ========               =========
Basic and diluted earnings per common share:
     Loss from continuing operations                                                           ($1.23)                 ($1.06)
     Income from discontinued operations                                                         0.01                       -
                                                                                             --------               ---------
     Net loss applicable to common shares                                                      ($1.22)                 ($1.06)
                                                                                             ========               =========
     Weighted average shares outstanding                                                       39,254                  48,978
                                                                                             ========               =========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                                                 Six Months Ended June 30,
                                                                                      --------------------------------------------
                                                                                             1999                    2000
                                                                                      --------------------    --------------------
                                                                                                      (unaudited)
                                                                                          (as restated,           (as restated,
                                                                                           see Note 3)             see Note 3)
Net revenues:
     DBS                                                                                     $122,454                $230,268
     Broadcast                                                                                 17,571                  17,410
                                                                                            ---------                --------
       Total net revenues                                                                     140,025                 247,678
Operating expenses:
     DBS
        Programming, technical, general and administrative                                     84,365                 162,007
        Marketing and selling                                                                  49,890                  56,569
        Incentive compensation                                                                    790                   1,187
        Depreciation and amortization                                                          38,978                  64,319
     Broadcast
        Programming, technical, general and administrative                                     10,154                  12,046
        Marketing and selling                                                                   3,079                   3,911
        Incentive compensation                                                                    202                      46
        Depreciation and amortization                                                           2,482                   2,542
     Corporate expenses                                                                         2,624                   4,321
     Corporate depreciation and amortization                                                    1,450                     756
     Development costs                                                                              2                   1,169
     Other expense, net                                                                           817                   1,503
                                                                                            ---------                --------
       Loss from operations                                                                   (54,808)                (62,698)

Interest expense                                                                              (31,261)                (52,003)
Interest income                                                                                   758                   7,478
Other non-operating expenses, net                                                                   -                    (447)
                                                                                            ---------                --------
     Loss from continuing operations before income taxes,
       equity loss and extraordinary items                                                    (85,311)               (107,670)
Provision (benefit) for income taxes                                                              108                 (25,485)
Equity in net loss of unconsolidated affiliates                                                     -                    (215)
                                                                                            ---------                --------
     Loss from continuing operations before
       extraordinary items                                                                    (85,419)                (82,400)
Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes of $0 in 1999 and $249 in 2000                                749                     405
                                                                                            ---------                --------
     Loss before extraordinary items                                                          (84,670)                (81,995)
Extraordinary loss from extinquishment of debt, net of
     income taxes of ($3,526)                                                                       -                  (5,754)
                                                                                            ---------                --------
     Net loss                                                                                 (84,670)                (87,749)
     Preferred stock dividends accrued                                                          8,095                  14,956
     Deemed preferred stock dividends                                                               -                   5,537
                                                                                            ---------                --------
     Net loss applicable to common shares                                                    ($92,765)              ($108,242)
                                                                                            =========                ========
Basic and diluted earnings per common share:
     Loss from continuing operations                                                           ($2.60)                 ($2.30)
     Income from discontinued operations                                                         0.02                    0.01
                                                                                            ---------                --------
     Loss before extraordinary items                                                            (2.58)                  (2.29)
     Extraordinary loss                                                                             -                   (0.13)
                                                                                            ---------                --------
     Net loss applicable to common shares                                                      ($2.58)                 ($2.42)
                                                                                            =========                ========
     Weighted average shares outstanding                                                       35,997                  44,739
                                                                                            =========                ========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                 Six Months Ended June 30,
                                                                                        ----------------------------------------
                                                                                              1999                  2000
                                                                                        -----------------     ------------------
                                                                                                      (unaudited)
                                                                                          (as restated,          (as restated,
                                                                                           see Note 3)            see Note 3)

Cash flows from operating activities:
    Net loss                                                                                ($84,670)              ($87,749)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Extraordinary loss on extinguishment of debt, net                                           -                   9,280
      Depreciation and amortization                                                           45,933                 71,812
      Program rights amortization                                                              1,539                  2,410
      Amortization of debt discount and deferred financing fees                                  746                  5,744
      Stock incentive compensation                                                             1,053                  1,613
      Gain on disposal of assets                                                                 (35)                     -
      Equity in net loss of unconsolidated affiliates                                              -                    267
      Bad debt expense                                                                         2,555                  7,411
      Deferred income taxes                                                                      108                (28,563)
      Change in current assets and liabilities:
         Accounts receivable                                                                  (2,215)               (12,335)
         Inventory                                                                              (749)                (8,588)
         Prepaid expenses and other                                                           (2,803)                (1,822)
         Accounts payable and accrued expenses                                                 5,681                  5,414
         Accrued interest                                                                       (275)                14,662
         Deposits and other                                                                   (5,241)                (8,296)
                                                                                             -------               --------
    Net cash used for operating activities                                                   (38,373)               (28,740)
                                                                                             -------               --------
Cash flows from investing activities:
       Acquisitions                                                                          (91,925)               (36,039)
       Capital expenditures                                                                   (4,121)               (27,342)
       Purchase of intangible assets                                                          (1,311)               (20,750)
       Payments for programming rights                                                        (1,256)                (2,065)
       Investment in affiliates                                                                    -                (14,506)
       Other                                                                                     509                    916
                                                                                             -------               --------
    Net cash used for investing activities                                                   (98,104)               (99,786)
                                                                                             -------               --------
Cash flows from financing activities:
       Proceeds from long-term debt                                                                -                  8,750
       Repayments of long-term debt                                                          (13,315)               (13,526)
       Repayments (borrowings) on bank credit facilities                                      27,100                 62,800
       Restricted cash                                                                        10,317                 (2,381)
       Deferred financing costs                                                               (1,541)                (9,717)
       Capital lease repayments                                                                  (96)                   (95)
       Net proceeds from issuance of Class A common stock                                     80,843                  2,207
       Net proceeds from issuance of Series C preferred stock                                 (4,657)               290,422
       Repurchase of Class A common stock                                                          -                   (130)
                                                                                             -------               --------
    Net cash provided by financing activities                                                 98,651                338,330
                                                                                             -------               --------
Net increase (decrease) in cash and cash equivalents                                         (37,826)               209,804
Cash and cash equivalents, beginning of year                                                  54,505                 40,453
                                                                                             -------               --------
Cash and cash equivalents, end of period                                                     $16,679               $250,257
                                                                                             =======               ========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' significant direct operating subsidiaries are Pegasus Media & Communications, Inc. ("PM&C") and Golden Sky Holdings, Inc. ("GSH").

         PM&C's subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States; own and/or program broadcast television ("Broadcast" or "TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"); and own and operate a cable television ("Cable") system that provides service to individual and commercial subscribers in Puerto Rico. GSH's subsidiaries provide DBS services to customers in certain rural areas of the United States. GSH and it subsidiaries were acquired by the Company on May 5, 2000.

2.   Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1999 have been reclassified for comparative purposes and certain amounts for 1999 and 2000 have been restated (see Note 3).

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

Stock Split:

         On May 10, 2000, Pegasus announced a two-for-one stock split of its Class A and Class B Common Stock in the form of a stock dividend, effective May 30, 2000 to shareholders of record on May 19, 2000. The dividend was effected by a charge to paid-in capital in the amount of $268,000, the par value of the additional Class A and Class B Common Shares that were issued. All references to shares, including shares outstanding, per share amounts, option shares, warrant shares and exercise prices included in the accompanying consolidated financial statements and notes reflect the stock split and its retroactive effect.

3.       Restatement of Financial Statements:

         At year end 2000, the Company corrected the purchase accounting and allocations of the purchase consideration in the acquisition of GSH and the 1998 acquisition of Digital Television Services, Inc. ("DTS"). The purchase consideration in the DTS acquisition was revised to $336.5 million from that previously reported of $363.9 million. The GSH acquisition is discussed in Note
9. These corrections principally affected the Company's allocations of the purchase prices to the amounts of deferred income taxes existing at and the amount of DBS rights assets recorded at the date of the acquisitions and thereafter. These corrections affected amounts previously reported for 1998, 1999 and 2000. The effects of the corrected accounting and consideration allocations cumulatively as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 are shown below.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.      Restatement of Financial Statements: - (Continued)

    o   Reduction in deferred income tax liabilities of $23.7 million; and
    o A reduction of $26.8 million in accumulated deficit, comprised of a $30.3 million reduction for the cumulative effects of the corrected accounting on results of operations for periods prior to January 1, 1999 and a $3.5 million increase for the effects on results of operations for 1999.

For the three months ended June 30, 1999:
    o   Reduction of amortization expense for DBS rights assets of $1.5 million;
        and
    o   Reduction of income tax benefit of $562,000.

For the six months ended June 30, 1999:
    o Reduction of amortization expense for DBS rights assets of $3.0 million, and
    o   Recognition of income tax expense of $1.1 million.

Cumulative as of June 30, 2000:
    o Reduction of $212.6 million in the valuation allowance against deferred tax assets;
    o   Reduction of $300.8 million in DBS rights assets;
    o Reduction of $18.5 million in accumulated amortization of DBS rights assets;
    o   Reduction in deferred income tax liabilities of $115.4 million; and
    o Reduction of $45.7 million in accumulated deficit for the cumulative effects of the corrected accounting.

For the three months ended June 30, 2000:
    o   Reduction of amortization expense for DBS rights assets of $6.5 million;
        and
    o   Net increase in income tax benefits of $14.0 million.

For the six months ended June 30, 2000:
    o Reduction of amortization expense for DBS rights assets of $8.7 million, and
    o   Net increase in income tax benefits of $13.5 million.

Cash flows of the Company were not impacted by the corrected purchase accounting and consideration allocation.

         At year end 2000, the Company determined that certain provisions contained in the certificate of designation for its Series C Preferred Stock that was issued in the first quarter of 2000 (see Note 6) permitted the series to be redeemed outside of the control of the Company. Accordingly, the Company has restated on the balance sheet for June 30, 2000 herein the classification of the Series C Preferred Stock to redeemable preferred stocks at an amount of $290.4 million, net of issuance costs of $9.6 million. Series C Preferred Stock was previously reported in stockholders' equity at $300.0 million, and the issuance costs previously were reported in additional paid-in capital.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.   Restatement of Financial Statements: - (Continued)

         Because of the magnitude of the corrections discussed above, the Company restated financial information herein from that previously reported as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding certain subtotals on the financial statements.

                                                                                         As               As Previously
(in thousands)                                                                        Restated               Reported
                                                                                 ------------------    ------------------
Balance sheet items as of December 31, 1999:
Intangible assets, net of accumulated amortization                                   $  704,219            $  736,806
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $66.6 million to deferred tax liabilities                                    -                30,371
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $66.6 million                                                                               -                90,310
Accumulated deficit                                                                    (273,888)             (300,704)
Total assets and total liabilities and stockholders' deficit                            881,838               945,332

Balance sheet items as of June 30, 2000:
Intangible assets, net of accumulated amortization                                    2,010,663             2,292,982
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $246.7 million to deferred tax liabilities                                   -                34,048
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $246.7 million                                                                        234,558               596,605
Total redeemable preferred stocks                                                       481,064               190,642
Accumulated deficit                                                                    (364,914)             (410,594)
Total assets and total liabilities and stockholders' deficit                          2,593,121             2,909,488

Statement of operations items for the three months ended June 30, 1999:
DBS depreciation and amortization                                                        19,003                20,481
Income tax benefit for continuing operations                                                (10)                 (572)
Net loss                                                                                (43,708)              (44,624)
Net loss applicable to common shares                                                    (47,756)              (48,672)

Statement of operations items for the three months ended June 30, 2000:
DBS depreciation and amortization                                                        44,045                50,527
Income tax benefit for continuing operations                                            (25,485)              (11,473)
Income from discontinued operations, net of income taxes                                    101                   163
Net loss                                                                                (41,729)              (62,161)
Net loss applicable to common shares                                                    (51,904)              (72,336)

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.   Restatement of Financial Statements: - (Continued)

                                                                                          As              As Previously
(in thousands)                                                                         Restated              Reported
                                                                                  ------------------   ------------------
Statement of operations items for the six months ended June 30, 1999:
DBS depreciation and amortization                                                     $  38,978             $  41,933
Income tax expense (benefit) for continuing operations                                      108                (1,015)
Net loss                                                                                (84,670)              (86,502)
Net loss applicable to common shares                                                    (92,765)              (94,597)

Statement of operations items for the six months ended June 30, 2000:
DBS depreciation and amortization                                                        64,319                72,977
Income tax benefit for continuing operations                                            (25,485)              (15,279)
Income from discontinued operations, net of income taxes                                    405                   654
Loss before extraordinary items                                                         (81,995)             (100,610)
Extraordinary loss, net of income taxes                                                  (5,754)               (9,280)
Net loss                                                                                (87,749)             (109,890)
Accrued and deemed preferred stock dividends and accretion                               20,493                14,956
Net loss applicable to common shares                                                   (108,242)             (124,846)

         As a result of the restatements discussed above, the Company has restated herein the computation of per common share amounts from that previously reported. The following presents the restated per common share amounts and the amounts previously reported.

                                                                                     As
                                                                     As          Previously
                                                                  Restated        Reported
                                                                 ----------     ------------
For the three months ended June 30, 1999:
Loss from continuing operations                                    ($1.23)          ($1.26)
Income from discontinued operations                                   .01              .02
Net loss applicable to common shares                                (1.22)           (1.24)

For the three months ended June 30, 2000:
Loss from continuing operations                                     (1.06)           (1.48)
Net loss applicable to common shares                                (1.06)           (1.48)

For the six months ended June 30, 1999:
Loss from continuing operations                                     (2.60)           (2.65)
Income from discontinued operations                                   .02              .02
Loss before extraordinary items                                     (2.58)           (2.63)
Net loss applicable to common shares                                (2.58)           (2.63)

For the six months ended June 30, 2000:
Loss from continuing operations                                     (2.30)           (2.60)
Income from discontinued operations                                   .01              .02
Loss before extraordinary items                                     (2.29)           (2.58)
Extraordinary items                                                  (.13)            (.21)
Net loss applicable to common shares                                (2.42)           (2.79)

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Investment in Affiliates:

         Pegasus Development Corporation ("PDC"), a subsidiary of Pegasus, has a 90% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was $211,000 for the first half of 2000. PDC's total investment in PCS at June 30, 2000 was $4.4 million.

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $112.0 million which is accounted for by the equity method. The investment consisted of $14.4 million in cash, 400,000 shares of Pegasus' Class A Common Stock (amounting to $18.8 million) and warrants to purchase 2.0 million shares of Pegasus' Class A Common Stock at an exercise price of $45.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to Pegasus an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of the Company's Board of Directors, and John C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC. PDC's share of undistributed losses of PMC included in continuing operations was $4,000 for the first half of 2000. PDC's total investment in PMC at June 30, 2000 was $112.0 million.

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

         As of June 30, 2000, the Company had three classes of Common Stock:
Class A Common Stock, Class B Common Stock and Non-Voting Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

6.   Redeemable Preferred Stocks, as restated:

         On March 22, 2000, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Preferred Stock from 5.0 million to 20.0 million.

         As of December 31, 1999, the Company had 5.0 million shares of Preferred Stock authorized of which 152,844 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock"). As of June 30, 2000, the Company had 20.0 million shares of Preferred Stock authorized of which 152,844 shares have been designated as Series A Preferred Stock, 5,707 shares have been designated as Series B Junior Convertible Participating Preferred Stock (the "Series B Preferred Stock"), 3.0 million shares have been designated as 6.5% Series C Convertible Preferred Stock (the "Series C Preferred Stock"), 22,500 shares have been designated as Series D Junior Convertible Participating Preferred Stock (the "Series D Preferred Stock") and 10,000 shares have been designated as Series E Junior Convertible Participating Preferred Stock (the "Series E Preferred Stock").

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6.    Redeemable Preferred Stocks, as restated: - (Continued)

Series A Preferred Stock:

         The Company had approximately 135,073 and 143,684 shares of Series A Preferred Stock issued and outstanding at December 31, 1999 and June 30, 2000, respectively. In June 2000, the Board of Directors declared a dividend on the Series A Preferred Stock in the aggregate of approximately 9,160 shares of Series A Preferred Stock, payable on July 3, 2000.

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

Series B, Series D and Series E Preferred Stock:

         In connection with DBS acquisitions, the Company had 5,707 shares, 22,500 shares and 10,000 shares of Series B, Series D and Series E Preferred Stock issued and outstanding at June 30, 2000, respectively. Each whole share of Series B, Series D and Series E Preferred Stock has a liquidation preference of $1,000 per share plus any accrued but unpaid dividends. Each share of Series B, Series D and Series E Preferred Stock will initially be convertible at any time at the option of the holder into approximately 32.47 shares, 19.54 shares and
16.04 shares of Pegasus' Class A Common Stock, respectively. As a result, the amount of proceeds allocated to the beneficial conversion feature for the Series B and Series D preferred stocks of $5.5 million is treated as a deemed dividend for purposes of determining the net loss applicable to common shares in the period the stock was issued. Additionally, each share of Series B, D, and E is redeemable at the option of the holder at a price of $1,000 plus accrued and unpaid dividends. Holders of shares of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at an annual rate of 1% payable semi-annually on January 1 and July 1, commencing on July 1, 2000. Holders of shares of Series D and Series E Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at an annual rate of 4% payable annually on January 1, commencing on January 1, 2001. Dividends on the Series D and Series E Preferred Stock shall be payable in cash or in Pegasus' Class A Common Stock, at the option of the Company. Dividends on the Series B, Series D and Series E Preferred Stock shall be cumulative and shall accrue from the date of the original issuance.

         The carrying amounts of the Series B, Series D, and Series E Preferred Stock are periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the redemption features. For the six months ended June 30, 2000, dividends on the Series B, Series D and Series E Preferred Stock amounting to $28,000, $375,000 and $138,000 have been recorded, respectively. The increases in carrying amounts are effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

         In the event of liquidation, the Series B, Series D and Series E Preferred Stock will rank, to the extent of their respective liquidation preferences, junior to Pegasus' Series A and Series C Preferred Stock, senior to all classes of the Company's Common Stock and on parity with each other.

Series C Preferred Stock:

         In January 2000, Pegasus completed an offering of 3.0 million shares of Series C Preferred Stock, resulting in net proceeds to the Company of $290.4 million. The Company had 3.0 million shares of Series C Preferred Stock issued and outstanding at June 30, 2000. Each whole share of Series C Preferred Stock has a liquidation preference of $100 per share plus any accrued but unpaid dividends and will initially be convertible at any time at the option of the holder into 1.5686 shares of Pegasus' Class A Common Stock. Holders of shares of Series C Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at a rate of 6.5% payable quarterly on January 31, April 30, July 31 and October 31, commencing on April 30, 2000. Dividends shall be payable in cash, in Pegasus' Class A Common Stock or a combination thereof, at the option of the Company. Dividends on the Series C Preferred Stock shall be cumulative and shall accrue from the date of the original issuance. On May 1, 2000, the Company paid a dividend on the Series C Preferred Stock in the aggregate of 90,446 shares of Class A Common Stock, amounting to approximately $5.3 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6.   Redeemable Preferred Stocks, as restated: - (Continued)

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

7.   Long-Term Debt, as restated:

Long-term debt consists of the following (in thousands):

                                                                                       December 31,          June 30,
                                                                                           1999                2000
                                                                                           ----                ----
Series B Senior Notes payable by Pegasus, due 2005, interest at 9.625%, payable
    semi-annually in arrears on April 15 and October 15.........................         $115,000            $115,000
Series B Senior  Notes  payable by  Pegasus,  due 2006,  interest  at
    9.75%, payable semi-annually in arrears on June 1 and December 1............          100,000             100,000
Series A Senior Notes payable by Pegasus, due 2007, interest at 12.5%, payable
    semi-annually in arrears on February 1 and August 1.........................          155,000             155,000
Senior six-year $180.0 million revolving credit facility,  payable by
    PM&C, interest at PM&C's option at either the bank's base rate plus an
    applicable margin or LIBOR plus an applicable margin........................          142,500                   -
Senior six-year $70.0 million revolving credit facility, payable by DTS, interest at DTS' option at either the bank's base rate plus an applicable
    margin or the Eurodollar Rate plus an applicable margin.....................           42,700                   -
Senior  six-year  $20.0 million term loan  facility,  payable by DTS, interest at DTS' option at either the bank's base rate plus an applicable
    margin or the Eurodollar Rate plus an applicable margin.....................           19,000                   -
Senior  five-year $225.0 million  revolving credit facility,  payable by PM&C, interest at PM&C's option at either the bank's base rate plus an
    applicable margin or LIBOR plus an applicable margin........................                -                   -
Senior five-year $275.0 million term loan facility, payable by PM&C, interest at
    PM&C's option at either the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin.............................................                -             275,000
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $2.2 million and $2.0 million as of
    December 31, 1999 and June 30, 2000, respectively...........................           82,776              82,976
Senior  Subordinated  Notes  payable by GSS,  due 2006,  interest  at
    12.375%,  payable semi-annually in arrears on February 1 and August 1.......                -             195,000
Senior Discount Notes payable by GSDBS, due 2007,  interest at 13.5%, payable semi-annually in arrears on March 1 and September 1, commencing
    September 1, 2004, net of unamortized discount of $73.4
    million as of June 30, 2000.................................................                -             119,661

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


 7.  Long-Term Debt, as restated: - (Continued)

                                                                                       December 31,          June 30,
                                                                                           1999                2000
                                                                                           ----                ----
Senior seven-year $115.0 million revolving credit facility, payable by GSS, interest at GSS' option at either the bank's rate plus an
  applicable margin or LIBOR plus an applicable margin..........................                -              17,000
Senior  seven-year $35.0 million term loan facility,  payable by GSS, interest  at  GSS'  option  at  either  the  bank's  rate  plus  an
  applicable margin or LIBOR plus an applicable margin..........................                -              35,000
Mortgage payable, due 2000, interest at 8.75%...................................              431                   -
Mortgage payable, due 2010, interest at 9.25%...................................                -               8,727
Sellers' notes, due 2000 to 2005, interest at 3% to 8%..........................           26,648              21,397
Capital leases and other........................................................              359                 494
                                                                                         --------          ----------
                                                                                          684,414           1,125,255
Less current maturities...........................................                         15,488              13,895
                                                                                         --------          ----------
Long-term debt....................................................                       $668,926          $1,111,360
                                                                                         ========          ==========

         Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the New PM&C Credit Facility and the GSS Credit Facility.

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

         In January 2000, PM&C entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility is collateralized by substantially all of the assets of PM&C and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 2000, $38.2 million of stand-by letters of credit were issued pursuant to the New PM&C Credit Facility, including $10.4 million collateralizing certain of the Company's outstanding sellers' notes.

         Commensurate with the closing of the New PM&C Credit Facility, the Company borrowed $275.0 million under the term loan, outstanding balances under the PM&C Credit Facility, the DTS Credit Facility, and the PCC Credit Facility were repaid and commitments under the DTS Credit Facility and the PCC Credit Facility were terminated. Unamortized deferred financing fees associated with these terminated facilities were written off and the Company recognized an extraordinary loss on the extinguishment of debt of $5.8 million, net of income tax benefit of $3.5 million, as restated. The net amount of the extinguishment of debt was restated to include an allocable portion of income taxes that resulted from the purchase accounting corrections (see Note 3). Additionally, in connection with the closing of the New PM&C Credit Facility, DTS was merged with and into a subsidiary of PM&C.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.   Long-Term Debt, as restated: - (Continued)

         A subsidiary of GSH, Golden Sky Systems, Inc. ("GSS"), maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility (collectively, the "GSS Credit Facility"), which is collateralized by substantially all of the assets of GSS and its subsidiaries. The GSS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 2000, $35.9 million of stand-by letters of credit were issued pursuant to the GSS Credit Facility, including $6.9 million collateralizing certain of the Company's outstanding sellers' notes.

         In January 2000, GSS completed an amendment to the GSS Credit Facility. The amendment, which was effective as of December 31, 1999, waived GSS' third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. Pursuant to the amendment, GSS was authorized to borrow up to an additional $20.0 million under the GSS Credit Facility prior to March 31, 2000. These incremental borrowings, which were secured by letters of credit provided by certain of GSH's former shareholders, were required to be repaid by May 31, 2000. Upon repayment of the incremental borrowings, GSS will have potential incremental borrowing capacity during the remainder of the year ending December 31, 2000 equal to the lesser of equity contributed by Pegasus to repay the incremental borrowings and fund other working capital requirements or $20.0 million. In May 2000, Pegasus made an $8.1 million capital contribution to GSS that was used to repay the incremental borrowings and a $12.0 million capital contribution to GSS that was used for working capital. As of June 30, 2000, GSS was in compliance with the GSS Credit Facility's amended covenants.

         Prior to being acquired by Pegasus, GSS completed a senior subordinated notes offering (the "GSS Notes Offering") in which it sold $195.0 million of its 12.375% Senior Subordinated Notes due 2006 (the "GSS Notes"). A portion of the net proceeds from the GSS Notes Offering was used to fund an interest escrow account, which is included in restricted cash on the Company's consolidated balance sheet, for the first four semiannual interest payments on the GSS Notes. The GSS Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by GSS and its subsidiaries.

         Prior to being acquired by Pegasus, Golden Sky DBS, Inc. ("GSDBS"), a direct subsidiary of GSH and GSS' parent, completed a senior discount notes offering (the "GSDBS Notes Offering") in which it sold its 13.5% Senior Discount Notes due 2007 (the "GSDBS Notes"), which have an aggregate balance due at stated maturity of $193.1 million. The GSDBS Notes are unsecured and effectively rank below all of the liabilities of GSDBS' direct and indirect subsidiaries.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.   Earnings Per Common Share, as restated:

Calculation of basic and diluted earnings per common share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share (in thousands):

                                                                                   Three Months Ended June 30,
                                                                             --------------------------------------
                                                                                   1999                 2000
                                                                                   ----                 ----
Net loss applicable to common shares, as restated.........................      ($47,756)             ($51,904)
Weighted average common shares outstanding................................        39,254                48,978
Total shares used for calculation of basic earnings per common share......        39,254                48,978
Stock options and warrants................................................             -                     -
                                                                                --------              --------
Total shares used for calculation of diluted earnings per common share....        39,254                48,978
                                                                                ========              ========

                                                                                     Six Months Ended June 30,
                                                                             --------------------------------------
                                                                                   1999                 2000
                                                                                   ----                 ----
Net loss applicable to common shares, as restated.........................      ($92,765)            ($108,242)
Weighted average common shares outstanding................................        35,997                44,739
Total shares used for calculation of basic earnings per common share......        35,997                44,739
Stock options and warrants................................................             -                     -
                                                                                --------             ---------
Total shares used for calculation of diluted earnings per common share....        35,977                44,739
                                                                                ========             =========

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

         For the three and six months ended June 30, 1999 and 2000, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of preferred stock dividend requirements, approximately $4.0 million, $8.1 million, $10.2 million and $20.5 million, as restated, respectively, by applicable shares outstanding.

9.   Acquisitions, as restated:

         In the first half of 2000, the Company acquired (exclusive of the acquisition of GSH), from seven independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $133.9 million, which consisted of $36.0 million in cash, 22,500 shares of Pegasus' Series D Preferred Stock (amounting to $22.5 million), 10,000 shares of Pegasus' Series E Preferred Stock (amounting to $10.0 million), 873,184 shares of Pegasus' Class A Common Stock (amounting to $39.7 million), warrants to purchase a total of 3,000 shares of Pegasus' Class A Common Stock (amounting to $166,000), $24.4 million of a deferred tax liability, $200,000 in promissory notes and $961,000 in assumed net liabilities.

         On May 5, 2000, the Company acquired GSH and merged it with one of the Company's subsidiaries in a transaction accounted for as a purchase. GSH through its subsidiaries holds the rights to provide DIRECTV programming in various rural areas of 24 states. The stockholders of GSH exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus' Class A common stock valued at $578.6 million and options to purchase approximately 698,000 shares of Pegasus' Class A common stock valued at $33.2 million. As a consequence of this exchange, GSH became a direct wholly owned subsidiary of the Company. The total consideration for the GSH acquisition was $1.2 billion, as restated. The total consideration previously reported was $1.5 billion. This merger consideration included $293.7 million of GSH consolidated net liabilities, including a deferred income tax asset of $89.3 million, principally for cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. The acquired net consolidated liabilities of GSH previously reported were $383.0 million. Also included in the consideration was a deferred income tax liability of $421.3 million, principally for the excess of the book basis over the income tax basis of the revised amount

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


9.       Acquisitions, as restated-(Continued):

of DBS rights assets existing at the acquisition date. The amount of the deferred income tax liability associated with the acquisition previously reported was $489.5 million. The amount of the purchase consideration allocated to the DBS rights in the merger was $1.0 billion, as restated, net of $94.1 million for the effect of the Company's consolidated deferred income tax valuation allowances no longer required in association with the merger. The Company amortizes DBS rights assets on a straight-line basis over 10 years. The Company's results of operations include the operations of GSH from the date of acquisition.

         Other than the acquisition of GSH, the Company's 2000 acquisitions of rights to provide DIRECTV programming were not significant and, accordingly, the pro forma impact of those acquisitions has not been presented. The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if GSH had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the depreciation of fixed assets, amortization of intangibles, interest expense and related income tax effects. This information does not purport to be indicative of what would have occurred had the acquisition of GSH been made on those dates or of results which may occur in the future.

                   (In thousands, except per share data)                           Six Months Ended June 30,
                                                                             -----------------------------------
                                                                                   1999                 2000
                                                                                   ----                 ----
Net revenues from continuing operations...................................     $  199,980           $  305,824
                                                                               ==========           ==========
Loss from continuing operations before extraordinary items, as restated...      ($191,662)           ($145,595)
                                                                               ==========           ==========
Net loss, as restated.....................................................      ($196,783)           ($156,698)
                                                                               ==========           ==========
Net loss applicable to common shares, as restated.........................      ($204,878)           ($177,191)
                                                                               ==========           ==========
Loss from continuing operations per common share, as restated.............         ($4.14)              ($3.13)
                                                                               ==========           ==========
Net loss per common share, as restated....................................         ($4.25)              ($3.34)
                                                                               ==========           ==========

10.      Discontinued Operations, as restated:

         In January 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the second half of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior periods restated.

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                                   Three Months Ended June 30,
                                                                                  -----------------------------
                                                                                     1999               2000
                                                                                     ----               ----
Net revenues..............................................................          $5,577             $6,511
Income from operations....................................................             638                414
Provision for income taxes, as restated ..................................               -                 62
Income from discontinued operations, as restated..........................             616                101

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10.  Discontinued Operations, as restated-(Continued)

                                                                                    Six Months Ended June 30,
                                                                                  -----------------------------
                                                                                     1999              2000
                                                                                     ----              ----
Net revenues................................................................        $8,648           $12,710
Income from operations......................................................           765               811
Provision for income taxes, as restated.....................................             -               249
Income from discontinued operations, as restated............................           749               405

       The provision for income taxes and income from discontinued operations was restated to include an allocable portion of income taxes that resulted from the purchase accounting corrections (see Note 3).

11.   Supplemental Cash Flow Information:

Significant noncash investing and financing activities are as follows (in thousands):

                                                                                    Six Months Ended June 30,
                                                                                  -----------------------------
                                                                                     1999              2000
                                                                                     ----              ----
Barter revenue and related expense............................................      $3,648            $3,558
Acquisition of program rights and assumption of related program payables......       6,655                16
Capital issued and related acquisition of intangibles.........................         814           693,582
Minority interest and related acquisition of intangibles......................           -               852
Capital issued and related investment in affiliates...........................           -            97,555
Notes payable and related acquisition of intangibles..........................       4,490           379,773
Preferred stock dividends and reduction of paid-in capital....................       8,095             9,701
Deferred taxes, net and related acquisition of intangibles, as restated.......          29           259,062

         For the six months ended June 30, 1999 and 2000, the Company paid cash for interest in the amount of $30.8 million and $31.6 million, respectively. The Company paid no federal income taxes for the six months ended June 30, 1999 and 2000.

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

         On January 10, 2000, the Company and GSS filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and GSS. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, the Company and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and GSS also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

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

Commitments:

         The Company has entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. The Company must pay minimum fees to the provider as follows (in thousands):

                                                                   Annual
           Year                                                 Minimum Fees
           ----                                                --------------

           2000...............................................     $12,600
           2001...............................................      18,216
           2002...............................................      20,250
           2003...............................................      20,250
           2004...............................................      20,250
                                                                 ---------
           Total minimum payments                                  $91,566
                                                                 =========

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


13.   Industry Segments, as restated:

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 41 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB and three transmitting towers, all located in the eastern United States.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $966,000 and $7.6 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $494,000 and $4.1 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $2.4 million and $3.1 million for the six months ended June 30, 1999 and 2000, respectively. All other capital expenditures for the six months ended June 30, 1999 and 2000 were at the corporate level. Identifiable total assets for the Company's DBS segment were $669.3 million, as restated from that previously reported of $701.9 million (see Note 3) and $2.0 billion, as restated from that previously reported of $2.3 billion (see Note 3) as of December 31, 1999 and June 30, 2000 respectively. Identifiable total assets for the Company's Broadcast segment were $70.6 million and $71.3 million as of December 31, 1999 and June 30, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.5 million and $83.4 million as of December 31, 1999 and June 30, 2000, respectively. All other identifiable assets as of December 31, 1999 and June 30, 2000 were at the corporate level.

14.   Other Events:

         In July 2000, Pegasus Towers, Inc., a subsidiary of Pegasus, and Pegasus Broadcast Television, Inc. ("PBT"), a subsidiary of PM&C, sold substantially all of their broadcast tower assets to SpectraSite Broadcast Group ("SpectraSite"), a division of SpectraSite Holdings, Inc. ("SpectraSite Holdings"), for approximately 1.4 million shares of SpectraSite Holdings' common stock (amounting to approximately $36.6 million at a price of $26.63 per share). The Company anticipates recognizing a gain on the transaction. Under the terms of the agreement, SpectraSite will lease certain of its existing tower facilities and build additional digital television towers for use by PBT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information available to our management at the date that this report was initially filed on August 11, 2000. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our views that existed at August 11, 2000 with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of August 11, 2000. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes. This discussion has been revised to conform to the restatements discussed in Note 3 of the Notes to Consolidated Financial Statements

General

         Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV with approximately 1.2 million subscribers at June 30, 2000, on an actual basis. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 7.2 million rural households in 41 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 3,000 independent retailers.

         o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 56,000 subscribers.

         On May 5, 2000, the Company acquired Golden Sky Holdings, Inc. Upon completion of the acquisition, Golden Sky Holdings became a wholly owned subsidiary of Pegasus. As of June 30, 2000, Golden Sky's operations consisted of providing DIRECTV services to approximately 354,000 subscribers in certain rural areas of 24 states in which Golden Sky holds the exclusive rights to provide such services.

         DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         In January 2000, we entered into a letter of intent to sell the assets of our entire cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The closing of this sale is anticipated to occur during the second half of 2000 and is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. Accordingly, the results of our cable segment have been presented as discontinued operations in our consolidated statements of operations.

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

         Certain of our DBS customers, primarily those converted from Primestar's medium-power DBS business, pay a monthly rental fee to us for use of our DBS subscriber equipment. The equipment is owned by us and, accordingly, the equipment costs are capitalized and depreciated over a period of three years. These equipment costs are not included as a component of subscriber acquisition costs in our results of operations.

Restatement of Financial Statements:

         At year end 2000, we corrected the purchase accounting and allocations of the purchase consideration in the 1998 acquisition of Digital Television Services, Inc. and acquisition of Golden Sky Holdings, Inc. The purchase consideration in the Digital Television Services acquisition was revised to $336.5 million from that previously reported of $363.9 million, and the purchase consideration in the Golden Sky Holdings acquisition was revised to $1.2 billion from that previously reported of 1.5 billion. These corrections principally affected our allocations of the purchase prices to the amounts of deferred income taxes existing at and the amount of DBS rights assets recorded at the date of the acquisitions and thereafter. These corrections affected amounts previously reported for 1998, 1999 and 2000. The effects of the corrected accounting and consideration allocations cumulatively as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 are shown below.

Cumulative as of December 31, 1999:
         o Reduction of $35.7 million in the valuation allowance against deferred tax assets;
         o    Reduction of $42.4 million in DBS rights assets;
         o Reduction of $9.8 million in accumulated amortization of DBS rights assets;
         o    Reduction in deferred income tax liabilities of $23.7 million; and
         o A reduction of $26.8 million in accumulated deficit, comprised of a $30.3 million reduction for the cumulative effects of the corrected accounting on results of operations for periods prior to January 1, 1999 and a $3.5 million increase for the effects on results of operations for 1999.

For the three months ended June 30, 1999:
         o Reduction of amortization expense for DBS rights assets of $1.5 million; and
         o    Reduction in income tax benefit of $562,000.

For the six months ended June 30, 1999:
         o Reduction of amortization expense for DBS rights assets of $3.0 million, and
         o    Recognition of income tax expense of $1.1 million.

Cumulative as of June 30, 2000:
         o Reduction of $212.6 million in the valuation allowance against deferred tax assets;
         o    Reduction of $300.8 million in DBS rights assets;
         o Reduction of $18.5 million in accumulated amortization of DBS rights assets;
         o    Reduction in deferred income tax liabilities of $115.4 million;
              and
         o Reduction of $45.7 million in accumulated deficit for the cumulative effects of the corrected accounting.

For the three months ended June 30, 2000:
         o Reduction of amortization expense for DBS rights assets of $6.5 million; and
         o    Net increase in income tax benefits of $14.0 million.

For the six months ended June 30, 2000:
         o Reduction of amortization expense for DBS rights assets of $8.7 million, and
         o    Net increase in income tax benefits of $13.5 million.

Our cash flows were not impacted by the corrected purchase accounting and consideration allocation.

         At year end 2000, we determined that certain provisions contained in the certificate of designation for our Series C Preferred Stock that was issued in the first quarter of 2000 permitted the series to be redeemed outside of our control. Accordingly, we restated on the balance sheet for June 30, 2000 the classification of the Series C Preferred Stock to redeemable preferred stocks at an amount of $290.4 million, net of issuance costs of $9.6 million. Series C Preferred Stock was previously reported in stockholders' equity at $300.0 million, and the issuance costs previously were reported in additional paid-in capital.

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

         Because of the magnitude of the corrections discussed above, we restated financial information from that previously reported as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding certain subtotals on the financial statements.

                                                                                         As               As Previously
(in thousands)                                                                        Restated               Reported
                                                                                 ------------------    ------------------
Balance sheet items as of December 31, 1999:
Intangible assets, net of accumulated amortization                                   $  704,219            $  736,806
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $66.6 million to deferred tax liabilities                                    -                30,371
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $66.6 million                                                                               -                90,310
Accumulated deficit                                                                    (273,888)             (300,704)
Total assets and total liabilities and stockholders' deficit                            881,838               945,332

Balance sheet items as of June 30, 2000:
Intangible assets, net of accumulated amortization                                    2,010,663             2,292,982
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $246.7 million to deferred tax liabilities                                   -                34,048
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $246.7 million                                                                        234,558               596,605
Total redeemable preferred stocks                                                       481,064               190,642
Accumulated deficit                                                                    (364,914)             (410,594)
Total assets and total liabilities and stockholders' equity                           2,593,121             2,909,488

Statement of operations items for the three months ended June 30, 1999:
DBS depreciation and amortization                                                        19,003                20,481
Income tax benefit for continuing operations                                                (10)                 (572)
Net loss                                                                                (43,708)              (44,624)
Net loss applicable to common shares                                                    (47,756)              (48,672)

Statement of operations items for the three months ended June 30, 2000:
DBS depreciation and amortization                                                        44,045                50,527
Income tax benefit for continuing operations                                            (25,485)              (11,473)
Income from discontinued operations, net of income taxes                                    101                   163
Net loss                                                                                (41,729)              (62,161)
Net loss applicable to common shares                                                    (51,904)              (72,336)



                                                                                         As               As Previously
(in thousands)                                                                        Restated               Reported
                                                                                 ------------------    ------------------
Statement of operations items for the six months ended June 30, 1999:
DBS depreciation and amortization                                                      $ 38,978              $ 41,933
Income tax expense (benefit) for continuing operations                                      108                (1,015)
Net loss                                                                                (84,670)              (86,502)
Net loss applicable to common shares                                                    (92,765)              (94,597)

Statement of operations items for the six months ended June 30, 2000:
DBS depreciation and amortization                                                        64,319                72,977
Income tax benefit for continuing operations                                            (25,485)              (15,279)
Income from discontinued operations, net of income taxes                                    405                   654
Loss before extraordinary items                                                         (81,995)             (100,610)
Extraordinary loss, net of income taxes                                                  (5,754)               (9,280)
Net loss                                                                                (87,749)             (109,890)
Accrued and deemed preferred stock dividends and accretion                               20,493                14,956
Net loss applicable to common shares                                                   (108,242)             (124,846)

         As a result of the restatements discussed above, we restated the computation of per common share amounts from that previously reported. The following presents the restated per common share amounts and the amounts previously reported.

                                                                                     As
                                                                     As          Previously
                                                                  Restated        Reported
                                                                 ----------     ------------
For the three months ended June 30, 1999:
Loss from continuing operations                                    ($1.23)          ($1.26)
Income from discontinued operations                                   .01              .02
Net loss applicable to common shares                                (1.22)           (1.24)

For the three months ended June 30, 2000:
Loss from continuing operations                                     (1.06)           (1.48)
Net loss applicable to common shares                                (1.06)           (1.48)

For the six months ended June 30, 1999:
Loss from continuing operations                                     (2.60)           (2.65)
Income from discontinued operations                                   .02              .02
Loss before extraordinary items                                     (2.58)           (2.63)
Net loss applicable to common shares                                (2.58)           (2.63)

For the six months ended June 30, 2000:
Loss from continuing operations                                     (2.30)           (2.60)
Income from discontinued operations                                   .01              .02
Loss before extraordinary items                                     (2.29)           (2.58)
Extraordinary items                                                  (.13)            (.21)
Net loss applicable to common shares                                (2.42)           (2.79)

Results of Operations

Three months ended June 30, 2000, as restated, compared to three months ended June 30, 1999, as restated

         Total net revenues from continuing operations for the three months ended June 30, 2000 were $143.7 million, an increase of $69.9 million, or 95%, compared to total net revenues of $73.7 million for the same period in 1999. The increase in total net revenues for the three months ended June 30, 2000 was primarily due to an increase in DBS revenues of $70.3 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations for the three months ended June 30, 2000 were $183.7 million, as restated, an increase of $80.9 million, or 79%, compared to total operating expenses of $102.8 million, as restated, for the same period in 1999. The increase was primarily due to an increase of $78.1 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $2.9 million for the three months ended June 30, 2000, an increase of $672,000, or 31%, compared to $2.2 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $742,000 for the three months ended June 30, 2000 compared to $2,000 for the same period in 1999.

         Other expenses from continuing operations were $638,000 for the three months ended June 30, 2000, an increase of $170,000, or 36%, compared to other expenses of $468,000 for the same period in 1999. The increase is primarily due to increased investor relation activities and legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $30.8 million for the three months ended June 30, 2000, an increase of $15.2 million, or 97%, compared to interest expense of $15.6 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new Pegasus Media & Communications credit facility and interest related to senior notes and credit facilities that were assumed as a result of the merger with Golden Sky. Interest income from continuing operations was $4.1 million for the three months ended June 30, 2000, an increase of $3.7 million, or 1195%, compared to interest income of $313,000 for the same period in 1999. The increase in interest income is due to significantly higher average cash balances for the three months ended June 30, 2000 compared to the same period in 1999.

         Other non-operating expenses from continuing operations were $447,000 for the three months ended June 30, 2000 and consist principally of losses on the disposal of fixed assets.

         Benefit for income taxes for the three months ended June 30, 2000 were $25.5 million, as restated, compared to $10,000, as restated, for the same period in 1999. As a result of deferred income tax liabilities, as revised, we recognized in our acquisitions of Digital Television Services and Golden Sky Holdings, our overall deferred income tax liabilities exceeded our deferred income tax assets in 2000. As a result, valuation allowances we had previously established against deferred income tax assets were no longer required, and the benefits of these deferred income tax assets were recognized in 2000. We had established valuation allowances against most of our deferred income tax assets, as revised, in 1999 in our belief at that time that we would not realize the benefits of these tax assets. These valuation allowances negated virtually all of the benefits of these tax assets in 1999.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $99,000 for the three months ended June 30, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $101,000, as restated, for the three months ended June 30, 2000, compared to $616,000 for the same period in 1999. The decrease is primarily attributable to an increase in incentive compensation and income tax expense. Pegasus had approximately 56,000 cable subscribers at June 30, 2000 compared to 52,700 at June 30, 1999.

         Preferred stock dividends were $10.2 million for the three months ended June 30, 2000 an increase of $6.1 million, or 151%, compared to $4.0 million in preferred stock dividends for the same period in 1999. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding for the three months ended June 30, 2000 compared to the same period in 1999 as the result of payment of dividends in kind and the issuance of four new series of preferred stock in the first quarter of 2000.

DBS

         During the last twelve months, Pegasus acquired, through acquisitions, approximately 408,000 subscribers and the exclusive DIRECTV distribution rights to approximately 2.4 million households in rural areas of the United States. At June 30, 2000, Pegasus had exclusive DIRECTV distribution rights to 7.2 million households and 1.2 million subscribers as compared to 4.8 million households and 540,000 subscribers at June 30, 1999. Pegasus had 7.5 million households and approximately 1.3 million subscribers at June 30, 2000, including pending acquisitions. At June 30, 1999, subscribers would have been 930,000, including pending and completed acquisitions. Subscriber penetration increased from 12.3% at June 30, 1999 to 16.8% at June 30, 2000, including pending and completed acquisitions.

         Total DBS net revenues were $134.4 million for the three months ended June 30, 2000, an increase of $70.3 million, or 110%, compared to DBS net revenues of $64.1 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the second quarter of 2000 compared to the second quarter of 1999. The average monthly revenue per subscriber was $43.11 for the three months ended June 30, 2000 compared to $41.89 for the same period in 1999. Pro forma for the Golden Sky acquisition, DBS net revenues were $149.0 million for the three months ended June 30, 2000, an increase of $53.5 million, or 56%, compared to pro forma DBS net revenues of $95.5 million for the same period in 1999.

         Programming, technical, and general and administrative expenses were $94.1 million for the three months ended June 30, 2000, an increase of $50.3 million, or 115%, compared to $43.8 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.0% for the three months ended June 30, 2000 compared to 68.4% for the same period in 1999.

         Subscriber acquisition costs were $31.2 million for the three months ended June 30, 2000, an increase of $2.4 million, or 8%, compared to $28.7 million for the same period in 1999. Gross subscriber additions were 89,900 for the three months ended June 30, 2000 compared to 76,000 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $347 for the three months ended June 30, 2000 compared to $378 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is primarily due to a decrease in promotional programming. Approximately $4.8 million of DBS subscriber equipment was capitalized in the second quarter of 2000 related to rental units, which are being depreciated over a three year period.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $787,000 for the three months ended June 30, 2000, an increase of $387,000, or 97%, compared to $400,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the second quarter of 2000 as compared to the second quarter of 1999.

         Depreciation and amortization was $44.0 million, as restated, for the three months ended June 30, 2000, compared to $19.0 million, as restated, for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of the merger with Golden Sky and other DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended June 30, 2000, Pegasus owned or programmed ten broadcast television stations in six markets. One new station was launched during the fourth quarter of 1999. Total net broadcast revenues for the three months ended June 30, 2000 were $9.3 million, a decrease of $350,000, or 4%, compared to net broadcast revenues of $9.6 million for the same period in 1999. The decrease is primarily attributable to a decrease in barter revenue.

         Programming, technical, and general and administrative expenses were $6.1 million for the three months ended June 30, 2000, an increase of $872,000, or 17%, compared to $5.2 million for the same period in 1999. The increase is primarily due to higher programming costs for the three months ended June 30, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $2.0 million for the three months ended June 30, 2000, an increase of $430,000, or 27%, compared to $1.6 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $31,000 for the three months ended June 30, 2000, a decrease of $15,000, or 33%, compared to $46,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the second quarter of 2000 as compared to the second quarter of 1999.

         Depreciation and amortization was $1.2 million for the three months ended June 30, 2000, a decrease of $76,000, or 6%, compared to $1.3 million for the same period in 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

         Total net revenues from continuing operations for the six months ended June 30, 2000 were $247.7 million, an increase of $107.7 million, or 77%, compared to total net revenues of $140.0 million for the same period in 1999. The increase in total net revenues for the six months ended June 30, 2000 was primarily due to an increase in DBS revenues of $107.8 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations for the six months ended June 30, 2000 were $310.4 million, as restated, an increase of $115.5 million, or 59%, compared to total operating expenses of $194.8 million, as restated, for the same period in 1999. The increase was primarily due to an increase of $110.1 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $5.1 million for the six months ended June 30, 2000, an increase of $1.0 million, or 25%, compared to $4.0 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $1.2 million for the six months ended June 30, 2000 compared to $2,000 for the same period in 1999.

         Other expenses from continuing operations were $1.5 million for the six months ended June 30, 2000, an increase of $686,000, or 84%, compared to other expenses of $817,000 for the same period in 1999. The increase is primarily due to increased investor relation activities and legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $52.0 million for the six months ended June 30, 2000, an increase of $20.7 million, or 66%, compared to interest expense of $31.3 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new Pegasus Media & Communications credit facility and interest related to senior notes and credit facilities that were assumed as a result of the merger with Golden Sky. Interest income from continuing operations was $7.5 million for the six months ended June 30, 2000, an increase of $6.7 million, or 887%, compared to interest income of $758,000 for the same period in 1999. The increase in interest income is due to significantly higher average cash balances for the six months ended June 30, 2000 compared to the same period in 1999.

         Other non-operating expenses from continuing operations were $447,000 for the six months ended June 30, 2000 and consist principally of losses on the disposal of fixed assets.

         For the six months ended June 30, 2000, we recognized a benefit for income taxes for continuing operations of $25.5 million, as restated, compared to income tax expense of $108,000, as restated, for the same period in 1999. As a result of deferred income tax liabilities, as revised, we recognized in our acquisitions of Digital Television Services and Golden Sky Holdings, our overall deferred income tax liabilities exceeded our deferred income tax assets in 2000. As a result, valuation allowances we had previously established against deferred income tax assets were no longer required, and the benefits of these deferred income tax assets were recognized in 2000. We had established valuation allowances against deferred income tax assets, as revised, in 1999 in our belief at that time that we would not realize the benefits of these tax assets. These valuation allowances negated virtually all of the benefits of these tax assets in 1999, resulting in net income tax expense for the six months ended June 30, 1999.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $215,000 for the six months ended June 30, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $405,000, as restated, for the six months ended June 30, 2000, a decrease of $344,000, or 46%, compared to $749,000 for the same period in 1999. The decrease is primarily attributable to an increase in incentive compensation and income tax expense.

         Extraordinary loss from the extinguishment of debt, net of income taxes, was $5.8 million, as restated, for the six months ended June 30, 2000. In January 2000, Pegasus Media & Communications entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus Media & Communications $180.0 million credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

         Preferred stock dividends were $20.5 million, as restated, for the six months ended June 30, 2000, an increase of $12.4 million, or 153%, compared to $8.1 million in preferred stock dividends for the same period in 1999. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding for the six months ended June 30, 2000 compared to the same period in 1999 as the result of payment of dividends in kind and the issuance of four new series of preferred stock in the first quarter of 2000 and deemed dividends we recognized for beneficial conversion features associated with the issuances of our Series B and D preferred stocks in the first quarter of 2000.

DBS

         Total DBS net revenues were $230.3 million for the six months ended June 30, 2000, an increase of $107.8 million, or 88%, compared to DBS net revenues of $122.5 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first half of 2000 compared to the first half of 1999. The average monthly revenue per subscriber was $43.28 for the six months ended June 30, 2000 compared to $42.47 for the same period in 1999. Pro forma for the Golden Sky acquisition, DBS net revenues were $288.4 million for the six months ended June 30, 2000, an increase of $137.4 million, or 91%, compared to pro forma DBS net revenues of $151.0 million for the same period in 1999.

         Programming, technical, and general and administrative expenses were $162.0 million for the six months ended June 30, 2000, an increase of $77.6 million, or 92%, compared to $84.4 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.4% for the six months ended June 30, 2000 compared to 68.9% for the same period in 1999.

         Subscriber acquisition costs were $56.6 million for the six months ended June 30, 2000, an increase of $6.7 million, or 13%, compared to $49.9 million for the same period in 1999. Gross subscriber additions were 169,200 for the six months ended June 30, 2000 compared to 127,700 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $334 for the six months ended June 30, 2000 compared to $391 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is primarily due to a decrease in promotional programming. Approximately $4.8 million of DBS subscriber equipment was capitalized in the second quarter of 2000 related to rental units, which are being depreciated over a three year period.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $1.2 million for the six months ended June 30, 2000, an increase of $397,000, or 50%, compared to $790,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the first half of 2000 as compared to the first half of 1999.

         Depreciation and amortization was $64.3 million, as restated, for the six months ended June 30, 2000, an increase of $25.3 million, or 65%, compared to $39.0 million, as restated, for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of the merger with Golden Sky and other DBS acquisitions that occurred during the last two years.

Broadcast

         Total net broadcast revenues for the six months ended June 30, 2000 were $17.4 million, a decrease of $161,000 or 1%, compared to net broadcast revenues of $17.6 million for the same period in 1999. The decrease is primarily attributable to a decrease in barter revenue.

         Programming, technical, and general and administrative expenses were $12.0 million for the six months ended June 30, 2000, an increase of $1.9 million, or 19%, compared to $10.2 million for the same period in 1999. The increase is primarily due to higher programming costs for the six months ended June 30, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $3.9 million for the six months ended June 30, 2000, an increase of $832,000, or 27%, compared to $3.1 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $46,000 for the six months ended June 30, 2000, a decrease of $156,000, or 77%, compared to $202,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the first half of 2000 as compared to the first half of 1999.

         Depreciation and amortization was $2.6 million for the six months ended June 30, 2000, an increase of $60,000, or 2%, compared to $2.5 million for the same period in 1999.

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

         Pre-marketing cash flow from continuing operations increased by approximately $18.3 million, or 79%, for the three months ended June 30, 2000 as compared to the same period in 1999. Pre-marketing cash flow from continuing operations increased as a result of:

         o a $20.0 million, or 99%, increase in DBS pre-marketing cash flow attributable to acquisitions, the merger with Golden Sky and internal growth in Pegasus' DBS subscriber base; and

         o a $1.7 million, or 59%, decrease in broadcast location cash flow as a result of an increase in programming expenses and fees to the Fox Television Network.

         Pre-marketing cash flow from continuing operations increased by approximately $27.3 million, or 64%, for the six months ended June 30, 2000 as compared to the same period in 1999. Pre-marketing cash flow from continuing operations increased as a result of:

         o a $30.2 million, or 79%, increase in DBS pre-marketing cash flow attributable to acquisitions, the merger with Golden Sky and internal growth in Pegasus' DBS subscriber base; and

         o a $2.9 million, or 67%, decrease in broadcast location cash flow as a result of an increase in programming expenses and fees to the Fox Television Network.

         During the six months ended June 30, 2000, $40.5 million of cash on hand at the beginning of the year, together with $338.3 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $28.7 million and investing activities of approximately $99.8 million. Investing activities consisted of:

         o the acquisition of DBS assets from seven independent DIRECTV providers during the first quarter of 2000 for approximately $36.0 million;

         o DBS facility construction and upgrades of approximately $3.1 million;

         o approximately $4.8 million in expenditures for DBS subscriber rental equipment;

         o capitalized costs relating to the merger with Golden Sky of approximately $18.7 million;

         o approximately $2.7 million of broadcast expenditures for broadcast television transmitter, tower and facility construction and upgrades;

         o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $2.5 million;

         o    investment in affiliates of $14.5 million;

         o the purchase of a building for our corporate offices of approximately $13.0 million;

         o    payments of programming rights amounting to $2.1 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $2.4 million.

         Financing activities consisted of:

         o the issuance of 3.0 million shares of Series C convertible preferred stock resulting in net proceeds to Pegasus of approximately $290.4 million;

         o the issuance of approximately 552,000 shares of Class A common stock resulting in net proceeds to Pegasus of approximately $2.2 million;

         o the proceeds from a mortgage totaling $8.8 million for the purchase of a building for our corporate offices;

         o    net borrowings on bank credit facilities totaling $62.8 million;

         o a net increase in deferred financing costs of approximately $9.7 million, primarily in connection with the amendment and restatement of the Pegasus Media & Communications credit facility;

         o the repayment of approximately $13.6 million of long-term debt, primarily sellers' notes and capital leases;

         o the placement of approximately $2.4 million in certificates of deposit to collateralize certain outstanding loans; and

         o    the repurchase of Class A common stock in treasury of $130,000.

         As of June 30, 2000, cash on hand amounted to $250.3 million plus restricted cash of $16.6 million.

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005. The new Pegasus Media & Communications credit facility is collateralized by substantially all of the assets of Pegasus Media & Communications and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the new Pegasus Media & Communications credit facility are available for acquisitions, subject to the approval of lenders in certain circumstances, to retire certain indebtedness, to fund interest payments, for working capital, capital expenditures and general corporate purposes. As of June 30, 2000, $275.0 million was outstanding under the senior term credit facility and stand-by letters of credit amounting to $38.2 million were issued pursuant to the senior revolving credit facility.

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

         In January 2000, Pegasus completed an offering of 3.0 million shares of its 6.5% Series C convertible preferred stock, with a liquidation preference of $100 per share plus any accrued but unpaid dividends, which resulted in net proceeds to Pegasus of approximately $290.4 million. Each share of Series C preferred stock will initially be convertible at the option of the holder into
1.5686 shares of Pegasus' Class A common stock. Pegasus may redeem the Series C preferred stock on or after August 1, 2001, subject to certain conditions, at redemption prices set forth in the certificate of designation, plus accumulated and unpaid dividends, if any.

         In the first quarter of 2000, Pegasus issued 5,707 shares, 22,500 shares and 10,000 shares of its Series B, Series D and Series E junior convertible participating preferred stock, respectively, with a liquidation preference of $1,000 per share plus any accrued but unpaid dividends, as partial consideration for acquisitions of DIRECTV distribution rights from three independent DIRECTV providers. Each share of Series B, Series D and Series E preferred stock will initially be convertible at the option of the holder into approximately 32.47 shares, 19.54 shares and 16.04 shares of Pegasus' Class A common stock, respectively.

         On May 5, 2000, we acquired Golden Sky Holdings, Inc. and merged it with one of our subsidiaries in a transaction accounted for as a purchase. Golden Sky Holdings through its subsidiaries holds the rights to provide DIRECTV programming in various rural areas of 24 states. The stockholders of Golden Sky Holdings exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus' Class A common stock valued at $578.6 million and options to purchase approximately 698,000 shares of Pegasus' Class A common stock. valued at $33.2 million. As a consequence of this exchange, Golden Sky Holdings became a direct wholly owned subsidiary of us. The total consideration for the Golden Sky Holdings acquisition was $1.2 billion, as restated. The total consideration previously reported was $1.5 billion. This merger consideration included $293.7 million of Golden Sky Holdings' consolidated net liabilities, including a deferred income tax asset of $89.3 million, principally for cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. The acquired net consolidated liabilities of Golden Sky Holdings previously reported were $383.0 million. Also included in the consideration was a deferred income tax liability of $421.3 million, principally for the excess of the book basis over the income tax basis of the revised amount of DBS rights assets existing at the acquisition date. The amount of the deferred income tax liability associated with the acquisition previously reported was $489.5 million. The amount of the purchase consideration allocated to the DBS rights in the merger was $1.0 billion, as restated, net of $94.1 million for the effect of our consolidated deferred income tax valuation allowances no longer required in association with the merger. We amortize DBS rights assets on a straight-line basis over 10 years. Our results of operations include the operations of Golden Sky Holdings from the date of acquisition.

         Golden Sky Systems, Inc., a subsidiary of Golden Sky Holdings, maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility which expire in 2005. The Golden Sky Systems' credit facilities are collateralized by substantially all of the assets of Golden Sky Systems and its subsidiaries and are subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the credit facilities are available for acquisitions, subject to the approval of lenders in certain circumstances, to retire certain indebtedness, for working capital, capital expenditures and general corporate purposes. As of June 30, 2000, $52.0 million was outstanding and stand-by letters of credit amounting to $35.9 million were issued pursuant to its $150.0 million credit facilities.

         In January 2000, Golden Sky Systems completed an amendment to its credit facilities. The amendment, which was effective as of December 31, 1999, waived Golden Sky Systems' third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. Pursuant to the amendment, Golden Sky Systems was authorized to borrow up to an additional $20.0 million under its credit facilities prior to March 31, 2000. These incremental borrowings, which were secured by letters of credit provided by certain of Golden Sky Holdings' former shareholders, were required to be repaid by May 31, 2000. Upon repayment of the incremental borrowings, Golden Sky Systems will have potential incremental borrowing capacity during the remainder of the year ending December 31, 2000 equal to the lesser of equity contributed by Pegasus to repay the incremental borrowings and fund other working capital requirements or $20.0 million. In May 2000, Pegasus made an $8.1 million capital contribution to Golden Sky Systems that was used to repay the incremental borrowings and a $12.0 million capital contribution to Golden Sky Systems that was used for working capital. As of June 30, 2000, Golden Sky Systems was in compliance with its amended covenants.

         Prior to being acquired by Pegasus, Golden Sky Systems completed a senior subordinated notes offering in which it sold $195.0 million of its 12.375% senior subordinated notes due 2006. A portion of the net proceeds from the Golden Sky Systems' senior notes offering was used to fund an interest escrow account for the first four semiannual interest payments on the Golden Sky Systems' notes. Golden Sky Systems' notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by Golden Sky Systems and its subsidiaries.

         Prior to being acquired by Pegasus, Golden Sky DBS, Inc., a direct subsidiary of Golden Sky Holdings and Golden Sky Systems' parent, completed a senior discount notes offering in which it sold its 13.5% senior discount notes due 2007, which have an aggregate balance due at stated maturity of $193.1 million. Golden Sky DBS' notes are unsecured and effectively rank below all of the liabilities of Golden Sky DBS' direct and indirect subsidiaries.

         As defined in the certificates of designation governing Pegasus' Series A and Series C preferred stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries on a consolidated basis where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the certificate of designation. Golden Sky, among certain other of Pegasus' subsidiaries, are not included in the definition of restricted subsidiaries and accordingly, their operating results are not included in the adjusted operating cash flow data provided below. Pro forma adjusted operating cash flow would have been approximately $129.9 million as follows:

                                                                                                Four Quarters Ended
(in thousands)                                                                                     June 30, 2000
                                                                                              ----------------------
Revenues...............................................................................               $442,802
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................                305,067
                                                                                                       -------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................                137,735
Corporate expenses.....................................................................                  7,861
                                                                                                       -------
Adjusted operating cash flow...........................................................               $129,874
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

Dividend Policy

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Pegasus Media & Communications' and Golden Sky Systems' credit facilities and publicly held debt securities restrict it from paying dividends to Pegasus. In addition, Pegasus' ability to pay dividends and to incur indebtedness are subject to certain restrictions contained in Pegasus' publicly held debt securities, in the terms of Pegasus' Series A and Series C preferred stock and by Pegasus Media & Communications' and Golden Sky's credit facilities and publicly held debt securities.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999 and SFAS No. 138 in June 2000, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101B has deferred the timing of the adoption of the requirements until the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

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

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility and a $275.0 million senior term credit facility. As of June 30, 2000, stand-by-letters of credit amounting to $38.2 million were issued pursuant to its $225.0 million revolving credit facility and $275.0 million was outstanding under its $275.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2001, with the balance due at maturity. Interest on the credit facility is calculated at either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit facility expires in October 2004 and the term credit facility expires in April 2005.

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

         Golden Sky Systems maintains a $115.0 million senior, reducing revolving credit facility and a $35.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2002, with the balance due at maturity. As of June 30, 2000, $17.0 million was outstanding and stand-by letters of credit amounting to $35.9 million were issued under its $115.0 million revolving credit facility. As of June 30, 2000, $35.0 million was outstanding under its $35.0 million term credit facility. Interest on the credit facilities is calculated at either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit and term facilities expire in September 2005 and December 2005, respectively.

         As of June 30, 2000, Pegasus estimated the fair value of its debt and preferred stock to be approximately $1.16 billion and $427.9 million respectively, using quoted market prices. The market risk associated with Pegasus' debt and preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of Pegasus' debt and preferred stock to approximately $1.18 billion and $455.5 million, respectively.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation. We hereby incorporate by reference the disclosure relating to "DIRECTV/NRTC Litigation" set forth under "Item 3: Legal Proceedings" on pages 25 and 26 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999. The last paragraph of this disclosure is deleted and replaced in its entirety by the paragraphs set forth below. To the extent the disclosure set forth below supersedes or updates other disclosure under "Item 3: Legal Proceedings," such disclosure is hereby deemed to be modified, superseded and/or updated.

         On February 10, 2000, we and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

         The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative could have a material adverse effect on our direct broadcast satellite business.

         Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 6, 2000, Pegasus issued an aggregate of 10,000 shares of its Class A Common Stock upon the exercise of a warrant previously issued in connection with an acquisition. Upon exercise of the warrant, Pegasus received approximately $121,326 in cash, which was the amount of the exercise price (as adjusted for Pegasus' May 2000 stock dividend) specified in the original warrant. In issuing these shares, Pegasus relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 2, 2000, Pegasus held its annual meeting of stockholders. At this meeting, Marshall W. Pagon, Ted S. Lodge, Robert F. Benbow, William P. Collatos, Harry F. Hopper III, James J. McEntee, III, Mary C. Metzger, William
P. Phoenix, Riordon B. Smith, and Robert N. Verdecchio were reelected to Pegasus' Board of Directors. In such election, the following votes were cast for each director:

                                            Withheld
                           For              Authority                  Abstain

Pagon                      58,793,861       394,475                    0
Lodge                      59,062,051       126,285                    0
Benbow                     59,062,051       126,285                    0
Collatos                   59,062,051       126,285                    0
Hopper                     59,062,051       126,285                    0
McEntee                    59,062,051       126,285                    0
Metzger                    59,062,051       126,285                    0
Phoenix                    59,061,851       126,485                    0
Smith                      59,062,051       126,285                    0
Verdecchio                 59,062,051       126,285                    0

         In addition to the election of directors, stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for Pegasus for the current fiscal year. With respect to this proposal, 59,174,845 votes were cast in favor, 27 votes were cast against ratification and 13,464 votes were held in abstention.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      Exhibit 27.1         Financial Data Schedule.

(b)  Reports on Form 8-K

         On May 19, 2000, Pegasus filed a Current Report on Form 8-K dated May 5, 2000 reporting under Item 5 the following events (i) the merger (the "Merger") of Golden Sky Holdings, Inc. into a wholly-owned subsidiary of Pegasus on May 5, 2000, which resulted in Golden Sky becoming a wholly-owned subsidiary of Pegasus, (ii) the issuance of 12,180,290 shares of Pegasus' Class A Common Stock to the former stockholders of Golden Sky, and (iii) the election of three directors to Pegasus' Board of Directors as the designees of certain of Golden Sky's former stockholders and Marshall W. Pagon pursuant to the terms of an amended voting agreement, which was amended at the time of the Merger.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Pegasus Communications Corporation



August 3, 2001              By: /s/ Kasin Smith
--------------              --------------------
Date                        Kasin Smith
                            Chief Financial Officer, Treasurer and Executive
                            Vice President of Finance and Information Technology
                            (Principal Financial and Accounting Officer)

Exhibit 27.1  Financial Data Schedule, as restated

Pegasus Communications Corporation
Second Quarter 2000 Form 10-Q


         This schedule contains summary financial information extracted from the consolidated balance sheet of Pegasus Communication Corporation as of June 30, 2000 (unaudited) and the related consolidated statements of operations for the three and six months ended June 30, 2000 (unaudited). This information is qualified in its entirety by reference to such financial statements.

                                  (Dollars in thousands, except per share data)
         Multiplier                                                      1                                    1
         Currency                                             U.S. Dollars                         U.S. Dollars
         Period - Type                                            3 Months                             6 Months
         Fiscal Year End                                 December 31, 2000                    December 31, 2000
         Period- End                                         June 30, 2000                        June 30, 2000
         Cash                                                      250,257                              250,257
         Securities                                                      0                                    0
         Receivables                                                46,782                               46,782
         Allowances                                                  2,888                                2,888
         Inventory                                                  20,922                               20,922
         Current Assets                                            343,707                              343,707
         PP&E                                                      113,132                              113,132
         Depreciation                                               41,554                               41,554
         Total Assets                                            2,593,121                            2,593,121
         Current Liabilities                                       143,811                              143,811
         Bonds                                                     767,637                              767,637
         Preferred - Mandatory                                     481,064                              481,064
         Preferred                                                     904                                  904
         Common                                                        544                                  544
         Other - SE                                                618,632                              618,632
         Total Liabilities and Equity                            2,593,121                            2,593,121
         Sales                                                     143,683                              247,678
         Total Revenues                                            143,683                              247,678
         CGS                                                             0                                    0
         Total Costs                                               183,748                              310,376
         Other Expenses                                             (3,506)                              (6,816)
         Loss - Provision                                                0                                    0
         Interest Expense                                           30,756                               52,003
         Income Pretax                                             (67,315)                            (107,885)
         Income Tax                                                (25,485)                             (25,485)
         Income Continuing                                         (41,830)                             (82,400)
         Discontinued                                                  101                                  405
         Extraordinary                                                   0                               (5,754)
         Changes                                                         0                                    0
         Net Income                                                (41,729)                             (87,749)
         EPS - Primary                                               (1.06)                               (2.42)
         EPS - Diluted                                               (1.06)                               (2.42)