Form 10-Q
period 2001-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2001-08-14
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2001
                                        -------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-32383

                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Delaware                                           23-3070336
         --------                                      ----------------------
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
Yes   X    No
     ---      ---


         Number of shares of each class of the Registrant's common stock outstanding as of August 3, 2001:

                  Class A, Common Stock, $0.01 par value             47,054,355
                  Class B, Common Stock, $0.01 par value              9,163,800
                  Non-Voting, Common Stock, $0.01 par value                   -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2001


                                                                            Page
                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
              June 30, 2001 and December 31, 2000                              4

            Consolidated Statements of Operations and Comprehensive Loss
              Three months ended June 30, 2001 and 2000                        5

            Consolidated Statements of Operations and Comprehensive Loss
              Six months ended June 30, 2001 and 2000                          6

            Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 2001 and 2000                          7

            Notes to Consolidated Financial Statements                         8


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   15

Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                                     20


                         PART II. OTHER INFORMATION


Item 1.     Legal Proceedings                                                 21

Item 4.     Submission of Matters to a Vote of Security Holders               21

Item 6.     Exhibits and Reports on Form 8-K                                  21

Signature                                                                     22

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       Pegasus Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                June 30,   December 31,
                                                                                  2001         2000
                                                                               ----------   ----------
                                              ASSETS                                 (unaudited)

Current  assets:
     Cash and cash equivalents                                                 $   63,739   $  214,361
     Restricted cash                                                               24,535        9,071
     Accounts receivable, net                                                      46,235       57,643
     Inventory                                                                     19,215       16,854
     Prepaid expenses                                                              14,316       12,778
     Other current assets                                                           5,515        4,967
                                                                               ----------   ----------
       Total current assets                                                       173,555      315,674

Property and equipment, net                                                        78,610       64,609
Intangible assets, net                                                          1,921,394    2,036,208
Investment in affiliates                                                          130,581      116,364
Other non-current assets                                                           76,486       72,531
                                                                               ----------   ----------

     Total assets                                                              $2,380,626   $2,605,386
                                                                               ==========   ==========

                     LIABILITIES, REDEEMABLE PREFERRED STOCKS AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $    9,883   $   10,891
     Taxes payable                                                                   --         29,620
     Accounts payable                                                              13,892        9,782
     Accrued programming, fees and commissions                                    117,396      104,627
     Other current liabilities                                                     50,216       66,401
                                                                               ----------   ----------
       Total current liabilities                                                  191,387      221,321

Long-term debt                                                                  1,173,486    1,171,967
Deferred income taxes, net                                                         75,484      145,912
Other non-current liabilities                                                      42,212       40,198
                                                                               ----------   ----------
      Total liabilities                                                         1,482,569    1,579,398
                                                                               ----------   ----------

Commitments and contingent liabilities  (see Note 12)

Minority interest                                                                   1,030          911

Redeemable preferred stocks                                                       501,737      490,646

Stockholders' equity:
     Common stock                                                                     558          551
     Other stockholders' equity                                                   394,732      533,880
                                                                               ----------   ----------
       Total stockholders' equity                                                 395,290      534,431
                                                                               ----------   ----------

     Total liabilities, redeemable preferred stocks and stockholders' equity   $2,380,626   $2,605,386
                                                                               ==========   ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                                           Three Months Ended June 30,
                                                                               2001         2000
                                                                             ---------    ---------
                                                                                  (unaudited)
Net revenues:
     DBS                                                                     $ 206,015    $ 134,411
     Other                                                                       9,337        9,272
                                                                             ---------    ---------
       Total net revenues                                                      215,352      143,683

Operating expenses:
     DBS
        Programming, technical, general and administrative                     148,709       94,149
        Marketing and selling                                                   44,750       31,160
        Depreciation and amortization                                           63,250       44,045
        Other                                                                      450          787
     Other
        Programming, technical, general and administrative                       8,670        6,083
        Marketing and selling                                                    5,070        2,042
        Depreciation and amortization                                            1,307        1,217
        Other                                                                      157           31

     Corporate expenses                                                          3,204        1,588
     Corporate depreciation and amortization                                       436          393
     Development costs                                                           1,379          742
     Other expense, net                                                          6,095        1,511
                                                                             ---------    ---------

       Loss from operations                                                    (68,125)     (40,065)

Interest expense                                                               (34,876)     (30,756)
Interest income                                                                  1,353        4,052
Other non-operating expense, net                                                   (39)        (447)
                                                                             ---------    ---------

     Loss from continuing operations before equity in affiliates,
       income taxes and extraordinary item                                    (101,687)     (67,216)

Equity in earnings (losses) of affiliates                                        6,100          (99)
Benefit for income taxes                                                       (33,783)     (25,485)
                                                                             ---------    ---------

     Loss from continuing operations before
       extraordinary item                                                      (61,804)     (41,830)
Discontinued operations:
     Income from operations of cable segment, net of income
       tax expense of $62                                                         --            101
                                                                             ---------    ---------

     Loss before extraordinary item                                            (61,804)     (41,729)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604                                                              (986)        --
                                                                             ---------    ---------

     Net loss                                                                  (62,790)     (41,729)

Other comprehensive income:
     Unrealized gain on marketable equity securities, net of income tax
       expense of $1,528                                                         2,493         --
                                                                             ---------    ---------

     Comprehensive loss                                                      $ (60,297)   $ (41,729)
                                                                             =========    =========


Basic and diluted per common share amounts:
     Loss from continuing operations before extraordinary items, including $10,421 and $10,175, respectively, representing
       accrued and deemed preferred stock dividends and accretion            $   (1.29)   $   (1.06)
                                                                             ---------    ---------
     Loss before extraordinary items, including accrued and deemed
       preferred stock dividends and accretion                                   (1.29)       (1.06)
     Extraordinary loss                                                          (0.02)        --
                                                                             ---------    ---------
     Net loss applicable to common shares                                    $   (1.31)   $   (1.06)
                                                                             =========    =========

     Weighted average number of common shares outstanding                       55,679       48,978
                                                                             =========    =========


           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                                              Six Months Ended June 30,
                                                                                   2001         2000
                                                                                ---------    ---------
                                                                                     (unaudited)
Net revenues:
     DBS                                                                        $ 411,853    $ 230,268
     Other                                                                         16,983       17,410
                                                                                ---------    ---------
       Total net revenues                                                         428,836      247,678

Operating expenses:
     DBS
        Programming, technical, general and administrative                        294,936      162,007
        Marketing and selling                                                      98,742       56,569
        Depreciation and amortization                                             126,004       64,319
        Other                                                                         975        1,187
     Other
        Programming, technical, general and administrative                         17,125       12,046
        Marketing and selling                                                       6,952        3,911
        Depreciation and amortization                                               2,680        2,542
        Other                                                                         283           46
     Corporate expenses                                                             5,841        3,448
     Corporate depreciation and amortization                                          830          756
     Development costs                                                              2,641        1,169
     Other expense, net                                                            14,431        2,376
                                                                                ---------    ---------

       Loss from operations                                                      (142,604)     (62,698)

Interest expense                                                                  (69,207)     (52,003)
Interest income                                                                     4,061        7,478
Other non-operating expense, net                                                   (3,690)        (447)
                                                                                ---------    ---------

     Loss from continuing operations before equity in affiliates,
       income taxes and extraordinary item                                       (211,440)    (107,670)

Equity in earnings (losses) of affiliates                                          14,101         (215)
Benefit for income taxes                                                          (69,278)     (25,485)
                                                                                ---------    ---------

     Loss from continuing operations before
       extraordinary item                                                        (128,061)     (82,400)
Discontinued operations:
     Income from operations of cable segment, net of income
       tax expense of $249                                                           --            405
                                                                                ---------    ---------

     Loss before extraordinary item                                              (128,061)     (81,995)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604 and $3,526                                                      (986)      (5,754)
                                                                                ---------    ---------

     Net loss                                                                    (129,047)     (87,749)

Other comprehensive loss:
     Unrealized loss on marketable equity securities, net of income tax
        benefit of $3,137                                                          (5,118)        --
                                                                                ---------    ---------

     Comprehensive loss                                                         $(134,165)   $ (87,749)
                                                                                =========    =========


Basic and diluted per common share amounts:
     Loss from continuing operations before extraordinary items, including $20,841 and $20,493, respectively, representing
       accrued and deemed preferred stock dividends and accretion               $   (2.68)   $   (2.30)
     Income from discontinued operations                                             --           0.01
                                                                                ---------    ---------
     Loss before extraordinary items, including accrued and deemed
       preferred stock dividends and accretion                                      (2.68)       (2.29)
     Extraordinary loss                                                             (0.02)       (0.13)
                                                                                ---------    ---------
     Net loss applicable to common shares                                       $   (2.70)   $   (2.42)
                                                                                =========    =========

     Weighted average number of common shares outstanding                          55,503       44,739
                                                                                =========    =========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Six Months Ended June 30,
                                                                   2001         2000
                                                                ---------    ---------
                                                                     (unaudited)

Cash flows from operating activities:
    Net cash used for operating activities                      $ (96,699)   $ (28,740)
                                                                ---------    ---------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                            (889)     (36,039)
       Capital expenditures                                       (20,899)     (27,342)
       Purchases of intangible assets                              (6,970)     (20,750)
       Investment in affiliates                                      --        (14,506)
       Other                                                       (1,465)      (1,149)
                                                                ---------    ---------
    Net cash used for investing activities                        (30,223)     (99,786)
                                                                ---------    ---------

Cash flows from financing activities:
       Proceeds from long-term debt                                  --          8,750
       Repayments of long-term debt                                (6,852)     (13,526)
       Net (repayments) borrowings on bank credit facilities       (1,375)      62,800
       Restricted cash, net of cash acquired                      (15,464)      (2,381)
       Debt financing costs                                        (1,672)      (9,717)
       Net proceeds from issuance of Series C preferred stock        --        290,449
       Other                                                        1,663        1,955
                                                                ---------    ---------

    Net cash (used for) provided by financing activities          (23,700)     338,330
                                                                ---------    ---------

Net (decrease) increase in cash and cash equivalents             (150,622)     209,804
Cash and cash equivalents, beginning of year                      214,361       40,453
                                                                ---------    ---------

Cash and cash equivalents, end of period                        $  63,739    $ 250,257
                                                                =========    =========


           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

         On February 22, 2001, Pegasus Communications Corporation ("PCC", and together with its subsidiaries, "the Company") undertook a corporate reorganization. A new publicly held parent holding company was formed that assumed the name Pegasus Communications Corporation. The former parent holding company previously known as Pegasus Communications Corporation was renamed Pegasus Satellite Communications, Inc. ("PSC") and became a direct subsidiary of the new parent holding company. In the reorganization, the ownership interests and rights of PSC's common and preferred stockholders were automatically transferred into common and preferred stocks of PCC. The common and preferred stocks of PCC were identical in all terms, conditions and amounts outstanding as the common and preferred stocks of PSC outstanding at the date of the reorganization. Prior to the reorganization, Pegasus Development Corporation ("PDC") was a direct subsidiary of PSC. In the reorganization, PSC distributed PDC to PCC and PDC became a direct subsidiary of PCC.

2.   Basis of Presentation

         The financial statements include the accounts of PCC and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis.

         PCC is the successor to the former Pegasus Communications Corporation that is now named Pegasus Satellite Communications, Inc. The annual report on Form 10-K filed for PSC for the year ended December 31, 2000 and all Form 10-K's and quarterly reports on Form 10-Q previously filed under the name of Pegasus Communications Corporation also pertain to the present PCC. The amounts on the balance sheet as of December 31, 2000 were derived from the audited balance sheet of PSC as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in PSC's Annual Report on Form 10-K for the year ended December 31, 2000. All footnotes contained in PSC's Form 10-K for the year ended December 31, 2000 apply to PCC, unless otherwise specified herein, and, accordingly, those footnotes are not repeated herein. The amounts on the statement of operations and comprehensive loss for the three and six months ended June 30, 2000 and statement of cash flows for the six months ended June 30, 2000 herein were obtained from the consolidated financial statements of Pegasus Communications Corporation filed for the period ended June 30, 2000.

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The number of shares of Class A common stock at June 30, 2001 was 46,667,059 issued and 46,663,170 outstanding and at December 31, 2000 was 45,957,464 issued and 45,942,227 outstanding. The number of shares issued and outstanding for Class B common stock at each of these dates was 9,163,800. No shares were outstanding for Nonvoting common stock at either of these dates.

         Class A shares issued during the six months ended June 30, 2001 were:
468,951 as payment of dividends on preferred stocks; 109,609 for exercises of warrants and options; 137,252 for employee benefit and award plans; and 5,131 in the acquisition of subscribers. No dividends were declared or paid for common stocks during the six months ended June 30, 2001.

4.   Other Stockholders' Equity

         Within other stockholders' equity is accumulated other comprehensive loss, net of income tax, representing the cumulative unrealized loss on marketable equity securities held by the Company through June 30, 2001. Balances were $17.1 million, net of income tax benefit of $10.5 million, at June 30, 2001 and $12.0 million, net of income tax benefit of $7.3 million, at December 31, 2000.

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

         Concurrent with the reorganization, PSC issued a new 12-3/4% Series A cumulative exchangeable preferred stock in exchange for PCC's 12-3/4% Series A cumulative exchangeable preferred stock that PCC issued in the reorganization. The terms, conditions and amounts outstanding of PSC's new Series A preferred stock were identical to PCC's Series A preferred stock that it was exchanged for and PSC's Series A preferred stock outstanding just prior to the reorganization. PCC's Series A preferred stock surrendered in the exchange was cancelled.

         The carrying amount of redeemable preferred stocks at June 30, 2001 of $501.7 million consisted of $329.3 million for PCC preferred stocks and $172.4 million for PSC preferred stock. At December 31, 2000, the total carrying amount of redeemable preferred stocks of $490.6 million was for PSC. The increase in the carrying amount from December 31, 2000 to June 30, 2001 was substantially due to accrued dividends.

         The number of shares of preferred stock issued and outstanding at June 30, 2001 and December 31, 2000, respectively was: 162,587 and 152,844 for Series A; 5,707 for Series B; 3.0 million of Series C; 22,500 for Series D; and 10,000 for Series E. The increase in the number of shares of Series A resulted from the semi-annual dividend on Series A of $9.7 million paid in January 2001 with shares of Series A preferred stock. A semi-annual dividend on Series A of $10.4 million was paid in July 2001 with 10,365 shares of Series A preferred stock. Annual dividends on Series D and E of $900,000 and $400,000, respectively, were paid in January 2001 with 27,594 and 12,445, respectively, shares of Class A common stock. A semi-annual dividend on Series B of $28,500 was paid in July 2001 with cash. In 2001 through June 30, quarterly dividends on Series C totaling $9.8 million were paid with 428,912 shares of Class A common stock. A quarterly dividend on Series C of $4.9 million was paid in July 2001 with 313,659 shares of Class A common stock.

6.   Long-Term Debt

         In the corporate reorganization discussed in Note 1, PSC continued to be obligated under debt securities and agreements after the reorganization that were outstanding at the date of the reorganization, which are the same that existed at December 31, 2000.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         In the second quarter 2001, PSC issued $195.0 million principal amount of 12-3/8% senior notes due August 2006 in exchange for all of the outstanding $195.0 million principal amount of 12-3/8% senior subordinated notes due August 2006 of Golden Sky Systems, Inc. ("GSS"). Also in the second quarter 2001, PSC issued $193.1 million maturity value of 13-1/2% senior subordinated discount notes due March 2007 in exchange for all of the outstanding $193.1 million maturity value of 13-1/2% senior discount notes due March 2007 of Golden Sky DBS, Inc. ("GSDBS"). The GSS and GSDBS notes exchanged were cancelled. The PSC senior subordinated discount notes were initially recorded at a discounted amount of $134.9 million, which equaled the carrying amount of the GSDBS' senior discount notes at the settlement date of the exchange. The discount of $58.2 million from the maturity value on the new PSC senior subordinated discount notes will be amortized to interest expense over the remaining term of the new discount notes. Consent fees of $1.6 million incurred in the exchange offers to amend the GSS and GSDBS note indentures were recorded as deferred financing costs. Other costs incurred in the exchanges, which principally consisted of dealer manager, accounting and legal fees, were expensed as incurred. Aggregate unamortized deferred financing costs of $9.5 million associated with the GSS and GSDBS notes exchanged, including the consent fees incurred in the exchanges, were transferred to the new PSC notes relative to the respective GSS and GSDBS notes that they were exchanged for and will be amortized over the remaining terms of the new PSC notes to which they apply. This treatment was applied because the consolidated debt and related interest of PCC did not change as a result of the note exchanges and the holders of the new PSC notes were the same as the holders of the respective GSS and GSDBS notes exchanged.

         Interest on the new PSC 12-3/8% senior notes is payable semiannually on August 1 and February 1 of each year, commencing August 1, 2001. These notes are unsecured senior obligations. They rank senior to subordinated indebtedness of PSC and rank equally in right of payment with other senior indebtedness of PSC. The new notes rank junior to indebtedness of PSC's subsidiaries, even their subordinated indebtedness. PSC has the option to redeem the notes commencing August 1, 2003 at prices specified in the indenture for these notes. Subject to certain exceptions described in the indenture, PSC must offer to repurchase the new notes if certain assets of PSC or its restricted subsidiaries are sold or if changes in control specified in the indenture occur with respect to PSC, its subsidiaries or PCC. The indenture for these notes restrict PSC's and its subsidiaries' ability to sell assets, make certain payments, including dividends, incur indebtedness and create liens, sell certain preferred securities, engage in certain transactions with affiliates, issue certain equity securities, and merge or consolidate.

         Cash interest on the new PSC 13-1/2% senior subordinated discount notes does not accrue until March 1, 2004. Thereafter, cash interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 2004. These notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of PSC and they rank junior to the indebtedness of PSC's subsidiaries. PSC has the option to redeem the notes commencing March 1, 2004 at prices specified in the indenture for these notes. Subject to certain exceptions described in the indenture, PSC must offer to repurchase the new notes if certain assets of PSC or its restricted subsidiaries are sold or if changes in control specified in the indenture occur with respect to PSC, its subsidiaries or PCC. The indenture for these notes restrict PSC's and its subsidiaries' ability to sell assets, make certain payments, including dividends, incur indebtedness and create liens, sell certain preferred securities, engage in certain transactions with affiliates, issue certain equity securities, and merge or consolidate.

         In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of the GSS credit agreement aggregating $72.0 million were repaid and the credit agreement was terminated. Unamortized deferred financing costs associated with the credit agreement were written off and were reported as an extraordinary loss from extinguishment of debt on the statement of operations and comprehensive loss in the amount of $986,000, net of an income tax benefit of $604,000. The principal amounts outstanding under the GSS credit agreement were repaid with cash on hand of $32.0 million and $40.0 million obtained from the revolving credit facility of Pegasus Media & Communications, Inc. ("PM&C"). All of the letters of credit outstanding under GSS' revolving credit facility were cancelled and new letters of credit were issued for $15.3 million pursuant to PM&C's revolving credit facility and $14.0 million by a letter of credit for the account of PSC that is collateralized by a like amount of its cash. Accordingly, $14.0 million is reported as restricted cash on the balance sheet at June 30, 2001.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         During the three months ended June 30, 2001, PM&C borrowed $40.0 million under its revolving credit facility. The total principal amount outstanding under the revolving credit facility was $107.0 million at June 30, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $49.2 million at June 30, 2001 and $40.4 million at December 31, 2000. At June 30, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $213.8 million. Availability under the revolving credit facility at June 30, 2001 was $57.4 million. Beginning March 31, 2001, PM&C began making scheduled quarterly payments of $687,500 on its term loan facility that have reduced the amount outstanding thereunder to $273.6 million at June 30, 2001. The weighted average rates of interest including applicable margins on principal amounts outstanding under PM&C's credit agreement at June 30, 2001 and December 31, 2000 were 7.31% and 10.19%, respectively, for the term facility and 6.20% and 10.11%, respectively, for the revolving facility.
         The PM&C credit agreement contained an option under which PM&C could avail itself of $200.0 million in additional term loans through June 30, 2001. This option has been extended to December 31, 2001.

7.    Per Common Share Amounts

         Within each respective period presented on the statement of operations and comprehensive loss, basic and diluted per common share amounts were the same because all potential common stock items were antidilutive and excluded from the computation. The amount of potential common stock items excluded from the computation was 11,025,841 and 11,008,499 at June 30, 2001 and December 31, 2000, respectively.

8.    Industry Segments

         At June 30, 2001 and December 31, 2000, the Company's only reportable segment was DBS. Information on DBS' revenue and measure of profit/loss and how this contributes to the Company's consolidated loss from continuing operations before income taxes for each period reported is as presented on the consolidated statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $2.0 billion at June 30, 2001, which did not change significantly from the total assets at December 31, 2000.

9.       Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                     2001             2000
                                                                                 --------------   --------------
Preferred stock dividends accrued and deemed and accretion on preferred
  stock with reduction of paid-in capital.....................................         $20,841          $20,493
Payment of Series A preferred stock dividends with Series A preferred stock...           9,744            8,611
Payment of other preferred stock dividends with Class A common stock..........          11,050            5,256
Barter revenue and related expense............................................           3,410            3,558
Common stock issued for employee benefit and award plans......................           2,971              972
Net unrealized loss on marketable securities, net of related deferred taxes...           5,118                -
Capital issued and related investment in affiliates...........................               -           97,555
Capital issued and related acquisition of intangibles.........................               -          693,582
Deferred taxes, net and related acquisition of intangibles....................               -          259,062
Notes payable and related acquisition of intangibles..........................               -          379,773
Mortgage payable and related purchase of building.............................               -            8,750

10.   Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The fair values of swaps and caps held by the Company are determined by the financial institutions that are party to the contracts and the fair values are determined by the amount that the Company or other parties to the contracts would pay if the contracts were terminated at a specified point in time. No cash is transferred in determining the termination values. The Company did not designate these instruments as hedges upon adopting SFAS 133. Accordingly, the changes in the fair values of these instruments are recognized in earnings in the period of change.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         On January 1, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The net cumulative effect on January 1, 2001 of adopting SFAS 133 was the recording of a liability and a charge to earnings of approximately $1.0 million, net of tax of approximately $600,000.

11.    Income Taxes

         The Company's effective federal income tax rate for continuing operations for the six months ended June 30, 2001 was 34.3% compared to the statutory federal income tax rate of 35.0%. The effective federal income tax rate for continuing operations for the year ended December 31, 2000 was 32.3%. The Company's effective federal income tax rate varies with the changes in the Company's net deferred income tax position. The current year's rate principally reflects more of the effects of deferred income tax assets associated with increased cumulative net operating loss carryforwards available for income tax purposes in 2001 than were able to be used in 2000.

12.   Commitments and Contingent Liabilities

Legal Matters

DIRECTV Litigation:

         National Rural Telecommunications Cooperative

         PCC through its indirect DBS subsidiaries, including Pegasus Satellite Television, Inc. ("PST"), is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"), which participates through agreements in the NRTC's direct broadcast satellite program. On May 5, 2000, PCC acquired GSS, another affiliate of the NRTC. On June 29, 2001, GSS became an indirect subsidiary of PST.

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV, Inc. ("DIRECTV") seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the Company's agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal. If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the Company's DIRECTV rights.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

         Both of the NRTC's lawsuits against DIRECTV have been consolidated for discovery and pre-trial purposes. A trial date of August 13, 2002 has been set, although at this stage it is not clear which of the lawsuits will be tried on that date.

         Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with PST's and GSS' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: (i) a declaratory judgement that PST and GSS have no right of first refusal in their agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. PST's and GSS' motion to dismiss the counterclaims were denied on May 8, 2001. On July 2, 2001, DIRECTV filed under seal a summary judgment motion on its term claim, which motion is currently scheduled to be heard on August 27, 2001.

         On May 21, 2001, PST, GSS and the class members moved to amend their complaints to add certain additional claims against DIRECTV relating to, among other things, DIRECTV's provision of advanced services. The court granted this motion on June 19, 2001. DIRECTV filed its answer to the second amended complaint on July 20, 2001.

         On June 22, 2001, DIRECTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV and PST and GSS. Pursuant to the terms of that agreement, the parties agreed upon arrangements relating to the marketing activities of DIRECTV retailers and distributors in PST's and GSS' territories. DIRECTV alleges that PST and GSS have not made certain payments due under the agreement. Prior to the filing of DIRECTV's complaint, PST and GSS asserted in correspondence to DIRECTV that DIRECTV was in breach of the agreement in numerous respects. PST and GSS advised DIRECTV that unless the breaches were cured, PST and GSS would exercise their termination rights under the agreement. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross-complaint against DIRECTV alleging, among other things, that (i) DIRECTV has breached the seamless marketing agreement, and (ii) DIRECTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. On July 19, 2001, PST and GSS removed the case from state to federal court. PST and GSS are informed that DIRECTV may attempt to remove the case back to state court. Pursuant to the terms of the Seamless Consumer Agreement dated August 9, 2000, as amended, between DIRECTV, on the one hand, and PST and GSS, on the other hand, either party is entitled to terminate the Seamless Consumer Agreement upon written notice provided within the 90 day period following the termination of the Seamless Marketing Agreement. The Seamless Consumer Agreement enables the Company to provide its subscribers with premium services HBO, Showtime, Cinemax and The Movie Channel, as well as certain other programming pending the outcome of the DIRECTV litigation.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Patent Infringement Lawsuit:

         On December 4, 2000, Pegasus Development Corporation ("PDC"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("PMC"), filed a patent infringement lawsuit in the United States District Court of Delaware against DIRECTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. PDC and PMC are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services and systems that fall within the scope of PMC's portfolio of patented media and communications technologies, of which PDC is an exclusive licensee within a field of use.

         The technologies covered by PDC's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes and used by DIRECTV to provide services to its subscribers. PCC is unable to predict the possible effects of this litigation on PCC's relationship with DIRECTV.

         Each of the defendants has filed answers to the patent infringement lawsuit denying all claims made by PMC and PDC. In addition, each of the defendants other than Phillips Electronics has requested a declaratory judgment seeking to have the patents PDC licensed from PMC declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DIRECTV has also filed a counterclaim against PDC alleging unfair competition under the Federal Lanham Act. In a separate counterclaim, DIRECTV has alleged that both PDC's and PMC's patent infringement lawsuit constitutes "abuse of process."

Other Matters:

         In addition to the matters discussed above, from time to time the Company is involved with claims that arise in the normal course of the Company's business. In the Company's opinion, the ultimate liability with respect to these claims will not have a material adverse effect on the Company's consolidated operations, cash flows or financial position.

13.  New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has not determined the impacts that this statement may have on it.

         Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. The Company has not determined the impacts that this statement may have on it.

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

General

         On February 22, 2001, we undertook a corporate reorganization. We formed a new publicly held parent holding company that assumed the name Pegasus Communications Corporation. The former parent holding company that was known as Pegasus Communications Corporation was renamed Pegasus Satellite Communications, Inc. In the reorganization, the ownership interests and rights of Pegasus Satellite Communications's common and preferred stockholders were automatically transferred into common and preferred stocks of Pegasus Communications Corporation. The common and preferred stocks of Pegasus Communications were identical in all terms, conditions and amounts outstanding as the common and preferred stocks of Pegasus Satellite Communications outstanding at the date of the reorganization. As a result of the reorganization, Pegasus Satellite Communications became a direct subsidiary of Pegasus Communications. Prior to the reorganization, Pegasus Development Corporation was a direct subsidiary of Pegasus Satellite Communications. In the reorganization, Pegasus Satellite Communications distributed Pegasus Development to Pegasus Communications and Pegasus Development became a direct subsidiary of Pegasus Communications.

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

Results of Operations


Comparison of Three Months and Six Months Ended June 30, 2001 and 2000

         In this section, amounts and changes specified are for the three and six months ended June 30, 2001 compared to the corresponding three and six months ended June 30, 2000, unless indicated otherwise.

         DBS Business

         Revenues increased $71.6 million to $206.0 million for the three months ended and increased $181.6 million to $411.9 million for the six months ended. These increases were principally due to a combination of an increase in the number of subscribers and higher average revenue per subscriber within each current year period. Additionally, the current year periods fully include the additional revenues that resulted from our acquisition of Golden Sky that took place in May 2000, whereas the prior year periods include only the respective incremental effects of the acquisition from the acquisition date. Subscribers were 1,460,700 at June 30, 2001 compared to 1,201,900 at June 30, 2000. This increase was principally due to internal growth. At June 30, 2001, we had exclusive DIRECTV distribution rights to 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to 19.5% at June 30, 2001 from 16.8% at June 30, 2000. Average revenue per subscriber was $47.60 and $48.04 for the three and six months ended June 30, 2001, respectively, compared to $43.11 and $43.28 for the three and six months ended June 30, 2000, respectively. The increases in the current year average revenue per subscriber amounts were primarily due to the incremental impact of the seamless consumer agreement we entered into with DIRECTV in August 2000. This arrangement enables us to directly provide certain premium programming from DIRECTV to our subscribers and earn the associated revenues.

         Because of the increased number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. We continue to believe that conditions exist for further subscriber growth through acquisitions. However, we cannot make any assurances that internal growth or growth through acquisitions will occur and when or as to the rate of that growth.

         Programming, technical, general and administrative expenses increased $54.6 million to $148.7 million for the three months ended and increased $132.9 million to $294.9 million for the six months ended. These increases were primarily due to the incremental costs incurred in providing service to an increased subscriber base. Our margins on revenue over programming, technical, general and administrative expenses were 27.8% and 28.4% for the three and six months ended June 30, 2001, respectively, compared to 30.0% for the three and six months ended June 30, 2000. The decreases in the current year margins were primarily caused by margins associated with the seamless consumer program being lower than the margins on our other programs and the greater weight this program has had in our programming mix subscribed to.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $13.6 million to $44.8 million for the three months ended and increased $42.2 million to $98.7 million for the six months ended. These increases were principally due to increased and expanded commissions and subsidies to our exclusive dealer network related to programs initiated in the second half of 2000. Also contributing to the increases were additional commissions related to the seamless marketing agreement entered into in August 2000. As a result, our subscriber acquisition costs per gross subscriber added through internal growth were $461 and $476 for the three and six months ended June 30, 2001, respectively, compared to $347 and $334 for the three and six months ended June 30, 2000, respectively.

         In July 2001, we terminated the seamless marketing agreement with DIRECTV, Inc. As a result, we will not be incurring the additional commissions and equipment subsidy costs that we had incurred under the agreement. We intend to adopt or have adopted substitute programs to incent activations in our exclusive DBS territories. Under these programs, we will incur costs for additional commissions and equipment subsidies. We cannot determine, at this time, whether the costs we will incur will be similar to our historical costs.

         Depreciation and amortization increased $19.2 million to $63.3 million for the three months ended and increased $61.7 million to $126.0 for the six months ended principally due to the amortization of DBS rights assets obtained in acquisitions since June 30, 2000. Additionally, the current year periods fully include the amortization on the DBS rights assets of approximately $1.0 billion recognized in the Golden Sky acquisition that took place in May 2000, whereas the prior year periods include only the respective incremental effects of the amortization from the acquisition date.

         Other Statement of Operations and Comprehensive Loss Items

         Other net revenues and other operating expenses are principally comprised of the revenues and operations of our broadcast and broadband businesses. The increases in the other operating expense categories are principally due to the expenses of the broadband business that was created in 2001 and launched in May 2001. The business has established an initial distribution and dealer network, and is continuing to develop further distribution and dealer relationships. As expected, the expenses of the broadband business have exceeded their revenues in each current year period reflecting start up costs in establishing the business infrastructure and marketing, selling and customer care network. Also, we have provided substantial equipment subsidies to make the equipment more affordable and attractive to users. We expect that this will be the circumstances for all of 2001 and at least for the next two years as we refine the payback period particular to and that is reasonable to expect in this business. The net operations of the broadcast business in the second quarter 2001 had slightly less of a loss than the first quarter 2001. This improvement was partially the result of cost management efforts we instituted and that we continue to expand and also due to second quarter revenues being greater than those in the first quarter. However, the net operations of the broadcast business in the current year periods had slightly more losses than the corresponding prior year periods primarily due to lower revenues. A general slow down in the overall economy has resulted in a reduction in advertising dollars being made available by advertisers. Broadcast industry sources report that the effects of the economy are negatively affecting advertising revenues within the industry on average more unfavorably than what we have experienced. Indications are that the softness in advertising revenues will continue into 2002. However, we cannot predict the further course of the economy and its impact on advertising revenues generally and specifically to us.

         Other expense, net within operating expenses of $6.1 million and $14.4 million for the three and six months ended June 30, 2001, respectively, primarily consist of costs associated with the ongoing DIRECTV litigation.

         Interest expense increased $4.1 million to $34.9 million for the three months ended and increased $17.2 million to $69.2 million for the six months ended. These increases were principally due to additional borrowings outstanding during the current year periods, offset in part by lower interest rates in the current year periods. Additionally, the current year periods fully include the impacts of debt outstanding for subsidiaries of Golden Sky, whereas the prior year periods include only the respective incremental effects of this debt from the date that Golden Sky was acquired.

         The income tax benefit on the loss from continuing operations increased by $8.3 million to $33.8 million for the three months ended, principally due to a larger amount of pretax loss in the current year period than in the corresponding prior year period. The income tax benefit on the loss from continuing operations increased by $43.8 million to $69.3 million for the six months ended. One cause for these increases was a larger amount of pretax loss in the current year periods than in the corresponding prior year periods. Also contributing to the increases were the deferred income tax liabilities of Golden Sky that enabled us to more fully recognize in the current year the income tax benefits associated with deferred income tax assets for net operating loss carryforwards. For the first three months of the prior year, we were in a net deferred income tax asset position that was fully reserved with a valuation allowance that reduced the amount of the benefits of income tax assets that could be recognized. As a result, the effective federal income tax rate was 23.6% for the six months ended 2000 compared to 34.3% for the six months ended 2001.

         Other non-operating expense for the six months ended June 30, 2001 of $3.7 million primarily consists of a net loss of $2.8 million for the recognition of and change in the fair values of our derivative instruments and fees of $1.0 million incurred in the note exchange offers between Pegasus Satellite Communications and subsidiaries of Golden Sky.

         Equity in earnings of affiliates for the three and six months ended June 30, 2001 primarily represent the gain on sales of certain licenses made by one of our affiliates that we have an investment in.

         We recognized an extraordinary loss on the extinguishment of debt of approximately $1.0 million, net of income tax benefit of $600,000. This was for the write off of unamortized deferred financing costs associated with amounts outstanding under Golden Sky Systems' credit agreement that were repaid in June 2001.

Liquidity and Capital Resources

         At June 30, 2001, we had cash and cash equivalents on hand of $63.7 million, excluding restricted cash. Our cash on hand decreased from the $214.4 million we had on hand at December 31, 2000. We utilized our cash on hand to the extent permissible to primarily meet working capital needs of our operating activities of $96.7 million, to fund capital expenditures of $20.9 million and to repay debt outstanding of $8.2 million. Additionally, we transferred $14.0 million to restricted cash as collateral for a letter of credit issued for the account of Pegasus Satellite Communications. Usage of our cash on hand has permitted us to minimize borrowings under our credit facilities and preclude the need to seek other sources of cash, thereby minimizing the incurrence of additional interest expense.

         Net cash used by operating activities was $96.7 million for the six months ended June 30, 2001 compared to $28.7 million for the corresponding prior year period. Cash interest paid in the current year period increased by $36.0 million to $67.1 million. We incurred $9.3 million more in DIRECTV litigation costs in the current year period. We incurred $8.9 million in expenses for the broadband business that we did not have in the prior year. Also contributing to the increased cash usage in the current year period were higher subscriber acquisition costs due to a greater number of subscriber additions and increased cost per subscriber, offset in part by increased DBS premarketing cash flows.

         In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of one of Golden Sky's subsidiaries aggregating $72.0 million were repaid and the related credit agreement was terminated. The principal amounts outstanding under the credit agreement were repaid with cash on hand of $32.0 million and $40.0 million obtained from the revolving credit facility of Pegasus Media & Communications. All of the letters of credit outstanding under the revolving credit facility were cancelled and new letters of credit were issued for $15.3 million pursuant to Pegasus Media & Communications' revolving credit facility and $14.0 million by a letter of credit for the account of Pegasus Satellite Communications that is collateralized by a like amount of its cash.

         At June 30, 2001, the commitment for the Pegasus Media & Communications' revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $213.8 million. Availability under the revolving credit facility at June 30, 2001 was $57.4 million. The Pegasus Media & Communications' credit agreement contained an option under which Pegasus Media & Communications could avail itself of $200.0 million in additional term loans through June 30, 2001. This option has been extended to December 31, 2001.

         In the second quarter 2001, Pegasus Satellite Communications separately issued two series of new notes in exchange for outstanding notes of subsidiaries of Golden Sky. These exchanges did not change the amount of consolidated debt outstanding for us nor the amount of interest expense to be incurred or cash interest to be paid by us in the future. This is because the maturity dates, rates of interest and amounts outstanding of the new notes were the same as those of the notes exchanged.

         DBS pre-marketing cash flow was $116.9 million for the six months ended June 30, 2001 compared to $68.3 million for the corresponding prior year period, and location cash flow was $18.2 million for the six months ended June 30, 2001 compared to $11.7 million for the corresponding prior year period. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and
         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         We launched our new broadband business in May 2001. This service offers two-way Internet access via satellite principally to rural and underserved areas. Because of our previous success in introducing DBS services to rural and underserved areas, we believe that we are well situated to introduce this new service to these areas, though we cannot assure you that we will be successful. Unlike our DBS business that is geographically constrained, we may offer the broadband service to all of North America. We estimate our aggregate operational and net capital requirements to vary between $20.0 million and $30.0 million in 2001 depending upon the number of subscribers we enroll. We expect that subscriber acquisition costs for the broadband service will include substantial equipment subsidies to make the equipment more affordable and attractive to users. This will initially have a negative impact on margins and the pay back period in recovering our costs. For 2001, we expect that the broadband operations will be a net user of cash, and that the funding of operational and capital requirements in excess of cash from operations will be provided from other capital resources available to us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure continues to be interest rate risk. Our primary exposure is variable rates of interest associated with borrowings under our credit facilities. The amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the six months ended June 30, 2001.

         Market variable interest rates continue to decline during 2001. Our weighted average variable rates of interest including applicable margins on amounts outstanding at June 30, 2001 and December 31, 2000 were 7.31% and 10.19%, respectively, for the term facility and 6.20% and 10.11%, respectively, for the revolving facility under Pegasus Media & Communications' credit agreement. We repaid all principal amounts outstanding under Golden Sky Systems' term loan and revolving credit facilities and terminated the credit agreement in June 2001.

         Scheduled periodic settlements on our interest rate swaps and caps to date in 2001 net to $274,000 in cash to us. In 2001, we have recorded a net charge to earnings of $2.8 million for unfavorable changes in the fair market values of the swaps and caps. We were not required to pay any cash for the unfavorable fair market positions of these instruments. Changes, if any, in the fair market values of our fixed rate debt and redeemable preferred stocks and other financial instruments did not impact us.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and the litigation relating to the patent infringement lawsuit brought by our subsidiary Pegasus Development Corporation and by Personalized Media Communications, L.L.C., we incorporate by reference herein the disclosure relating to these matters which is reported under Note 12 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under
Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, in Pegasus Satellite Communications, Inc.'s Current Report on Form 8-K filed on February 8, 2001 and in our Current Reports on Form 8-K filed on March 19, 2001, June 26, 2001 and July 17, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 2001, we held an annual meeting of stockholders. The results of that meeting have been previously reported and reference is made to
Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank.

(b)         Reports on Form 8-K

         On March 19, 2001, we filed a Current Report on Form 8-K dated March 9, 2001 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc.

         On June 26, 2001, we filed a Current Report on Form 8-K dated June 22, 2001 reporting under Item 5 that DIRECTV had brought suit against us for breach of contract and common counts pertaining to the Seamless Marketing Agreement dated August 9, 2000.

         On July 6, 2001, we filed a Current Report on Form 8-K dated June 29, 2001 reporting under Item 5 the contribution of all of the capital stock of a subsidiary, Golden Sky Holdings, Inc. into another subsidiary, Pegasus Media & Communications, Inc.

         On July 17, 2001, we filed a Current Report on Form 8-K dated June 19, 2001 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc. as well as certain developments in the litigation relating to the Seamless Marketing Agreement.

         On August 8, 2001, we filed a Current Report on Form 8-K dated August 2, 2001 reporting under Item 5 that the Federal Communications Commission awarded Pegasus Development Corporation, one of our wholly-owned subsidiaries, a license to launch and operate satellites transmitting in the Ka-band.

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Communications Corporation



August 14, 2001                     By: /s/  Kasin Smith
------------------------            -------------------------
        Date                        Kasin Smith

                                    Chief Financial Officer, Treasurer and
                                    Executive Vice President of Finance and
                                    Information Technology (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit No.
-----------

10.0 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank.