Form 10-Q
period 2001-09-30
PEGASUS COMMUNICATIONS CORP /
filed 2001-11-05
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2001
                                        ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-32383
                                                -------

                       PEGASUS COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
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
Yes X   No
   ---    ---


         Number of shares of each class of the Registrant's common stock outstanding as of October 31, 2001:

       Class A, Common Stock, $0.01 par value                   47,769,054
       Class B, Common Stock, $0.01 par value                    9,163,800
       Non-Voting, Common Stock, $0.01 par value                     -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 2001


                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets
               September 30, 2001 and December 31, 2000                       4

             Consolidated Statements of Operations and Comprehensive Loss
               Three months ended September 30, 2001 and 2000                 5

             Consolidated Statements of Operations and Comprehensive Loss
               Nine months ended September 30, 2001 and 2000                  6

             Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 2001 and 2000                  7

             Notes to Consolidated Financial Statements                       8

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 17

Item 3.      Quantitative and Qualitative Disclosures About
               Market Risk                                                   23


                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                               24

Item 6.      Exhibits and Reports on Form 8-K                                24

Signature                                                                    25

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       Pegasus Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                      September 30,   December 31,
                                                                                          2001           2000
                                                                                      ------------    ----------
                               ASSETS                                                         (unaudited)

Current  assets:
     Cash and cash equivalents                                                         $   51,049    $  214,361
     Restricted cash                                                                       37,971         9,071
     Accounts receivable, net                                                              55,653        57,643
     Inventory                                                                             14,221        16,854
     Prepaid expenses                                                                      17,682        12,778
     Other current assets                                                                   7,883         4,967
                                                                                       ----------    ----------
       Total current assets                                                               184,459       315,674

Property and equipment, net                                                                89,464        64,609
Intangible assets, net                                                                  1,866,726     2,036,208
Investment in affiliates                                                                  130,773       116,364
Other non-current assets                                                                   73,785        72,531
                                                                                       ----------    ----------

     Total assets                                                                      $2,345,207    $2,605,386
                                                                                       ==========    ==========

LIABILITIES, REDEEMABLE PREFERRED STOCKS AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                 $   84,684    $   10,891
     Taxes payable                                                                              -        29,620
     Accounts payable                                                                      18,819         9,782
     Accrued programming, fees and commissions                                            125,312       104,627
     Other current liabilities                                                             49,174        66,401
                                                                                       ----------    ----------
       Total current liabilities                                                          277,989       221,321

Long-term debt                                                                          1,142,368     1,171,967
Deferred income taxes, net                                                                 46,745       145,912
Other non-current liabilities                                                              46,438        40,198
                                                                                       ----------    ----------
      Total liabilities                                                                 1,513,540     1,579,398
                                                                                       ----------    ----------

Commitments and contingent liabilities  (see Note 12)

Minority interest                                                                           1,091           911

Redeemable preferred stocks                                                               507,584       490,646

Stockholders' equity:
     Common stock                                                                             561           551
     Other stockholders' equity                                                           322,431       533,880
                                                                                       ----------    ----------
       Total stockholders' equity                                                         322,992       534,431
                                                                                       ----------    ----------

     Total liabilities, redeemable preferred stocks and stockholders' equity           $2,345,207    $2,605,386
                                                                                       ==========    ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                                                Three Months Ended September 30,
                                                                                       2001          2000
                                                                                    ----------    ---------
                                                                                          (unaudited)
Net revenues:
     DBS                                                                             $ 206,795    $ 159,583
     Other                                                                               8,451        8,718
                                                                                     ---------    ---------
       Total net revenues                                                              215,246      168,301

Operating expenses:
     DBS
        Programming, technical, general and administrative                             148,689      110,918
        Marketing and selling                                                           31,877       55,077
        Depreciation and amortization                                                   63,671       60,084
        Other                                                                              450          648
     Other
        Programming, technical, general and administrative                               9,098        6,207
        Marketing and selling                                                            4,618        1,612
        Depreciation and amortization                                                    1,373        1,318
        Other                                                                              148          158

     Corporate expenses                                                                  3,326        2,593
     Corporate depreciation and amortization                                               491          360
     Development costs                                                                   1,823        1,141
     Other expense, net                                                                  5,952        1,052
                                                                                     ---------    ---------

       Loss from operations                                                            (56,270)     (72,867)

Interest expense                                                                       (32,589)     (34,182)
Interest income                                                                            479        3,664
Loss on impairment of marketable securities                                            (34,205)           -
Other non-operating expense, net                                                        (2,604)           -
Gain on sale of assets                                                                       -          995
                                                                                     ---------    ---------

     Loss from continuing operations before equity in affiliates
       and income taxes                                                               (125,189)    (102,390)

Equity in earnings (losses) of affiliates                                                  160          (99)
Benefit for income taxes                                                               (39,941)     (34,726)
                                                                                     ---------    ---------

     Loss from continuing operations                                                   (85,088)     (67,763)

Discontinued operations:
     Income from operations of cable segment, net of income
       tax expense of $220                                                                   -          360
     Gain on sale of discontinued operations, net of taxes of $28,000                        -       59,366
                                                                                     ---------    ---------

     Net loss                                                                          (85,088)      (8,037)
                                                                                     ---------    ---------

Other comprehensive income (loss):
     Unrealized loss on marketable securities, net of income tax benefit
        of $2,521 and $4,567, respectively                                              (4,113)      (7,452)
     Reclassification adjustment for accumulated unrealized loss on marketable
        securities included in net loss, net of income tax benefit of $12,998           21,207            -
                                                                                     ---------    ---------
     Net other comprehensive income (loss)                                              17,094       (7,452)
                                                                                     ---------    ---------

     Comprehensive loss                                                              $ (67,994)   $ (15,489)
                                                                                     =========    =========


Basic and diluted per common share amounts:
     Loss from continuing operations, including $10,751 and $10,086, respectively,
        representing accrued and deemed preferred stock dividends and accretion      $   (1.71)   $   (1.42)
     Income from discontinued operations                                                     -         0.01
     Gain on sale of discontinued operations                                                 -         1.08
                                                                                     ---------    ---------
     Net loss applicable to common shares                                            $   (1.71)   $   (0.33)
                                                                                     =========     ========
     Weighted average number of common shares outstanding                               56,104       54,742
                                                                                     =========     ========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                                                           Nine Months Ended September 30,
                                                                                                  2001           2000
                                                                                              ------------    ----------
                                                                                                       (unaudited)
Net revenues:
     DBS                                                                                       $  618,648     $  389,851
     Other                                                                                         25,434         26,128
                                                                                               ----------     ----------
       Total net revenues                                                                         644,082        415,979

Operating expenses:
     DBS
        Programming, technical, general and administrative                                        443,625        272,925
        Marketing and selling                                                                     130,619        111,646
        Depreciation and amortization                                                             189,675        124,403
        Other                                                                                       1,425          1,835
     Other
        Programming, technical, general and administrative                                         26,223         18,253
        Marketing and selling                                                                      11,570          5,523
        Depreciation and amortization                                                               4,053          3,860
        Other                                                                                         431            204
                                                                                                                       -
     Corporate expenses                                                                             9,167          6,041
     Corporate depreciation and amortization                                                        1,321          1,116
     Development costs                                                                              4,464          2,310
     Other expense, net                                                                            20,383          3,428
                                                                                               ----------     ----------

       Loss from operations                                                                      (198,874)      (135,565)

Interest expense                                                                                 (101,796)       (86,185)
Interest income                                                                                     4,540         11,142
Loss on impairment of marketable securities                                                       (34,205)             -
Other non-operating expense, net                                                                   (6,294)          (447)
Gain on sale of assets                                                                                  -            995
                                                                                               ----------     ----------

     Loss from continuing operations before equity in affiliates,
       income taxes and extraordinary item                                                       (336,629)      (210,060)

Equity in earnings (losses) of affiliates                                                          14,261           (314)
Benefit for income taxes                                                                         (109,219)       (60,211)
                                                                                               ----------     ----------

     Loss from continuing operations before
       extraordinary item                                                                        (213,149)      (150,163)

Discontinued operations:
     Income from operations of cable segment, net of income
       tax expense of $469                                                                              -            765
     Gain on sale of discontinued operations, net of taxes of $28,000                                   -         59,366
                                                                                               ----------     ----------

     Loss before extraordinary item                                                              (213,149)       (90,032)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604 and $3,526, respectively                                                        (986)        (5,754)
                                                                                               ----------     ----------

     Net loss                                                                                    (214,135)       (95,786)
                                                                                               ----------     ----------

Other comprehensive income (loss):
     Unrealized loss on marketable securities, net of income tax benefit
        of $5,658 and $4,567, respectively                                                         (9,231)        (7,452)
     Reclassification adjustment for accumulated unrealized loss on marketable
        securities included in net loss, net of income tax benefit of $12,998                      21,207              -
                                                                                               ----------     ----------
     Net other comprehensive income (loss)                                                         11,976         (7,452)
                                                                                               ----------     ----------

     Comprehensive loss                                                                        $ (202,159)    $ (103,238)
                                                                                               ==========     ==========


Basic and diluted per common share amounts:
     Loss from continuing operations before extraordinary item, including $31,592 and $30,579, respectively, representing accrued
       and deemed preferred stock dividends and accretion                                      $    (4.39)    $    (3.76)
     Income from discontinued operations                                                                -           0.02
     Gain on sale of discontinued operations                                                            -           1.23
                                                                                               ----------     ----------
     Loss before extraordinary item, including accrued and deemed
       preferred stock dividends and accretion                                                      (4.39)         (2.51)
     Extraordinary loss                                                                             (0.02)         (0.12)
                                                                                               ----------     ----------
     Net loss applicable to common shares                                                      $    (4.41)    $    (2.63)
                                                                                               ==========     ==========

     Weighted average number of common shares outstanding                                          55,705         48,097
                                                                                               ==========     ==========

           See accompanying notes to consolidated financial statements


                       Pegasus Communications Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                           Nine Months Ended September 30,
                                                                                             2001                   2000
                                                                                          ----------            ----------
                                                                                                     (unaudited)

Cash flows from operating activities:
    Net cash used for operating activities                                                $(108,855)             $ (65,250)
                                                                                          ---------              ---------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                      (889)              (116,384)
       Capital expenditures                                                                 (35,934)               (36,080)
       Purchases of intangible assets                                                       (12,317)               (12,042)
       Payments for programming rights                                                       (3,407)                (3,334)
       Proceeds from sale of cable operations                                                     -                166,937
       Investment in affiliates                                                                   -                (14,560)
       Other                                                                                      -                    431
                                                                                          ---------              ---------
    Net cash used for investing activities                                                  (52,547)               (15,032)
                                                                                          ---------              ---------

Cash flows from financing activities:
       Proceeds from long-term debt                                                               -                  8,750
       Proceeds from short-term debt                                                         61,000                      -
       Repayments of long-term debt                                                          (7,077)               (13,887)
       Net (repayments) borrowings on bank credit facilities                                (37,062)                62,800
       Restricted cash, net of cash acquired                                                (14,900)                 6,303
       Debt financing costs                                                                  (4,491)                (9,752)
       Net proceeds from issuance of Class A common stock                                         -                  3,088
       Net proceeds from issuance of Series C preferred stock                                     -                290,422
       Other                                                                                    620                   (994)
                                                                                          ---------              ---------

    Net cash (used for) provided by financing activities                                     (1,910)               346,730
                                                                                          ---------              ---------

Net (decrease) increase in cash and cash equivalents                                       (163,312)               266,448
Cash and cash equivalents, beginning of year                                                214,361                 40,453
                                                                                          ---------              ---------

Cash and cash equivalents, end of period                                                  $  51,049              $ 306,901
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

         PCC is the successor to the former Pegasus Communications Corporation that is now named Pegasus Satellite Communications, Inc. The annual report on Form 10-K filed for PSC for the year ended December 31, 2000 and all Form 10-K's and quarterly reports on Form 10-Q previously filed under the name of Pegasus Communications Corporation also pertain to the present PCC. The amounts on the balance sheet as of December 31, 2000 were derived from the audited balance sheet of PSC as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in PSC's Annual Report on Form 10-K for the year ended December 31, 2000. All footnotes contained in PSC's Form 10-K for the year ended December 31, 2000 apply to PCC, unless otherwise specified herein, and, accordingly, those footnotes are not repeated herein. The amounts on the statements of operations and comprehensive loss for the three and nine months ended September 30, 2000 and statement of cash flows for the nine months ended September 30, 2000 herein were obtained from the consolidated financial statements of Pegasus Communications Corporation filed for the period ended September 30, 2000.

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The number of shares of Class A common stock at September 30, 2001 was 47,082,430 issued and 47,069,366 outstanding and at December 31, 2000 was 45,957,464 issued and 45,942,227 outstanding. The number of shares issued and outstanding for Class B common stock at each of these dates was 9,163,800. No shares were outstanding for Nonvoting common stock at either of these dates.

         Class A shares issued during the nine months ended September 30, 2001 were: 782,610 as payment of dividends on preferred stocks; 110,422 for exercises of warrants and options; 166,317 for employee benefit and award plans; and 67,790 in the acquisition of subscribers. In October 2001, the Company issued 28,895 shares of Class A in connection with the Company's employee benefit plans. The Company issued 670,793 shares of Class A on October 31, 2001 as payment of dividends on the Company's Series C preferred stock. No dividends were declared or paid for common stocks during the nine months ended September 30, 2001.

4.   Changes in Other Stockholders' Equity

         The change in other stockholders' equity from December 31, 2000 to September 30, 2001 consists of: net loss of $(214.1) million; dividends accrued on and accretion of preferred stocks of $(31.6) million; common stock issued of $22.6 million; net change in other comprehensive loss of $12.0 million; and other of $(300,000).

5.   Redeemable Preferred Stocks

         As indicated in Note 1, all shares of 12-3/4% Series A cumulative exchangeable preferred stock ("12-3/4% Series A"), B, C, D and E preferred stocks of PSC issued and outstanding at the date of the reorganization and related additional paid-in capital and accrued dividends became identical shares of 12-3/4% Series A, B, C, D and E preferred stocks and related additional paid-in capital and accrued dividends of PCC in the reorganization.

         Concurrent with the reorganization, PSC issued a new 12-3/4% Series A in exchange for PCC's 12-3/4% Series A that PCC issued in the reorganization. The terms, conditions and amounts outstanding of PSC's new 12-3/4% Series A were identical to PCC's 12-3/4% Series A that it was exchanged for and PSC's 12-3/4% Series A outstanding at the date of the reorganization. PCC's 12-3/4% Series A surrendered in the exchange was cancelled.

         In the third quarter 2001, PSC closed an exchange offer in which it offered new registered 12-3/4% Series B cumulative exchangeable preferred stock ("12-3/4% Series B") in exchange for its unregistered 12-3/4% Series A. All but approximately 10 shares of the unregistered series were exchanged for the registered series. The registered and unregistered series together are referred to herein as "12-3/4% Series A and B."

         The carrying amount of redeemable preferred stocks at September 30, 2001 of $507.6 million consisted of $329.6 million for PCC preferred stocks and $178.0 million for PSC preferred stock. At December 31, 2000, the total carrying amount of redeemable preferred stocks of $490.6 million was for PSC. The increase in the carrying amount from December 31, 2000 to September 30, 2001 was substantially due to dividends accrued and paid in additional shares of preferred stock.

         The number of shares of preferred stock issued and outstanding at September 30, 2001 and December 31, 2000, respectively was: 172,952 and 152,844 for 12-3/4% Series A and B; 5,707 for Series B; 3.0 million of Series C; 22,500 for Series D; and 10,000 for Series E. The increase in the number of shares of 12-3/4% Series A and B resulted from the semi-annual dividends on 12-3/4% Series A and B in January and July 2001 aggregating $20.1 million that were paid with shares of 12-3/4% Series A and B preferred stock. Annual dividends on Series D and E of $825,000 and $372,000, respectively, were paid in January 2001 with 27,594 and 12,445, respectively, shares of the Company's Class A common stock. A semi-annual dividend on Series B was paid in July 2001 in cash of approximately $29,000. In 2001 through September 30, quarterly dividends on Series C totaling $14.6 million were paid with a total of 742,571 shares of the Company's Class A common stock. A quarterly dividend on Series C of $4.9 million was paid on October 31, 2001 with 670,793 shares of the Company's Class A common stock.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In the second quarter 2001, PSC issued $195.0 million principal amount of 12-3/8% senior notes due August 2006 in exchange for all of the outstanding $195.0 million principal amount of 12-3/8% senior subordinated notes due August 2006 of Golden Sky Systems, Inc. ("GSS"). Also in the second quarter 2001, PSC issued $193.1 million maturity value of 13-1/2% senior subordinated discount notes due March 2007 in exchange for all of the outstanding $193.1 million maturity value of 13-1/2% senior discount notes due March 2007 of Golden Sky DBS, Inc. ("GSDBS"). The GSS and GSDBS notes exchanged were cancelled. The PSC senior subordinated discount notes were initially recorded at a discounted amount of $134.9 million, which equaled the carrying amount of the GSDBS senior discount notes at the settlement date of the exchange. The discount of $58.2 million from the maturity value on the new PSC senior subordinated discount notes is being amortized to interest expense over the remaining term of the new discount notes. Consent fees of $1.6 million incurred in the exchange offers to amend the GSS and GSDBS note indentures were recorded as deferred financing costs. Other costs incurred in the exchanges, which principally consisted of dealer manager, accounting and legal fees, were expensed as incurred. Aggregate unamortized deferred financing costs of $9.5 million associated with the GSS and GSDBS notes exchanged, including the consent fees incurred in the exchanges, were transferred to the new PSC notes relative to the respective GSS and GSDBS notes that they were exchanged for and are being amortized over the remaining terms of the new PSC notes to which they apply. This treatment was applied because the consolidated debt and related interest of the Company did not change as a result of the note exchanges and the holders of the new PSC notes were the same as the holders of the respective GSS and GSDBS notes exchanged.

         Interest on the new PSC 12-3/8% senior notes is payable semiannually on August 1 and February 1 of each year, commencing August 1, 2001. These notes are unsecured senior obligations. They rank senior to subordinated indebtedness of PSC and rank equally in right of payment with other senior indebtedness of PSC. The new notes rank junior to indebtedness of PSC's subsidiaries, even their subordinated indebtedness. PSC has the option to redeem the notes commencing August 1, 2003 at prices specified in the indenture for these notes. Subject to certain exceptions described in the indenture, PSC must offer to repurchase the new notes if certain assets of PSC or its restricted subsidiaries are sold or if changes in control specified in the indenture occur with respect to PSC, its subsidiaries or PCC. The indenture for these notes restricts PSC's and its subsidiaries' ability to sell assets, make certain payments, including dividends, incur indebtedness and create liens, sell certain preferred securities, engage in certain transactions with affiliates, issue certain equity securities and merge or consolidate.

         Cash interest on the new PSC 13-1/2% senior subordinated discount notes does not accrue until March 1, 2004. Thereafter, cash interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 2004. These notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of PSC and they rank junior to the indebtedness of PSC's subsidiaries. PSC has the option to redeem the notes commencing March 1, 2004 at prices specified in the indenture for these notes. Subject to certain exceptions described in the indenture, PSC must offer to repurchase the new notes if certain assets of PSC or its restricted subsidiaries are sold or if changes in control specified in the indenture occur with respect to PSC, its subsidiaries or PCC. The indenture for these notes restricts PSC's and its subsidiaries' ability to sell assets, make certain payments, including dividends, incur indebtedness and create liens, sell certain preferred securities engage in certain transactions with affiliates, issue certain equity securities and merge or consolidate.

         In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of the GSS credit agreement were repaid and the credit agreement was terminated. Unamortized deferred financing costs associated with the credit agreement were written off and were reported as an extraordinary loss from extinguishment of debt on the statement of operations and comprehensive loss in the amount of $986,000, net of an income tax benefit of $604,000.

         During the three months ended September 30, 2001, Pegasus Media & Communications ("PM&C") repaid a net $35.0 million under its revolving credit facility. The total principal amount outstanding under the revolving credit facility was $72.0 million at September 30, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $49.2 million at September 30,

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2001 and $40.4 million at December 31, 2000. At September 30, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $208.1 million. Availability under the revolving credit facility at September 30, 2001 was $86.7 million. Beginning March 31, 2001, PM&C began making scheduled quarterly payments of $687,500 on its term loan facility that have reduced the amount outstanding thereunder to $272.9 million at September 30, 2001. The weighted average variable rates of interest including applicable margins on principal amounts outstanding under PM&C's credit agreement at September 30, 2001 and December 31, 2000 were 6.13% and 10.19%, respectively, for the term facility and 5.87% and 10.11%, respectively, for the revolving facility.

         In September 2001, PSC entered into a 364-day credit agreement with CIBC World Markets Corp. ("CIBC") and at that time borrowed all of the $75.0 million available under the agreement. Net proceeds from the amount borrowed of $61.0 million were used to repay amounts outstanding under PM&C's revolving credit facility and for general corporate purposes. Fourteen million dollars of the amount borrowed were withheld by the lender as collateral under the agreement and included in restricted cash on the balance sheet at September 30, 2001. This amount and another $14.0 million previously restricted at September 30, 2001 as collateral for a letter of credit for the account of PSC were released in October 2001. All outstanding principal and unpaid interest under the agreements are due at the expiration of the agreement in September 2002. Interest on outstanding principal is based upon, at PSC's option, the base rate or LIBOR. The base rate is the greater of the commercial loan rate established by Bankers Trust Company and the federal funds rate plus 1.00%. Margins are added to the base rate and LIBOR, respectively, as follows: up to 180 days after the closing of the agreement - 400 and 500 basis points; up to 90 days thereafter - 500 and 600 basis points; thereafter - 600 and 700 basis points. The weighted average interest rate including applicable margin on principal outstanding under the agreement at September 30, 2001 was 7.50%. Interest is payable quarterly for amounts borrowed at base rates and at the earlier of the end of the contracted LIBOR period or three months for amounts borrowed at LIBOR rates. PSC at any time may repay amounts outstanding, but amounts repaid may not be reborrowed. Proceeds from certain debt and equity issuances and dispositions by and casualty events of PCC and any of its direct and indirect subsidiaries, whether or not a party to the agreement, must be used to pay principal outstanding under the agreement. The agreement is subject to certain financial covenants and other covenants with respect to, among other things, the incurrence of indebtedness, disposition of assets, organizational changes, investments and acquisitions and repurchases and issuances of equity securities by PCC and its direct and indirect subsidiaries. Amounts outstanding under and performance of the terms of the agreement are guaranteed jointly and severally, unconditionally and irrevocably by, as well as secured and collateralized in varying degrees with certain property of, PCC, PDC, Pegasus Broadband Communications, Inc., a subsidiary of PSC, and Pegasus Guard Band, LLC, a subsidiary of PCC. CIBC is a related party to the Company because a member of the Company's board of directors is a principal in CIBC. Fees incurred by PSC to enter into the agreement of $1.7 million are being amortized to income over the term of the agreement.

7.    Per Common Share Amounts

         Within each respective period presented on the statements of operations and comprehensive loss, basic and diluted per common share amounts were the same because all potential common stock items were antidilutive and excluded from the computation. The number of shares of potential common stock items derived from convertible preferred stocks, warrants and stock options at September 30, 2001 and December 31, 2000 was 12,426,645 and 11,008,499, respectively.

8.    Industry Segments

         At September 30, 2001 and December 31, 2000, the Company's only reportable segment was DBS. Information on DBS' revenue and measure of profit/loss and how these contribute to the Company's consolidated loss from continuing operations before income taxes for each period reported are as presented on the consolidated statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $2.0 billion at September 30, 2001, which did not change significantly from the total assets at December 31, 2000.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.       Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                            Nine Months
                                                                                         Ended September 30,
                                                                                        2001            2000
                                                                                      --------       -----------
Preferred stock dividends, accrued and deemed, and accretion on preferred
  stock with reduction of paid-in capital.....................................         $31,592       $   30,579
Payment of Series A preferred stock dividends with Series A preferred stock...          20,109           17,771
Payment of other preferred stock dividends with Class A common stock..........          15,821           10,160
Barter revenue and related expense............................................           5,058            5,377
Common stock issued for employee benefit and award plans......................           4,101            1,854
Net unrealized gain (loss) on marketable securities, net of related deferred
  taxes.......................................................................          11,976           (7,452)
Proceeds of debt borrowings withheld as collateral............................          14,000                -
Intangibles and equipment related to subscriber conversions...................           1,430           17,787
Capital issued and related investment in affiliates...........................               -           97,555
Capital issued and related acquisition of intangibles.........................               -          693,620
Deferred taxes, net and related acquisition of intangibles....................               -          259,062
Notes payable and related acquisition of intangibles..........................               -          379,773
Marketable securities received in sale of tower assets........................               -           37,516

10.   Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The fair values of interest rate swaps and caps held by the Company are determined by the financial institutions that are party to the contracts. The fair values are determined by the amount that the Company or the other parties to the contracts would pay if the contracts were terminated at the measurement date. No cash is transferred in determining the termination values. The Company did not designate these instruments as hedges upon adopting SFAS 133. Accordingly, the changes in the fair values of these instruments are recognized in earnings in the period of change.

         On January 1, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The net cumulative effect on January 1, 2001 of adopting SFAS 133 was the recording of a liability of $1.6 million and a charge to earnings of $1.0 million, net of tax of $600,000.

11.    Loss on Impairment of Marketable Securities

         At September 30, 2001, the Company determined that its investment in the marketable securities it held had incurred an other than temporary decline in fair market value. Accordingly, the Company wrote down its cost basis in the marketable securities to their fair market value at September 30, 2001 and

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charged operations in the amount of $34.2 million for the impairment loss realized. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $13.0 million. In connection with this write down, the Company made a reclassification adjustment to other comprehensive income (loss) for the three and nine months September 30, 2001 and other stockholders' equity at September 30, 2001 of $21.2 million, net of income tax benefit of $13.0 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that were realized and recorded in earnings.

12.   Commitments and Contingent Liabilities

Legal Matters

DIRECTV Litigation:

         National Rural Telecommunications Cooperative

         PCC through its indirect DBS subsidiaries, including Pegasus Satellite Television, Inc. ("PST"), is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"), which participates through agreements in the NRTC's direct broadcast satellite program. On May 5, 2000, PCC acquired GSS, another affiliate of the NRTC. On June 29, 2001, GSS became a subsidiary of PST.

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

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asserting tort claims, but left in place the remaining claims asserted by the NRTC. NRTC and DIRECTV have also filed indemnity claims against one another, which pertain to NRTC's alleged obligation to indemnify DIRECTV for costs incurred in the various lawsuits described herein.

         The litigation described herein has been consolidated for discovery and pre-trial purposes. A trial date of August 13, 2002 has been set, although at this stage it is not clear which of the lawsuits will be tried on that date.

         Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with PST's and GSS' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 29, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: (i) a declaratory judgement that PST and GSS have no right of first refusal in their agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. PST's and GSS' motion to dismiss the counterclaims were denied on May 8, 2001, and on June 4, 2001, PST, GSS and the class filed a response denying DIRECTV's counterclaims. On July 2, 2001, DIRECTV filed under seal a summary judgment motion on its term claim, which motion was heard on October 22, 2001. On October 31, 2001, the court issued a final ruling denying DIRECTV's motion.

         On May 21, 2001, PST, GSS and the class members moved to amend their complaints to add certain additional claims against DIRECTV relating to, among other things, DIRECTV's provision of advanced services. The court granted this motion on June 19, 2001. DIRECTV filed its answer to the second amended complaint on July 20, 2001.

         On June 22, 2001, DIRECTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV and PST and GSS. Pursuant to the terms of that agreement, the parties agreed upon arrangements relating to the marketing activities of DIRECTV retailers and distributors in PST's and GSS' territories. DIRECTV alleges that PST and GSS have not made certain payments due under the agreement. Prior to the filing of DIRECTV's complaint, PST and GSS asserted in correspondence to DIRECTV that DIRECTV was in breach of the agreement in numerous respects. PST and GSS advised DIRECTV that unless the breaches were cured, PST and GSS would exercise their termination rights under the agreement. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross-complaint against DIRECTV alleging, among other things, that (i) DIRECTV has breached the seamless marketing

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement, and (ii) DIRECTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. On July 19, 2001, PST and GSS removed the case from state to federal court. DIRECTV moved to remand the case back to state court but, on September 19, 2001, the court denied DIRECTV's motion

         All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

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

Other Legal Matters:

         In addition to the matters discussed above, from time to time the Company is involved with claims that arise in the normal course of the Company's business. In the Company's opinion, the ultimate liability with respect to these claims will not have a material adverse effect on the Company's consolidated operations, cash flows or financial position.

13.  New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has not made any acquisitions since the effective date of this statement. The Company will apply the provisions of this statement when, if any, future business combinations are transacted.

         The FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. The Company has not acquired any goodwill or intangible assets since the effective date of this statement. The Company is still studying the provisions of this statement and has not determined the impacts that this statement may have on it.

         The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is studying the provisions of this statement and has not determined the impacts that this statement may have on it.

         The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying the provisions of this statement and has not determined the impacts that this statement may have on it.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes which are included herein.

General

         On February 22, 2001, we undertook a corporate reorganization. We formed a new publicly held parent holding company that assumed the name Pegasus Communications Corporation. The former parent holding company that was known as Pegasus Communications Corporation was renamed Pegasus Satellite Communications, Inc. In the reorganization, the ownership interests and rights of Pegasus Satellite's common and preferred stockholders were automatically transferred into common and preferred stocks of Pegasus Communications. The common and preferred stocks of Pegasus Communications were identical in all terms, conditions and amounts outstanding as the common and preferred stocks of Pegasus Satellite's outstanding at the date of the reorganization. As a result of the reorganization, Pegasus Satellite became a direct subsidiary of Pegasus Communications. Prior to the reorganization, Pegasus Development Corporation was a direct subsidiary of Pegasus Satellite. In the reorganization, Pegasus Satellite distributed Pegasus Development to Pegasus Communications and Pegasus Development became a direct subsidiary of Pegasus Communications.

         We are the successor to the former Pegasus Communications Corporation now Pegasus Satellite Communications. All prior financial information filed for Pegasus Communications and Pegasus Satellite prior to the reorganization apply to us.

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

                       PEGASUS COMMUNICATIONS CORPORATION

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2001 and 2000

         In this section, amounts and changes specified are for the three and nine months ended September 30, 2001 compared to the corresponding three and nine months ended September 30, 2000, unless indicated otherwise.

         DBS Business

         Revenues increased $47.2 million to $206.8 million for the three months ended and increased $228.8 million to $618.6 million for the nine months ended. These increases were due to a larger extent to an increase in the number of subscribers and to a lesser extent higher average revenue per subscriber. The current year's nine months ended fully includes the revenues resulting from our acquisition of Golden Sky Holdings that took place in May 2000, whereas the prior year's nine months ended includes only the incremental effects from the acquisition date. Number of subscribers were 1,496,000 at September 30, 2001 compared to 1,312,000 at September 30, 2000. This increase was substantially due to internal growth. At September 30, 2001, we had exclusive DIRECTV distribution rights to approximately 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to approximately 20.0% at September 30, 2001 from 17.8% at September 30, 2000. Average revenue per subscriber was $46.76 and $47.61 for the three and nine months ended September 30, 2001, respectively, compared to $43.41 and $43.33 for the three and nine months ended September 30, 2000, respectively. The increases in the current year's average revenue per subscriber amounts were primarily due to the incremental impact of the seamless consumer agreement that became effective in the fourth quarter 2000. This arrangement enables us to directly provide certain premium programming from DIRECTV to our subscribers and earn the associated revenues.

         Because of the number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. We continue to believe that conditions exist for further subscriber growth through acquisitions. However, we cannot make any assurances that internal growth or growth through acquisitions will occur and when or as to the rate of that growth.

         Programming, technical, general and administrative expenses increased $37.8 million to $148.7 million for the three months ended and increased $170.7 million to $443.6 million for the nine months ended. These increases were primarily due to the incremental costs incurred in providing service to an increased subscriber base. Our margins on revenue over programming, technical, general and administrative expenses were 28.1% and 28.3% for the three and nine months ended September 30, 2001, respectively, compared to 30.5% and 30.0% for the three and nine months ended September 30, 2000, respectively. The decreases in the current year's margins were primarily caused by margins associated with the seamless consumer program being lower than the margins on our other programs and the greater weight this program has had in our subscribers' programming mix in the current year's periods.

         Marketing and selling expenses, which are also known as subscriber acquisition costs, decreased $23.2 million to $31.9 million for the three months ended and increased $19.0 million to $130.6 million for the nine months ended. The decrease in the three months ended is due to a combination of lower overall gross subscriber additions, increased gross rental subscriber additions and the termination of the seamless marketing agreement in mid-July 2001 that had been in effect since August 2000. The successful promotion of our rental programs has resulted in increasing popularity of this alternative with our subscribers. Since we own the equipment used by rental subscribers, we capitalize the equipment and applicable related costs that which we depreciate over three years into depreciation expense, and exclude from marketing and selling expenses. Similar subscriber acquisition costs associated with equipment for nonrental subscribers are immediately expensed as marketing and selling expenses because we do not own the related equipment. Termination of the seamless

                       PEGASUS COMMUNICATIONS CORPORATION

marketing agreement significantly reduced the amount of commissions and subsidy costs that we had previously incurred while the agreement was in effect. We have adopted some additional commission and equipment subsidy programs with the termination of the seamless marketing agreement to promote activations in our exclusive DBS territories, but the costs are far less than those under the agreement. The increase in the nine months ended was primarily due to an overall increase in gross subscriber additions and commission and equipment subsidy costs incurred under the seamless marketing agreement for the amount of time in effect within the current and prior year periods. This increase was offset in part by rental equipment costs capitalized in association with increased gross rental additions. Our subscriber acquisition costs per gross subscriber added through internal growth and expensed were $310 and $421 for the three and nine months ended September 30, 2001, respectively, compared to $440 and $379 for the three and nine months ended September 30, 2000, respectively. Subscriber acquisition costs including amounts capitalized per gross subscriber added through internal growth were $408 and $480 for the three and nine months ended September 30, 2001, respectively, and $483 and $414 for the three and nine months ended September 30, 2000, respectively.

         Depreciation and amortization increased $3.6 million to $63.7 million for the three months ended principally due to depreciation associated with an increase in rental equipment of $18.1 million. Depreciation and amortization increased $65.3 million to $189.7 million for the nine months ended principally due to the amortization of DBS rights assets obtained in acquisitions in 2000 that are fully included in the current year's nine months ended but only incrementally from the date of acquisition in the prior year's nine months ended. Over half of the increase is associated with DBS rights assets of approximately $1.3 billion for Golden Sky that we acquired in May 2000.

         Other Statement of Operations and Comprehensive Loss Items

         Other net revenues of $8.5 million and $25.4 million for the three and nine months ended September 30, 2001, respectively, and other operating expenses aggregating $15.2 million and $42.3 million for the three and nine months ended September 30, 2001, respectively, are principally comprised of the revenues and operations of our broadcast and broadband businesses. Other net revenues of $8.7 million and $26.1 million for the three and nine months ended September 30, 2000, respectively, and other operating expenses aggregating $9.3 million and $27.8 million for the three and nine months ended September 30, 2000, respectively, are comprised of the revenues and operations of our broadcast business. Our broadband business was launched in May 2001. As expected, the expenses of the broadband business have exceeded their revenues in the current year periods reflecting start up costs in establishing the business infrastructure and marketing, selling and customer care network. Also, we have provided substantial equipment subsidies to make the equipment more affordable and attractive to users. We expect that this will be the circumstances for all of 2001 and at least for the next two years as we refine the payback period particular to and that is reasonable to expect in this business. The net operations of the broadcast business declined in the third quarter 2001 from that in the second quarter 2001 and year over year for the three and nine months ended as the continuing general downturn in the United States' economy has caused a sliding reduction in television advertising dollars available to broadcasters throughout the industry in 2001. Indications are that the softness in advertising revenues will continue as long as the economy continues to slump. We cannot predict the further course of the economy and its impact on advertising revenues generally and specifically to us. Other expense, net within operating expenses of $6.0 million and $20.4 million for the three and nine months ended September 30, 2001, respectively, primarily consist of costs associated with the ongoing DIRECTV litigation and patent infringement lawsuit.

         Interest expense decreased $1.6 million to $32.6 million for the three months ended due to significantly lower variable interest rates in the current year's quarter compared to the prior year's quarter for term loans and revolving credit facilities outstanding in each period, lessened in part by higher principal amounts outstanding on this debt in the current year's quarter than in the prior year's quarter. The aggregate weighted average variable interest rate on this debt in the current year's quarter was 6.87% compared to 10.25% in the prior year's quarter, and the aggregate weighted average principal outstanding on this debt in the current year's quarter was $388.4 million compared to $327.0 million in the prior year's quarter. Interest expense increased $15.6 million to $101.8 million for the nine months ended due to higher principal amounts outstanding in the current year's nine months ended compared to the prior year's nine months ended for term loans and revolving credit facilities outstanding in each period. Also, the current year's nine months ended fully include the impacts of fixed rate debt outstanding for subsidiaries of Golden Sky that we acquired in May 2000 but only incrementally

                       PEGASUS COMMUNICATIONS CORPORATION

from the acquisition date in the prior year's nine months ended. Interest expense in the current year's nine months ended was lessened in part by lower variable interest rates on term loans and revolving credit facilities in the current year's nine months ended than in the prior year's nine months ended. The aggregate weighted average principal outstanding for term loans and revolving credit facilities in the current year's nine months ended was $403.4 million compared to $301.3 million in the prior year's nine months ended, and the aggregate weighted average variable interest rate on this debt in the current year's nine months ended was 7.93% compared to 9.97% in the prior year's nine months ended.

         The income tax benefit on the loss from continuing operations increased by $5.2 million to $39.9 million for the three months ended principally due to a larger amount of pretax loss than in the prior year's period. The income tax benefit on the loss from continuing operations increased by $49.0 million to $109.2 million for the nine months ended due to a larger extent to a greater amount of pretax loss in the current year's period, and to a lesser extent to a valuation allowance on deferred tax assets for the first four months in 2000 that reduced the amount of income tax benefits that could be recognized in that year. The effect of the valuation allowance in 2000 is the principal reason that the effective federal income tax rate for the current year's nine months ended of 33.6% is higher than that for the prior year's nine months ended of 28.6%.

         At September 30, 2001, we determined that our investment in the marketable securities we held had incurred an other than temporary decline in fair market value. Accordingly, we charged operations in the amount of $34.2 million for the impairment loss realized. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $13.0 million. In connection with this write down, we made a reclassification adjustment to other comprehensive income (loss) for the three and nine months ended September 30, 2001 of $21.2 million, net of income tax benefit of $13.0 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that were realized and recorded in earnings.

         Other non-operating expense, net of $2.6 million and $6.3 million for the three and nine months ended September 30, 2001, respectively, primarily consists of net losses for the charge recorded upon the adoption at January 1, 2001 of new accounting standards concerning derivative instruments and subsequent reduction in the fair values of these instruments. Equity in earnings of affiliates for the nine months ended September 30, 2001 primarily represent the gain on sales of certain licenses made by one of our affiliates in which we have an investment. We recognized an extraordinary loss on the extinguishment of debt of approximately $1.0 million, net of income tax benefit of $604,000, in the nine months ended September 30, 2001 for the write off of unamortized deferred financing costs associated with the termination of Golden Sky Systems' credit agreement in June 2001.

Liquidity and Capital Resources

         We had cash and cash equivalents on hand at September 30, 2001 of $51.0 million compared to $214.4 million at December 31, 2000. In September 2001, we received cash proceeds from short-term debt of $61.0 million. In the nine months ended September 30, 2001, we used our cash primarily to meet working capital needs of our operating activities, including interest on outstanding indebtedness, of $108.9 million, for net repayments of amounts outstanding on our bank credit facilities of $37.1 million, to fund capital expenditures of $35.9 million, for costs incurred for intangible assets primarily to convert former cable subscribers to our subscribers, DBS rights assets and development of certain licenses aggregating $12.3 million, to transfer cash as collateral for a letter of credit of $14.0 million and to repay other outstanding indebtedness of $7.1 million. Cash restricted at September 30, 2001 aggregating $28.0 million as collateral for a letter of credit for the account of Pegasus Satellite and in connection with Pegasus Satellite's credit agreement was released in October 2001.

         Net cash used by operating activities was $108.9 million for the nine months ended September 30, 2001 compared to $65.3 million for the corresponding prior year period. The principal reasons for the increased use of cash were increased cash interest paid of $22.6 million and taxes on our 2000 sale of cable operations of $28.0 million paid in 2001, offset in part by net cash from operations.

         In June 2001, all principal amounts aggregating $72.0 million outstanding under the term loan and revolving credit facilities of one of Golden Sky's subsidiaries were repaid and the related credit agreement was terminated. The principal amounts outstanding under the credit agreement were repaid with cash on hand of $32.0 million and $40.0 million obtained from the revolving credit facility of Pegasus Media & Communications. All of the letters of credit outstanding under the revolving credit facility were cancelled and subsequently new letters of credit were issued for $29.3 million pursuant to Pegasus Media's revolving credit facility.

         At September 30, 2001, the commitment for Pegasus Media's revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $208.1 million. Availability under the

                       PEGASUS COMMUNICATIONS CORPORATION

revolving credit facility at September 30, 2001 was $86.7 million. Pegasus Media's credit agreement was amended in July 2001 to extend to December 31, 2001 the availability of $200.0 million in additional term loans thereunder.

         In the second quarter 2001, Pegasus Satellite separately issued two series of new notes in exchange for outstanding notes of subsidiaries of Golden Sky. These exchanges did not change the amount of consolidated debt outstanding for us nor the amount of interest expense to be incurred or cash interest to be paid by us in the future. This is because the maturity dates, rates of interest and amounts outstanding of the new notes were the same as those of the notes exchanged.

         In September 2001, Pegasus Satellite entered into a 364-day credit agreement with CIBC World Markets Corp. and at that time borrowed all of the $75.0 million available under the agreement. Net proceeds from the amount borrowed of $61.0 million were used to repay amounts outstanding under Pegasus Media's revolving credit facility and for general corporate purposes. Fourteen million dollars of the amount borrowed had been withheld by the lender as collateral pending cancellation of an outstanding letter of credit for the account of Pegasus Satellite. These funds were released in October 2001. All outstanding principal and unpaid interest under the credit agreement are due at the expiration of the agreement in September 2002. Interest on outstanding principal is based upon, at Pegasus Satellite's option, the base rate or LIBOR. Margins are added to the base rate and LIBOR, respectively, as follows: up to 180 days after the closing of the agreement - 400 and 500 basis points; up to 90 days thereafter - 500 and 600 basis points; thereafter - 600 and 700 basis points. Interest is payable quarterly for amounts borrowed at base rates and at the earlier of the end of the contracted LIBOR period or three months for amounts borrowed at LIBOR rates. Pegasus Satellite at any time may repay amounts outstanding, but amounts repaid may not be reborrowed.

         DBS pre-marketing cash flow was $175.0 million for the nine months ended September 30, 2001 compared to $116.9 million for the corresponding prior year period, and DBS EBITDA (earnings before interest, taxes and depreciation and amortization) was $44.4 million for the nine months ended September 30, 2001 compared to $5.3 million for the corresponding prior year period. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. EBITDA of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Pre-marketing cash flow and EBITDA are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and EBITDA also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing cash flow and EBITDA are important for the following reasons:

o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and
o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         We launched our new broadband business in May 2001. This service offers two-way Internet access via satellite principally to rural and underserved areas. We have revised our estimate of the aggregate operational and net capital requirements we expect to incur in 2001 to be between $12.0 million and $15.0 million, depending upon the ultimate subscribers enrolled for the service. We expect that subscriber acquisition costs for the broadband service will include substantial equipment subsidies to make the equipment more affordable and attractive to users. This will initially have a negative impact on margins and the pay back period in recovering our costs. For 2001, the broadband operations will be a net user of cash. Funding of operational and capital requirements for the broadband business in excess of cash from its operations will be provided from other capital resources available to us.

         We believe, but cannot assure, that we have adequate resources to meet our operational needs, including those of the new broadband business, and investing, debt service and capital stock requirements for at least the next twelve months. However, because we are highly leveraged, our ability to repay our existing debt and preferred stock will depend upon the success of our

                       PEGASUS COMMUNICATIONS CORPORATION

business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates and financial, business and other factors that are beyond our control. The indebtedness of our subsidiaries and our and Pegasus Satellite's preferred stock generally limit the ability, among other things, to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets and enter into other transactions, and impose limitations on the activities of subsidiaries as applicable. Furthermore, our subsidiaries' agreements with respect to their indebtedness contain numerous covenants that, among other things, restrict their ability to pay dividends and make certain other payments and investments, borrow additional funds, create liens and sell their assets. Failure to make debt payments or comply with covenants of any of the debt indentures and agreements could result in an event of default that, if not cured or waived, could have a material adverse effect on us. Under our reorganized corporate structure referred to earlier, we are not subject to certain of the covenants and restrictions arising from debt and preferred stock of our subsidiary companies. This provides us flexibility to pursue new activities and initiatives.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure continues to be interest rate risk. Our primary exposure is variable rates of interest associated with borrowings under our credit facilities. The amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the nine months ended September 30, 2001. Market variable interest rates continue to decline during 2001. Our aggregate weighted average variable rates of interest, including applicable margins, on amounts outstanding at September 30, 2001 and December 31, 2000 were 6.33% and 10.16%, respectively.

         Scheduled periodic settlements on our interest rate swaps and caps within the nine months ended September 30, 2001 netted to $274,000 in cash to us. For the nine months ended September 30, 2001, we recorded an aggregate net charge to earnings of $4.5 million for unfavorable changes in the fair market values of the swaps and caps. We were not required to pay any cash for the changes in the fair market values of these instruments that we record. Cash is only exchanged in accordance with the periodic settlements specified in the contract with each counterparty to the swap or cap. Changes, if any, in the fair market values of our fixed rate debt and redeemable preferred stocks and other financial instruments did not impact us.

                       PEGASUS COMMUNICATIONS CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and the litigation relating to the patent infringement lawsuit brought by our subsidiary Pegasus Development Corporation and by Personalized Media Communications, L.L.C., we incorporate by reference herein the disclosure relating to these matters which is reported under Note 12 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under
Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in Pegasus Satellite Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, in Pegasus Satellite Communications, Inc.'s Current Report on Form 8-K filed on February 8, 2001 and in our Current Reports on Form 8-K filed on March 19, 2001, June 26, 2001, July 17, 2001, October 12, 2001 and October 23, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 364-Day Credit Agreement dated as of September 27, 2001 among Pegasus Satellite Communications, Inc, as borrower, the lenders from time to time parties thereto, CIBC World Markets Corp., as arranger, and Canadian Imperial Bank of Commerce, as administrative agent. (Schedules have been omitted but will be provided upon request of the Commission.)

(b)         Reports on Form 8-K

       On July 17, 2001, we filed a Current Report on Form 8-K dated June 19, 2001 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc. as well as certain developments in the litigation relating to the Seamless Marketing Agreement.

         On October 12, 2001, we filed a Current Report on Form 8-K dated October 12, 2001 reporting under Item 5 that Pegasus Satellite Television, Golden Sky Systems, and DIRECTV had entered into a new agreement for a revised seamless consumer program.

         On October 23, 2001, we filed a Current Report on Form 8-K dated October 22, 2001 reporting under Item 5 that oral argument was held on DIRECTV's motion for summary judgement with respect to its claim that the length of the agreement between the Company, through its indirect subsidiaries, and the National Rural Telecommunications Cooperative is tied to the life of only one satellite, DBS-1, and that the court had issued a written tentative ruling denying DIRECTV's motion and took the motion under submission.

                       PEGASUS COMMUNICATIONS CORPORATION



                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pegasus Communications Corporation



   November 2, 2001                     By: /s/  Kasin Smith
---------------------                   -------------------------
         Date                           Kasin Smith

                                        Chief Financial Officer,
                                        Treasurer and Executive
                                        Vice President of Finance and
                                        Information Technology
                                        (Principal Financial and
                                                 Accounting Officer)

                       PEGASUS COMMUNICATIONS CORPORATION


                                  Exhibit Index

Exhibit No.
-----------

10.1 364-Day Credit Agreement dated as of September 27, 2001 among Pegasus Satellite Communications, Inc, as borrower, the lenders from time to time parties thereto, CIBC World Markets Corp., as arranger, and Canadian Imperial Bank of Commerce, as administrative agent. (Schedules have been omitted but will be provided upon request of the Commission.)