Form 10-K405
period 2001-12-31
PEGASUS COMMUNICATIONS CORP /
filed 2002-04-03
CIK 1135338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 2001
                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from_______ to _______
                         Commission File Number 0-32383

                       PEGASUS COMMUNICATIONS CORPORATION
                                 ---------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                  23-3070336
                     --------                                  ----------
          (State of other jurisdiction of                   (I.R.S. Employer
          incorporation of organization)                  Identification Number)

  c/o Pegasus Communications Management Company
 225 City Line Avenue, Suite 200, Bala Cynwyd, PA                 19004
 ------------------------------------------------                 -----
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (888) 438-7488

                                 --------------

           Securities registered pursuant to section 12(b) of the Act:
                                      None
           Securities registered pursuant to section 12(g) of the Act:

                      Class A Common Stock, Par Value $0.01
                               -------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock (Class A Common Stock) held by non-affiliates of the Registrant as of the close of business on March 15, 2002 was approximately $159,626,563 based on the average bid and asked prices of the Class A Common Stock on such date on the Nasdaq National Market. (Reference is made to the paragraph captioned Calculation of Aggregate Market Value of Nonaffiliate Shares of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

         Number of shares of each class of Pegasus Communications Corporation's common stock outstanding as of March 15, 2002:

            Class A, Common Stock, $0.01 par value               50,798,610
            Class B, Common Stock, $0.01 par value                9,163,800
            Non-Voting, Common Stock, $0.01 par value                --

================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                     PART I


ITEM 1:   BUSINESS...............................................................................................1
ITEM 2:   PROPERTIES............................................................................................23
ITEM 3:   LEGAL PROCEEDINGS.....................................................................................24
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................27

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................28
ITEM 6:   SELECTED FINANCIAL DATA...............................................................................30
ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................31
ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK............................................46
ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................49
ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................49

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................50
ITEM 11: EXECUTIVE COMPENSATION.................................................................................53
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................57
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................59

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................64

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect" and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in ITEM 1: BUSINESS--Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DirecTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DirecTV, Inc.; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


         Unless the context otherwise requires, all references to "Pegasus Communications," "Pegasus," "we" or "us" or "our company" refer to Pegasus Communications Corporation, together with its direct and indirect subsidiaries.

ITEM 1: BUSINESS

General

         Pegasus Communications is:

         o the only publicly traded satellite TV company primarily focused on providing services to rural and underserved areas of the United States;

         o one of the fastest growing media companies in the United States in terms of compound revenue growth rate;

         o the tenth largest multichannel video provider in the United States and the third largest direct broadcast satellite ("DBS") provider;

         o the largest independent distributor of DIRECTV programming with approximately 1.5 million subscribers at December 31, 2001, the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 7.5 million rural households in 41 states and a retail network of over 3,000 independent retailers;

         o the holder of an FCC license to launch and operate Ka-band geostationary satellites at five different orbital locations, including locations at 107(Degree)W and 117(Degree)W, which will permit the delivery of service to the entire continental U.S; and

         o the owner or programmer of eleven TV stations affiliated with either Fox, UPN or the WB.

         We have changed the way in which we report the number of our subscribers, effective with the first quarter of 2002. If we had done this in 2001, we would have reported approximately 1.4 million subscribers at December 31, 2001. See ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations - Comparison of 2001 to 2000 - Direct Broadcast Satellite Business - Revenues.


Corporate Reorganization

         On February 22, 2001, Pegasus Communications adopted a new holding company structure. In the reorganization, all of the common and preferred stock of our subsidiary Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) was exchanged for identical common and preferred stock of the new holding company, which assumed the name Pegasus Communications Corporation. In the reorganization, Pegasus Satellite Communications became a direct subsidiary of the new holding company. The publicly held debt securities of Pegasus Satellite Communications remained with it, and, as a result of an exchange offer, the 12-3/4% Series A cumulative exchangeable preferred stock of the new holding company was exchanged for Pegasus Satellite Communication's 12-3/4% Series A cumulative exchangeable preferred stock. Today, all of the Company's public and bank debt is owned by Pegasus Satellite Communications or its subsidiary Pegasus Media & Communications, Inc. The Class A common stock of Pegasus Communications trades on the Nasdaq National Market under the symbol "PGTV."

Holding Company

         Pegasus Communications is a holding company and conducts substantially all of its operations through its subsidiaries.

         Pegasus Satellite Communications, through its direct and indirect subsidiaries, distributes DIRECTV programming using the name "Pegasus Satellite Television," and conducts most of our broadcast television business.

         Other subsidiaries of Pegasus Communications hold the FCC Ka-band license granted to Pegasus in August 2001, the intellectual property rights licensed from Personalized Media Communications L.L.C. in January 2000, and the 34 FCC guard band licenses acquired from the FCC through auctions held in September 2000 and February 2001.

Corporate Mission

         Our mission is to provide digital services to consumers in rural and underserved areas of the United States. We are the only major digital services provider focused exclusively on serving America's rural and underserved areas. In the future, we hope to expand the scope of services that we can offer to consumers and the geographic area in which we supply satellite services, especially through the development of our Ka-band license which will allow us to operate our own satellite platform serving North America and, ultimately, other global markets.

         We believe that our current experience in distributing DIRECTV programming and in operating broadcast television systems and our historical experience in operating cable television systems well positions us to utilize our Ka-band license and build, launch and operate a next generation direct-to-home services platform capable of delivering advanced digital services, including retransmission of local broadcast stations by satellite, advanced digital video services, and internet access. We believe that our dealer and distribution network, marketing and customer relations infrastructure and experience in obtaining and providing programming will assist us in accomplishing our mission.

Satellite Services in Rural Areas

         Rural areas include approximately 85% of the total landmass of the continental United States and have an average home density of approximately 11 homes per square mile. Because the cost of reaching a household by a cable or other wireline distribution system is generally inversely proportional to home density and the cost of providing satellite service is not, satellite services have strong cost advantages over cable and other wireline distribution systems in rural areas.

         There are approximately 90 million people, 34 million households and three million businesses located in rural areas of the United States. Rural areas therefore represent a large and attractive market for DBS and other digital satellite services. Approximately 55% of all U.S. DBS subscribers reside in rural areas. It is our belief that future digital satellite services, such as digital audio services and satellite broadband multimedia services, will also achieve disproportionate success in rural areas as compared to metropolitan areas.

         It is difficult, however, for satellite and other service providers to establish sales and distribution channels in rural areas. In contrast to metropolitan areas, where there are many strong national retail chains, few national retailers have a presence in rural areas. Most retailers in rural areas are independently owned and have only one or two store locations. For these reasons, satellite providers seeking to establish broad and effective rural distribution have limited alternatives:

         o They may seek to distribute their services through one of the few national retailers, such as Radio Shack or Wal-Mart, that have a strong retail presence in rural areas.

         o  They may seek to establish direct sales channels in rural areas.

         o They may seek to distribute through national networks of independent retailers serving rural areas, such as have been established by EchoStar and by Pegasus Satellite.

Pegasus Rural Focus and Strategy


         DBS services have achieved a penetration of more than 32% in rural areas of the United States, as compared to approximately 11% in metropolitan areas. We believe that other digital satellite services will achieve disproportionately greater consumer acceptance in rural and underserved areas than in metropolitan areas.


         Our long term goal is to become an integrated provider of DBS and other digital satellite services for rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:


         o Continue to Grow Our Rural Subscriber Base by Aggressively Marketing DIRECTV and Obtaining Long Term, Higher Revenue Generating Subscribers, and to Reduce Our Subscriber Acquisition Costs. Although we still focus on expanding our subscriber base, our marketing efforts and sales approaches are increasingly geared to obtaining better quality subscribers: subscribers who are less likely to churn in the future and who are likely to be interested in more expansive and higher revenue generating programming packages. We also focus on reducing the costs we incur in obtaining new subscribers.

         o Continue to Develop the Pegasus Retail Network and New Sales Channels. We have established the Pegasus network of independent retailers in order to distribute DIRECTV in our DIRECTV exclusive territories. Our consolidation of DIRECTV's rural affiliates has enabled us to expand the Pegasus retail network to over 3,000 independent retailers in 41 states. We believe that the Pegasus retail network is one of the few sales and distribution channels for digital satellite services with broad and effective reach in rural areas of the U.S. We intend to further expand the Pegasus retail network in order to increase the penetration of DIRECTV in rural areas while making our retail network more effective and valuable to us by continuing to eliminate dealers associated with high churn subscribers, developing incentives that reward dealers for obtaining longer term, better revenue generating subscribers, and selectively limiting dealer participation in certain sales programs. We are also expanding our marketing of DIRECTV beyond our traditional retail network channels. For instance, we are increasing the size and utilization of our own inside sales force and have or intend to enter into affinity programs and arrangements like certificate programs where we can generate sales through sales-only arrangements in which retailers receive compensation for sales but will not be responsible for equipment delivery and installation.

         o Generate Future Growth By Bundling Additional Digital Satellite Services with Our Distribution of DIRECTV Programming. New digital satellite services, such as digital audio services, broadband multimedia services and mobile satellite services, are or will be increasingly introduced to consumers and businesses in the next five years. We believe that these services, like DBS, should achieve disproportionate success in rural areas. However, because there are limited sales and distribution channels in rural areas, new digital satellite service providers will confront the same difficulties that DBS service providers have encountered in establishing broad distribution in rural areas, as compared to metropolitan areas. We believe that the Pegasus retail network and our other sales channels will enable us to establish relationships with digital satellite service providers that will position us to capitalize on these new opportunities. For more information on these new digital satellite services see -Other Digital Broadband Satellite Services.


         o Develop Our Own Satellite Platform. In August 2001, we were awarded five Ka-band orbital locations by the FCC, including one at 107(degree)W, which will permit service to the entire continental U.S. We are planning to launch two satellites at this location in order to offer the delivery of advanced digital video, audio, and multimedia services, local broadcast station retransmission, and Internet access to consumer and businesses.

Direct Broadcast Satellite Television

         There are currently two nationally branded DBS programming services:
DIRECTV, which is a service of DirecTV, Inc., a subsidiary of Hughes Electronic Corporation, and The DISH Network, which is owned by EchoStar Communications Corporation. Hughes and EchoStar have agreed to merge, which merger if consummated would combine these services. Both DBS programming services are digital satellite services and therefore require that a subscriber install a satellite receiving antenna or dish and a digital receiver. DIRECTV and DISH require a satellite dish of approximately 18 inches in diameter that may be installed by the consumer without professional assistance. As of December 31, 2001, the market shares of DIRECTV and DISH among all DBS subscribers nationally were approximately 61% and 39%, respectively.

DIRECTV

         DIRECTV offers in excess of 225 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via six high power Ku band satellites. We believe that DIRECTV's extensive line up of pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future. DIRECTV reported
1.2 million net subscriber additions in 2001.

DIRECTV Rural Affiliates


         Prior to the launch of DIRECTV's programming service, Hughes Electronics, which was succeeded by its subsidiary DirecTV, Inc., entered into an agreement with the National Rural Telecommunications Cooperative authorizing the National Rural Telecommunications Cooperative to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 National Rural Telecommunications Cooperative members and affiliates initially acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates initially included approximately 9.0 million rural households.

Consolidation of DIRECTV Rural Affiliates

         When DIRECTV was launched in 1994, Pegasus was the largest of the original DIRECTV rural affiliates, with a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. In October 1996, Pegasus Communications first acquired exclusive distribution rights from another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Since October 1996, Pegasus Communications has acquired directly, and indirectly through the April 1998 acquisition of Digital Television Services, Inc. and the May 2000 acquisition of Golden Sky Holdings, Inc., exclusive distribution rights from approximately 166 DIRECTV rural affiliates. Today, Pegasus represents approximately 83% of the DIRECTV exclusive territories held by DIRECTV's rural affiliates, includes approximately 7.5 million homes. There are less than 100 remaining rural affiliates with exclusive DIRECTV territories representing approximately 1.5 million homes. In 2001, we acquired distribution rights from one other DIRECTV rural affiliate. In connection with our ongoing litigation with DirecTV, our ability to consummate acquisitions has been affected by DirecTV's refusal to approve assignments of National Rural Telecommunications Cooperative member agreements for marketing and distribution of DBS services without the imposition of conditions unacceptable to Pegasus.

Proposed Merger of EchoStar Communications Corporation into Hughes Electronics Corporation

         On October 28, 2001, General Motors Corporation and its subsidiary Hughes Electronics Corporation, together with EchoStar, announced that they had signed definitive agreements that provide for the spin-off of Hughes Electronics from General Motors and the merger of EchoStar into Hughes Electronics. The companies have stated that the merged entity would use the EchoStar name and adopt the DIRECTV brand name for its services and retail products. As reported, at December 31, 2001 the merged entity would have had 15.8 million customers, with another approximately 1.9 million customers being served by the National Rural Telecommunications Cooperative and its affiliates, including Pegasus. The spin-off and merger are subject to a number of conditions, including shareholders approval, regulatory clearance under the Hart-Scott-Rodino Antitrust Act of 1976, and approval by the Federal Communications Commission. The companies have stated that they expect the transaction to close in the second half of 2002.

         We are still in the process of evaluating the impacts of the pending merger on our business.

Programming

         DIRECTV programming includes (i) cable networks, broadcast networks (including, where available, local into local channels) and audio services available for purchase in tiers for a monthly subscription, (ii) premium services available a la carte for a monthly subscription, (iii) sports programming (including regional sports networks and seasonal college and major professional league sports packages) available for a yearly, seasonal or monthly subscription and (iv) movies and events available for purchase on a pay-per-view basis.

         Our core programming packages consist of Select Choice, Total Choice and Total Choice Plus. The following is a summary of these programming packages:

         o Select Choice. Package of over 45 popular channels of news, sports and entertainment programming which retails for $24.99 per month.

         o Total Choice. Over 105 channels of entertainment, including 31 commercial free Music ChoiceSM digital audio channels, which retails for $34.99 per month.

         o Total Choice Plus. All the programs included in Total Choice and 12 channels of family oriented programming and 5 additional Music ChoiceSM channels, which retails for $38.99 per month.

In addition to our core programming packages, in designated market areas where local channels are available, subscribers may obtain local network programming for $6.00 per month.

         Pay-per-view movies are generally $3.99 per movie. Movies recently released for pay-per-view are available for viewing on multiple channels at staggered starting times so that a viewer generally would not have to wait more than 30 minutes to view a particular pay-per-view movie.

         Subscribers may also subscribe to various premium services: STARZ!, HBO, Showtime, Cinemax and Sports Pack. Effective February 2002, premium services became available to subscribers at prices based upon the number instead of the type of premium service selected. Prior to this time, pricing was based upon the particular premium selected. As a consequence, under the new pricing methodology, the monthly fees for premium services are $12 for one premium, $22 for two premiums, $31 for three premiums, $39 for four premiums and $46 for five premiums.

Sales and Marketing

         In order to be competitive and generate long term, higher revenue generating subscribers, we are increasingly developing flexibility and variety in our sales programs.

         We offer programs whereby subscribers can purchase equipment from the Pegasus retail network or national retailers. As an alternative to subscribers purchasing a DIRECTV system, under our Pegasus Digital One Plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by credit card, and enjoy the benefits of free service repair. Under this plan, we have title to and own the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card non-return fees.

         Beginning February 1, 2002, we require all of our new subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension, discontinuance or downgrading service, can result in the imposition of cancellation fees intended to reimburse Pegasus in part for its cost of special introductory promotional offers, equipment and installation subsidies and dealer commissions.

         In connection with the sale of DIRECTV programming, we from time to time offer special free or reduced price programming offers. We provide these offers in connection with acquisition of new subscribers or to encourage existing subscribers to try additional programming.

         We also give dealers incentives to sell program offers depending upon the mix of sales offers that we hope to achieve. Dealer incentives include the availability of installation and equipment subsidies, commissions and the payment of flex payments, which can be changed from time to time in accordance with certain business rules that we establish to reward particular dealer behavior.

         Beginning in the second quarter of 2002, we will be instituting a certificate program whereby purchasers can purchase certificates and be entitled to receive certain equipment, including, in some cases equipment at no cost, and programming fee credits based upon the subscriber's credit score at the time of activation. This initiative is intended to minimize our financial exposure to subscribers who are more likely to churn for financial reasons while at the same time providing incentives to attract new subscribers who meet certain credit scoring criteria.

         Many of the markets that we serve are not passed by cable or are passed by older cable systems with limited numbers of channels. We actively market our DIRECTV programming to potential subscribers in this market segment as their primary source of television programming. It is our belief that this market segment will continue to be a source for new Pegasus subscribers in the future.

The Pegasus Retail Network

         The Pegasus retail network is a network of over 3,000 independent satellite, consumer electronics and other retailers serving rural areas. We began the development of the Pegasus retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, the Pegasus retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus retail network has positioned us to:

         o improve the penetration of DIRECTV in the DIRECTV exclusive territories that we now own;

         o assist DIRECTV in improving DIRECTV's DBS market share in rural areas outside of the DIRECTV exclusive territories held by the other DIRECTV rural affiliates; and

         o offer providers of new digital satellite services, such as the digital audio and broadband multimedia satellite services, an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas. For more information regarding Pegasus' new digital satellite services, see -Other Digital Broadband Satellite Services.

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for the sale of certain sales programs, and providing dealer incentive compensation programs that reward dealers for the sales of particular sales programs and the acquisition of better Pegasus Satellite Television subscribers.

         In order to facilitate the acquisition of subscribers by our retail network, Pegasus has entered into certain distribution arrangements with national distributors whereby our dealers can obtain DIRECTV equipment systems with, in some cases, certain equipment subsidies provided by Pegasus.

Other Digital Broadband Satellite Services

         Our research tends to show that there is a significant and growing market for broadband access to the Internet among both consumers and businesses. In metropolitan areas, we believe that satellite broadband services will compete with cable modem and telephone company DSL broadband services. However, in many rural and underserved areas, cable modem or DSL broadband access services are not currently available and broadband Internet access will likely be available only via satellite and terrestrial wireless broadband access for the foreseeable future. Because of our previous success in introducing DBS services to rural and underserved areas, we believe that we will be well situated to introduce satellite based broadband Internet access to rural and underserved areas, though we cannot assure you that we will be successful.

         In May 2001, Pegasus Communications introduced Pegasus Express, a new high speed satellite broadband Internet access service to consumers. The first Pegasus Express service launched was "Pegasus Express powered by DirecWay" pursuant to a July 19, 2000 agreement with Hughes Network Systems, a unit of Hughes Electronics Corporation, which also owns DirecTV. The service requires users to install a two way satellite dish and USB connected satellite modem and offers users 400 kilobits-per-second downstream Internet access speeds via satellite, as opposed to a maximum of 56 kilobits-per-second currently available through dial-up modems. Our ability to offer Pegasus Express powered by DirecWay is not limited to the territories in which we offer DIRECTV. As of December 31, 2001, we had approximately 5,100 "Pegasus Express powered by DirecWay" subscribers. Aside from offering "Pegasus Express powered by DirecWay," we anticipate delivering Internet services through technology not based on DirecWay and offering services to businesses.

Broadcast Television

         Pegasus owns or operates eleven TV stations affiliated with Fox, UPN, or the WB located in the Jackson, Mississippi; Chattanooga, Tennessee; Gainesville, Florida; Tallahassee, Florida; Wilkes-Barre/Scranton, Pennsylvania; Portland, Maine; and Mobile, Alabama/Pensacola, Florida markets. We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, UPN and the WB, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and accordingly afford us greater opportunities for increasing their revenue share. In addition, we have entered into "local marketing agreements" in markets where we already own a station. These agreements, which allow us to program the broadcast hours of a station we do not own and to sell the advertising for that time, provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC has adopted changes to its ownership rules which in most instances would prohibit us from expanding in our existing markets through local marketing agreements and may require us to modify or terminate our existing agreements. We have entered into local marketing agreements to program one station as an affiliate of Fox, two stations as affiliates of the WB network and one station as an affiliate of UPN.

New Business Development Initiatives

         Ka-band License. On August 2, 2001, the FCC awarded Pegasus Development Corporation a license to launch and operate Ka-band geostationary satellites at five different orbital locations, 117(Degree)W, 107(Degree)W, 43(Degree)W, 28(Degree)E, and 107.5(Degree)E. Two of these orbital locations, 117(Degree)W and 107(Degree)W, permit service to the entire continental U.S. The other three are primarily for service outside of the United States and are capable of providing services to Africa, Latin America, Europe and Asia. Geostationary satellite systems are capable of providing two way, "always on," high speed or broadband Internet access directly to residential and small office/home office consumers as well as high quality video and audio services channels.

         Pegasus Development's license, like other FCC-issued licenses for satellites capable of providing international service, is subject to successful international technical coordination with other entities whose prospective satellite operations might cause interference to, or suffer interference from, Pegasus Development's proposed operations in the absence of technical coordination. The FCC imposed the following milestones on Pegasus Development:

                           ------------------------ --------------------------- -------------------------------
                              Commence Construction        Orbital                    Launch and Operate
                                 Milestone                Location(s)                      Milestone

-------------------------- ------------------------ --------------------------- -------------------------------
First Satellite            August 2002                     107(Degree)W                   March 2003
-------------------------- ------------------------ --------------------------- -------------------------------
Remaining Satellites       August 2003                    117(Degree)W,                   July 2005
                                                     43(Degree)W, 28(Degree)E,
                                                        and 107.5(Degree)E
-------------------------- ------------------------ --------------------------- -------------------------------

         We are planning for the launch of two satellites from the 107(Degree)W location in order to offer the delivery of advanced digital video, audio, and multimedia services, local broadcast station retransmission, and Internet access to consumers and businesses.

         At this time, Pegasus has issued a request-for-proposal for two satellites to be built on a schedule that complies with the license milestones. In the second quarter of 2002, Pegasus may award and enter into contracts relating to these satellites. Pegasus projects that the design, construction, launch and related insurance costs associated with the first satellite could exceed $250 million. The costs associated with the second satellite would likely be less. Additional costs associated with the project will consist of development of the ground segment, which will include the building of uplink earth stations. It is projected that a complete deployment of the ground segment may exceed $500 million, although we believe that launch of a competitive service can be accomplished with an investment of less than $100 million. In addition to space and ground segment costs, the actual operation of a satellite service would require additional expense, principally after the commencement of service. In order to reduce or defer expenses, we may initially authorize construction of a single satellite and associated ground equipment. Pegasus expects to finance the development of its 107(degree)W license through a combination of vendor financing and debt and equity investments.


         Although the FCC order issuing the Ka-band licenses indicated that the 107(degree)W license must be in use by March 2003, it may be possible for Pegasus Development to extend the March 2003 milestone until March 2005. To do so, Pegasus must provide the FCC, before September 9, 2002, with information demonstrating good cause to request an International Telecommunication Union extension on the grounds specified in the International Telecommunication Union Radio Regulations. Such grounds include launch failure, launch delays due to circumstances outside the control of the operator, delays caused by modifications of satellite design necessary to reach coordination agreements, problems in meeting the satellite design specifications, delays in reaching coordination after a request for ITU Radiocommunication Bureau assistance, financial circumstances outside the control of the operator, and force majeure events. There can be no assurance that the extension will be granted.

         Guard Band Licenses. We have not fully developed our plans for use of the guard band licenses in our business at this time. For more information about these licenses, see -Guard Band Licenses.

         Pending Multichannel Video Distribution and Data Service Application. Pegasus Development is one of two applicants currently competing for FCC licenses to a nationwide allocation of 500 MHz of spectrum to operate a terrestrial radio system in the 12.2-12.7 GHz band, though there is a third applicant seeking to provide service only in several Midwest states. There is a proceeding pending at the FCC to establish technical service and licensing rules for this service. In addition, there are petitions currently pending before the FCC seeking reconsideration of the FCC's decision to authorize this service in the 12.2-12.7 GHz spectrum. There may be additional future applicants for these licenses, and the FCC may use an auction to select licensees. The FCC has decided that the spectrum may be used for video programming and data services. Pegasus Development filed the application for the purpose of providing these services, including local television broadcast signals throughout the United States. A full build-out of the radio system as specified in the application will require construction of transmitting sites in over 2,000 markets throughout the country. Because the proposed services would operate in the frequency band authorized for use by DBS licensees, Pegasus Development has proposed to operate on a secondary basis to protect direct broadcast licensees and their customers.

         DBS operators, such as DirecTV and EchoStar, and others have opposed the allocation of spectrum for this service. Northpoint Technology, Ltd., another applicant for this service, and others have opposed the application of Pegasus Development. Because the FCC has not yet adopted specific technical or service rules or conducted a licensing proceeding, there can be no assurance that the FCC will permit Pegasus Development to provide terrestrial service in the 12.2-12.7 GHz band. There can be no assurance that the FCC will grant Pegasus Development's application, and even if the FCC grants the application, it may put restrictions on the licenses that could materially impair the use of the licenses.

Competition

         Pegasus Communications' DBS business competes with a number of different sources which provide news, information and entertainment programming to consumers, including:

         o EchoStar;

         o internet companies;

         o local television broadcast stations that provide off air programming which can be received using a roof top antenna and television set;

         o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments;

         o cable television systems;

         o wireless program distribution services, commonly called wireless cable systems, which use low power microwave frequencies to transmit video programming over the air to subscribers;

         o other operators who build and operate communications systems in the same communities that Pegasus serves;

         o movie theaters; and

         o home video products.

Each of these may be able to offer more competitive packages or pricing than Pegasus or DirecTV can provide. In addition, the DBS industry is still evolving and recent or future competitive developments could adversely affect Pegasus' direct satellite business.

         Our TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with cable operators and other advertising media. Cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

         In addition, the markets in which Pegasus operates are in a constant state of change due to technological, economic and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or its possible effects on its businesses. For more potential risks related to competition, see--Risk Factors --Other Risks of Our Business--We Face Significant Competition; the Competitive Landscape Changes Constantly.

Employees

         As of December 31, 2001, we had 1,041 full time and 427 part time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Direct Broadcast Satellite Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of DBS reception equipment and with United States Satellite Broadcasting Company, Inc. for the sale of five transponders on the first satellite. In an agreement concluded in 1994, Hughes offered members and affiliates of the National Rural Telecommunications Cooperative the opportunity to become the exclusive providers of certain DBS services using the DIRECTV satellites at the 101(degree) W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. National Rural Telecommunications Cooperative members and affiliates that participated in its DBS program acquired the rights to provide the DBS services described above in their service areas. The service areas purchased by participating National Rural Telecommunications Cooperative members and affiliates comprise approximately nine million television households and were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the National Rural Telecommunications Cooperative, participating through agreements in its DBS program. The agreement between Hughes (and DirecTV as its successor) and the National Rural Telecommunications Cooperative, and related agreements between the National Rural Telecommunications Cooperative and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the DBS services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DirectTV. In addition, the participating members and affiliates are required to reimburse DirecTV for their allocable shares of certain common expenses, such as programming, satellite specific costs and expenses associated with the billing and authorization systems, and to remit to DirecTV a 5% fee on subscription revenues.

         DirecTV has disputed the extent of the rights held by the participating National Rural Telecommunications Cooperative members and affiliates. See--Legal Proceedings--DirecTV Litigation. Those disputes include the rights asserted by participating members and affiliates:

         o to provide all services offered by DirecTV that are transmitted over 27 frequencies that the FCC has authorized for DirecTV's use for a term running through the life of satellites at the 101(degree) W orbital location;

         o  to provide certain other services over the satellites; and

         o to have the National Rural Telecommunications Cooperative exercise a right of first refusal to acquire comparable rights in the event that DirecTV elects to launch successor satellites upon the removal of the satellites from their orbital location at the end of their lives.

         Even if Pegasus Communications and the National Rural Telecommunications Cooperative prevail on their claims relating to right of first refusal, the financial terms of the right of first refusal are likely to be the subject of negotiation and Pegasus Communications is unable to predict whether substantial additional expenditures by the National Rural Telecommunications Cooperative will be required in connection with the exercise of such right of first refusal.

         The agreements between the National Rural Telecommunications Cooperative and participating National Rural Telecommunications Cooperative members and affiliates terminate when the DIRECTV satellites are removed from their orbital location at the end of their lives. Our agreements with the National Rural Telecommunications Cooperative may also be terminated as follows:

         o If the agreement between DirecTV and the National Rural Telecommunications Cooperative is terminated because of a breach by DirecTV, the National Rural Telecommunications Cooperative may terminate its agreements with us, but the National Rural Telecommunications Cooperative will be responsible for paying to us our pro rata portion of any refunds that the National Rural Telecommunications Cooperative receives from DirecTV.

         o If we fail to make any payment due to the National Rural Telecommunications Cooperative or otherwise breach a material obligation of our agreements with the National Rural
            Telecommunications Cooperative, the National Rural
            Telecommunications Cooperative may terminate our agreement with the National Rural Telecommunications Cooperative in addition to exercising other rights and remedies against us.

         o If the National Rural Telecommunications Cooperative's agreement with DirecTV is terminated because of a breach by the National Rural Telecommunications Cooperative, DirecTV is obligated to continue to provide DIRECTV programming to Pegasus by assuming the National Rural Telecommunications Cooperative's rights and obligations under the National Rural Telecommunications Cooperative's agreement with DirecTV or under a new agreement containing substantially the same terms and conditions as the National Rural Telecommunications Cooperative's agreement with DirecTV.

         We are not permitted under our agreements with the National Rural Telecommunications Cooperative to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the National Rural Telecommunications Cooperative and DirecTV, which consents cannot be unreasonably withheld.

         The National Rural Telecommunications Cooperative has adopted a policy requiring any party acquiring DIRECTV distribution rights from a National Rural Telecommunications Cooperative member or affiliate to post a letter of credit to secure payment of National Rural Telecommunications Cooperative's billings when acquisitions occur and when monthly payments to the National Rural

Telecommunications Cooperative exceeds a specified amount. Pursuant to this policy, subsidiaries of Pegasus Communications have posted at December 31, 2001 letters of credit of approximately $59.0 million. Although this requirement can be expected to reduce borrowing capacity available to us under our revolving credit facility, we expect this reduction to be manageable. There can be no assurance, however, that the National Rural Telecommunications Cooperative will not in the future seek to institute other policies, or to change this policy, in ways that would be material to us.

         On August 9, 2000, two of our subsidiaries, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. entered into agreements with DirecTV to provide seamless marketing and sales for DIRECTV retailers and distributors and to provide seamless customer service to all of our existing and prospective customers pursuant to a seamless marketing program agreement and a seamless consumer program agreement, respectively. Under the terms of the seamless marketing program agreement, the parties agreed to reimburse each other the costs incurred in the activation of new customers in their respective territories and dealers receive compensation regardless of where a customer activates service. The seamless marketing agreement has become the subject of litigation between us and DirecTV and we exercised our rights to terminate the agreement on July 13, 2001. For more information concerning the on-going litigation pertaining to the seamless marketing agreement, see ITEM 3: Legal Proceedings--DirecTV Litigation--Pegasus Satellite Television and Golden Sky Systems.

         The seamless consumer program agreement allows us to provide customers more expansive service selection during activation and a simplified and consolidated billing process. In particular, we have the right to provide our customers with video services currently distributed by DirecTV from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax and The Movie Channel, which are the subject of litigation between DirecTV and Pegasus Satellite, as well as sports programming and local TV stations. Under the seamless consumer program agreement, we retain 10% to 20% of the revenues associated with these additional programming services. The agreement is terminable by DirecTV on 90 days notice.

Guard Band Licenses

         In September 2000, as part of an auction process, the FCC announced that Pegasus Guard Band was the high bidder for 31 guard band licenses in consideration of a payment of $91.6 million. On December 21, 2000, the FCC granted Pegasus Guard Band the licenses for these frequencies. In a February 2001 reauction of certain guard band licenses that were not granted in the original September 2000 auction, Pegasus Guard Band was the higher bidder on three additional licenses for aggregate consideration of $3.8 million. On June 6, 2001, the FCC granted Pegasus Guard Band the licenses for these three additional frequencies.

         The guard band licenses are located in the 700 MHz frequency band between the portion of the 700 MHz spectrum reserved for public safety operations and the portion allocated for commercial wireless services. The FCC's rules limit the power levels, height of facilities, types of systems and the uses that may be employed for these guard bands in order to reduce the possibility of harmful interference to either the public safety operations or commercial wireless services. Formerly, the 700 MHz frequency band was reserved for use by UHF television channels 60 through 69 until the FCC reallocated 36 MHz of this spectrum for commercial use and 24 MHz for public safety use at the direction of Congress. Currently, incumbent television broadcasters operate in portions of the spectrum and are permitted by statute to continue operations until their markets are converted from analog to digital television. This conversion is an ongoing effort that may not be fully completed until at least December 31, 2006.

         Of the 34 guard band licenses, 32 are designated as "A" licenses, which means that each license is 2 MHz consisting of a pair of 1 MHz guard band frequencies. These licenses include major economic areas such as Boston, Chicago, Detroit, New York City, Philadelphia, Pittsburgh, Portland, San Francisco/Oakland and Seattle. Two of the licenses are "B" licenses of 4 MHz, consisting of a pair of 2 MHz guard band frequencies, in each of the major economic areas in the country. The term of Pegasus Guard Band's licenses runs through January 1, 2015, unless Pegasus Guard Band uses the licenses to provide new broadcast type operations beginning on or before January 1, 2006, in which case it will be required to renew the license eight years after the beginning of these new broadcast type operations.

         As manager of the guard band licenses, Pegasus Guard Band must lease at least 50.1% of the licensed spectrum in a geographic area to unaffiliated parties on a for profit basis. Pegasus Guard Band may not lease more than 49.9% of the licensed spectrum in any geographic area to its own affiliates. Pegasus Guard Band may subdivide its spectrum in any manner it chooses and make it available to system operators or directly to end users for fixed or mobile communications, consistent with the frequency coordination and interface rules specified for the bands.

         Under applicable performance requirements, by January 1, 2015, Pegasus Guard Band must provide substantial service to the service areas covered by its guard band licenses. The FCC's rules provide for a presumption of substantial service if the licensee either leases a predominant amount of the licensed spectrum in at least 50% of the geographic area covered by the license or provides coverage to at least 50% of the service area's population. We cannot assure you that we will be able to provide substantial service according to the FCC's requirements. Pegasus Guard Band must also monitor all compliance and interference protection standards for its guard band licenses. These requirements include complying with, and ensuring that licensees comply with, limits on out of band emission levels, providing mandatory advanced notification of technical parameters to nearby guard band users and public safety frequency coordinators and cooperating with officials and other guard band managers to resolve problems.

         We have not fully developed our plans for use of the guard band licenses in our business at this time.

Legislation and Regulation

         In February 1996, Congress passed the Telecommunications Act, which substantially amended the Communications Act. This legislation has altered and will continue to alter federal, state and local laws and regulations affecting the communications industry, including Pegasus Communications and certain of the services provided by Pegasus Communications.

         On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which amended the Satellite Home Viewer Act. This Act, for the first time, permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming.

         Unlike a cable operator or a common carrier (such as a telephone company), DBS operators such as DirecTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DirecTV and, therefore, affect Pegasus Satellite. As an operator of a privately owned U.S. satellite system, DirecTV is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

         o the licensing of individual satellites (i.e., the requirement that DirecTV meet minimum financial, legal and technical standards);

         o  avoidance of interference with radio stations; and

         o compliance with rules that the FCC has established specifically for DBS licenses, including rules that the FCC is in the process of adopting to govern the retransmission of television broadcast stations by DBS operators.

         As a distributor of television programming, DirecTV is also affected by numerous other laws and regulations. The Telecommunications Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services and that criminal penalties may be imposed for piracy of direct-to-home satellite services. The Telecommunications Act also offers direct-to-home operators relief from private and local government imposed restrictions on the placement of receiving antennae. In some instances, direct-to-home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules or restrictive property covenants banning the installation of antennae on or near homes. The FCC has promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The Telecommunications Act also preempted local (but not state) governments from imposing taxes or fees on direct-to-home services, including DBS.

         In addition to regulating pricing practices and competition within the franchise cable television industry, the Communications Act is intended to establish and support existing and new multi-channel video services, such as wireless cable and direct-to-home, and to provide subscription television services. DirecTV and Pegasus Communications have benefited from the programming access provisions of the Communications Act and implementing rules in that DirecTV has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Communications Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DirecTV in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DirecTV's ability to acquire programming on a cost effective basis, which would have an adverse impact on Pegasus Communications. The prohibition on exclusive programming contracts between cable affiliated programmers and cable operators will expire in October 2002 unless the FCC extends such restrictions.

         The FCC has adopted rules imposing public interest requirements for providing video programming on direct-to-home licensees, including, at a minimum, reasonable and non-discriminatory access by qualified federal candidates for office at the lowest unit rates and the obligation to set aside four percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature. Within this set aside requirement, direct-to-home providers must make capacity available to "national educational programming suppliers" at rates not exceeding 50% of the direct-to-home provider's direct costs of making the capacity available to the programmer.

         SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The new law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, Pegasus' television stations are generally entitled to seek carriage on any DBS operator's system providing local-into-local service in their respective markets.

         SHVIA creates a new statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this new license, eligibility for the license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such "local" broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

         The amendments to the Communications Act contained in SHVIA provide that, until May 29, 2000, a DBS operator was permitted to retransmit a broadcast television station to satellite subscribers in the station's local market without the station's consent. Beginning May 29, 2000 and continuing until December 31, 2001, satellite carriers were able to carry local television stations on a station by station basis if a retransmission consent agreement has been reached. As of January 1, 2002, a satellite carrier that relies on the statutory copyright license to retransmit a broadcast station to subscribers in the station's local market is required to retransmit any other broadcast station in that market that has elected to assert its right to mandatory carriage and has so notified the satellite carrier. Broadcast stations in markets where a satellite carrier is retransmitting a local signal were required to make their election by July 1, 2001; carriers receiving such notice have 30 days to respond. The initial election remains in effect until December 31, 2005; thereafter, broadcasters will make new elections every three years. In December 2001, the U.S. Court of Appeals for the 4th Circuit rendered a decision upholding the carry one, carry all provisions of SHVIA; however, that decision has been appealed to the Supreme Court.

         Other provisions contained in SHVIA address the retransmission by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A DBS provider may retransmit such "distant" broadcast stations affiliated with the national broadcast television networks to those subscribers meeting certain specified eligibility criteria which the FCC is directed to implement. The primary determinant of a subscriber's eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. As required by SHVIA, the FCC also has adopted rules subjecting the satellite retransmission of certain distant stations to program "blackout" rules. These rules are similar to rules currently applicable to the retransmission of distant broadcast television stations by cable systems. The FCC has commenced a proceeding to consider the application of these rules to the carriage of digital signals.

         SHVIA also makes a number of revisions to the statutory copyright license provisions applicable to the retransmission of distant broadcast television stations to satellite service subscribers. These changes include reducing the monthly per subscriber royalty rate payable under the distant signal compulsory copyright license and creating a new compulsory copyright license applicable to the retransmission of a national PBS programming feed. The compulsory copyright license applicable to the retransmission of distant broadcast signals to satellite service subscribers will expire on January 1, 2005, unless it is extended by Congress. If the license expires, DBS operators will be required to negotiate in the marketplace to obtain the copyright clearances necessary for the retransmission of distant broadcast signals to satellite service subscribers.

         The final outcome of ongoing and future FCC rulemakings, and of any litigation pertaining thereto, cannot yet be determined. Any regulatory changes could adversely affect Pegasus Communications' operations. Must carry requirements could cause the displacement of possibly more attractive programming.

         The foregoing does not purport to describe all present and proposed federal regulations and legislation relating to the DBS industry.

Risk Factors

         We Have a History of Substantial Losses; We Expect Them to Continue; Losses Could Adversely Affect Our Access to Capital Markets

         We have never made a profit, except in 1995, when we had a $10.2 million extraordinary gain. In 2001, 2000 and 1999, we incurred losses from continuing operations of $276.6 million, $213.7 million and $184.2 million, respectively. We do not expect to have net income for the foreseeable future because of interest expense on our debt and because of amortization associated with intangible assets. Our interest and amortization expenses were $136.3 million and $245.4 million, respectively, for 2001, $122.1 million and $187.1 million, respectively, for 2000 and $64.9 million and $84.2 million, respectively, for 1999.

         We Have a Substantial Amount of Indebtedness; Our Indebtedness Could Adversely Affect Our Business, Operating Results and Financial Condition

         We have a significant amount of indebtedness. Our indebtedness could have important consequences for you. For example, it could:

         o increase our vulnerability to generally adverse economic and industry conditions;
         o require us to dedicate a substantial portion of our cash to pay indebtedness, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions and other activities;
         o limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
         o place us at a competitive disadvantage compared to our competitors that have less debt.

         The following shows certain important information about us.

                                                                       Actual
                                                                at December 31, 2001
         (dollars in thousands)                                 --------------------
         Total long term debt, including current portion             $1,338,651

         Total common stockholders' equity                             $296,002

         Debt to equity ratio                                               4.5

         Our earnings were inadequate to cover our combined fixed charges and preferred stock dividends by $486.5 million, $375.9 million and $200.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         We and Our Subsidiaries May Still Be Able to Incur Substantially More Debt Which Could Exacerbate the Risks Described Above

         We and our subsidiaries may be able to incur substantial additional indebtedness. If new debt is added to our current debt levels, the risks described above that we now face could intensify. At December 31, 2001, the revolving credit facility of Pegasus Media & Communications would permit additional borrowings of up to $59.1 million.

         We May Not Be Able to Generate Enough Cash to Service Our Debt

         Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other facts, including the other risks described below, that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt. Net cash used by our operating activities was $131.4 million, $58.6 million and $84.3 million for 2001, 2000, and 1999, respectively.

         At December 31, 2001, our total long term debt was $1.3 billion, of which $8.7 million was due within 12 months. As of December 31, 2001, we believe available cash on hand and availability under our credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months. See
ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

         We cannot assure you that:

         o  our business will generate sufficient cash flow from operations; or
         o future borrowings will be available to us in amounts sufficient to pay our indebtedness, or to fund other liquidity needs.

         We May Lose Customers if Satellite and Direct Broadcast Satellite Technology Fails or is Impaired

         If any of the DIRECTV satellites are damaged or stop working partially or completely, DirecTV may not be able to continue to provide its customers with programming services. We would in turn likely lose customers, which could materially and adversely affect our operations, financial performance and our ability to pay our debt obligations or pay dividends on our preferred stock.

         DBS technology is highly complex and is still evolving. As with any high technology product or system, it may not function as expected. For example, the satellites at the 101(degree) W orbital location may not last for their expected lives. In July 1998, DirecTV reported that the primary spacecraft control processor failed on one of their satellites, DBS-1. As it was designed to do, the satellite automatically switched to its on-board spare processor with no interruption of service to DIRECTV subscribers. A more substantial failure of the DIRECTV DBS system could occur in the future.

         Events at DirecTV Could Adversely Affect Us

         Although we are engaged in other digital broadband satellite services and broadcast television services, our primary source of revenue is derived from our distribution of DirecTV's DBS programming. For the years ended December 31, 2001, 2000 and 1999, approximately 96%, 94% and 89%, respectively, of our total revenue resulted from our distribution of DIRECTV or activities substantially related to this distribution.

         Because we are an intermediary for DirecTV, events we do not control at DirecTV could adversely affect us. One of the most important of these is DirecTV's ability to provide programming that appeals to mass audiences. DirecTV generally does not produce its own programming; it purchases programming from third parties. DirecTV's success - and accordingly ours - depends in large part on its ability to select popular programming sources and acquire access to this programming on favorable terms. We have no control or influence over this. If DirecTV is unable to retain access to its current programming, we cannot assure you that DirecTV would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to its existing programming. If DirecTV is unable to continue to provide desirable programming, we would be placed at a competitive disadvantage and may lose customers and revenues.

         Because DirecTV is a subsidiary of Hughes Electronics Corporation, which in turn is a subsidiary of General Motors Corporation, events at General Motors and Hughes Electronics may impact DirecTV and could adversely affect us. On October 28, 2001, General Motors and Hughes Electronics together with EchoStar Communications Corporation announced that they had signed definitive agreements that provide for the spin-off of Hughes Electronics from General Motors and the merger of EchoStar into Hughes Electronics. The spin-off and merger are subject to a number of conditions, including shareholder approval, regulatory clearance under the Hart-Scott-Rodino Antitrust Act of 1976, and approval by the Federal Communications Commission. The companies have stated that they expect the transaction to close in the second half of 2002. We are evaluating the effects of this transaction upon our business, but are unable to predict the full scope and nature of the effect of the transaction at this time.

         For further information regarding events at DirecTV, see -Proposed Merger Between EchoStar Communications Corporation and Hughes Electronic Corporation.

         Programming Costs May Increase, Which Could Adversely Affect Our Direct Broadcast Satellite Business

         Program suppliers could increase the rates they charge DirecTV for programming, increasing our costs. Increases in programming costs could cause us to increase the rates we charge customers and, as a result, we could lose customers.

         FCC regulations require programming suppliers affiliated with cable companies to provide programming to all multi-channel distributors - including DirecTV - on nondiscriminatory terms. Some of the rules implementing this law are scheduled to expire on October 5, 2002. If these rules are not extended, DirecTV could lose its access to programming, including prime-time programming. If a significant amount of programming becomes unavailable, we may lose customers and our revenues and financial performance could be adversely affected.

         Our Ability to Provide DIRECTV Products May Be Limited by the Outcome of Litigation with DirecTV

         Our ability to offer DIRECTV may be affected by the outcome of litigation between DirecTV and the National Rural Telecommunications Cooperative and between DirecTV and us. DirecTV has filed counterclaims in this litigation in which it is contesting the term of our and the National Rural Telecommunications Cooperative's agreements. DirecTV is contending that the term of its agreement with the National Rural Telecommunications Cooperative and the National Rural Telecommunications Cooperative's agreement with us is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, while it is our position that the term is measured by the orbital lives of other DIRECTV satellites at the 101(Degree)W orbital location. In addition, in its counterclaim, DirecTV is also contesting the scope and term of a right of first refusal provided to the National Rural Telecommunications Cooperative in its agreement with DirecTV, and whether we have any right of first refusal in our agreements with the National Rural Telecommunications Cooperative.

         If DirecTV were to succeed in its counterclaims, the initial term of the agreements could be significantly shorter than we believe is provided for in the agreements. Exactly how much shorter is not possible to predict because it depends on the orbital lives of the respective satellites. In addition, we may not have a right of first refusal to distribute DIRECTV services after this initial term.

         Based upon the outcome of this litigation, we may or may not be able to continue offering DIRECTV products after the initial term of our agreement with the National Rural Telecommunications Cooperative. As a result, the outcome of this litigation could have a material adverse effect on our DBS business. Furthermore, if we can continue to offer DIRECTV products after the initial term of our agreement with the National Rural Telecommunications Cooperative, we cannot predict what it will cost us to do so.

         The outcome of this litigation may also be impacted by the pending merger of EchoStar into Hughes Electronics. For further information regarding this pending transaction, see - Proposed Merger of EchoStar Communications Corporation into Hughes Electronics Corporation.

         The Effect of Federal Satellite Television Legislation on Our Business Is Unclear

         On November 29, 1999, The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") became law. SHVIA addresses many of the issues between the broadcast television networks and the DBS industry regarding retransmission of network programming to DBS subscribers. Generally, SHVIA permits the DBS industry to retransmit the signal of a broadcast television station to subscribers in the station's local market, subject to certain conditions. To that end, SHVIA grants DBS providers a compulsory copyright license to retransmit a local television station's signal back into the station's local market. In return for this compulsory license, if a DBS provider retransmits the signal of one local station it must also retransmit every other local television station in the market that requests carriage. This requirement is often referred to as "carry one, carry all." In addition, SHVIA also extends, through December 31, 2004, the industry's statutory copyright license to retransmit distant broadcast television programming and establishes the royalty rate applicable to such retransmissions. In the case of the retransmission of distant network programming, SHVIA preserves and clarifies the limitation that such retransmissions be made only to subscribers in "unserved" areas. SHVIA also directs the FCC to adopt regulations implementing various conditions and requirements applicable to the retransmission of broadcast television signals by a satellite carrier.

         Several entities, including DirecTV and EchoStar, have challenged the "carry one, carry all" aspect of SHVIA. Proceedings relating to this legislation currently are pending at the FCC and in the federal courts, arguing that the must carry provisions of SHVIA rules are unconstitutional. In December 2001, the U.S. Court of Appeals for the 4th Circuit rendered a decision upholding the carry-one, carry-all provisions of the rules; however, this decision has been appealed to the Supreme Court. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time.

         We Could Lose Money Because of Signal Theft

         If signal theft becomes widespread, our revenues would suffer. Signal theft has long been a problem in the cable and DBS industries, and, while DirecTV uses encryption technology in an attempt to prevent people from receiving programming without paying for it, the technology is not foolproof and even as the technology has changed, it may be compromised.

         We Could Lose Revenues if We Have Out of Territory Subscribers

         While we have exclusive rights to distribute DIRECTV products in our territories, our agreements with the National Rural Telecommunications Cooperative, and its agreement with DirecTV, do not allow us to have customers outside our territories. If it turns out that large numbers of our subscribers are not in our territories, we would lose substantial revenues when we disconnect them, we could owe DirecTV revenue we previously collected from them, and it might be grounds for DirecTV to terminate our distribution rights. We could also face legal consequences for having subscribers in Canada, where DIRECTV reception is illegal.

         Direct Broadcast Satellite Services Face Competition from Cable
         Operators

         One of the competitive advantages of DBS systems is their ability to provide customers with more channels and a better quality digital signal than traditional analog cable television systems. Many cable television operators have made significant investments to upgrade their systems from analog to digital, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their customers. As a result of these upgrades, cable television operators have begun to compete on a more extensive basis with DBS providers. Nationwide, DBS served approximately 17.6 million households in 2001, compared to approximately 13.7 million households served by digital cable television operators. We anticipate that near term projections for DBS subscriptions will remain ahead of those projections for cable television operators, however, we cannot be certain that DBS services will continue to surpass digital cable services in the long term. Cable television operators have a large, established customer base, and many cable operators have significant investments in, and access to, programming. If competition from cable television operators should increase in the future, we could experience a decrease in our number of subscribers or increased difficulty in landing new subscriptions.

         Direct Broadcast Satellite Equipment Shortages Could Adversely Affect Our Direct Broadcast Business

         There have been periodic shortages of DBS equipment and there may be shortages in the future. During such shortages, we may be unable to accept new subscribers and, as a result, potential revenue could be lost. If we are unable to obtain DBS equipment, or if we cannot obtain such equipment on favorable terms, our subscriber base and revenues could be adversely affected.

         The Outcome of Proceedings to Implement Industry Regulations and to Approve and Maintain FCC Licenses Could Adversely Affect Our Business

         The DBS industry is subject to regulation by the FCC and, to a certain extent, by international, state and local authorities. The Federal Communications Act of 1934 ("Communications Act") established the FCC and gave the agency the broad authority to regulate the use of the radio spectrum. Based on the Communications Act, as amended, the FCC has general authority to promulgate rules and regulations in order to ensure that the spectrum is used in an efficient manner, consistent with the public interest, convenience and necessity. In addition, in response to technological, economic, social and political changes in the past seventy years, Congress has continued to shape the Commission's role in spectrum management by amending the Communications Act through numerous subsequent statutes. In addition, FCC proceedings to implement the Communications Act are ongoing, and we cannot predict the outcomes of these proceedings or their effect on our business. DirecTV depends on FCC licenses to operate its digital broadcast satellite service. If the FCC cancels, revokes, suspends, or fails to renew any of these licenses it could have a harmful effect on us.

         We Face Significant Competition; the Competitive Landscape Changes Constantly

         Our DBS business faces competition from other multi-channel programming distributors, including other DBS operators, direct-to-home distributors, cable operators, wireless cable operators, Internet and local and long distance telephone companies, which may be able to offer more competitive programming packages or pricing than we or DirecTV can provide. We believe competition may increase as cable operators continue to upgrade their systems to offer digital signals and high speed internet access to customers. For more information related to competition from cable operators, see - Risk Factors - Risks of Our Direct Broadcast Satellite Business - Direct Broadcast Satellite Services Face Competition from Cable Operators above. In addition, the DBS industry and the multi-channel programming distribution industry are in a constant state of technological, economic and regulatory change and we are unable to predict what forms of competition will develop in the future, the extent of such competition or its possible effects on our businesses.

         Competition may also be affected by consolidation among communications providers. In particular, we are unable to predict the effect on us of the pending merger of EchoStar into Hughes Electronics. For further information regarding this pending transaction, see - Proposed Merger of EchoStar Communications Corporation into Hughes Electronics Corporation.

         We may not be able to make Strategic Acquisitions; Acquisitions Could Disrupt Our Business and Affect Our Results of Operations

         We cannot assure you that we will continue to be able to identify suitable acquisitions or investment opportunities. Even if we do, we may not be able to make acquisitions or investments on commercially acceptable terms, if at all.

         If we acquire a company, we may have difficulty assimilating its businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our results of operations. In addition, we may incur additional debt or be required to issue equity securities to pay for future acquisitions or investments. If we finance an acquisition by borrowing, we would increase our already high leverage and interest expense, and if we issue securities in connection with future acquisitions, the issuance could be dilutive to our stockholders.

         We May Incur Significant Costs in Pursuing New Business Initiatives Which May Not Be Successful

         The telecommunications industry is characterized by rapid technological change. In our industry, we face evolving industry and regulatory standards, changing market conditions and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new regulatory standards can make existing products or products under development obsolete or unmarketable. In order to grow and remain competitive, we will need to adapt to these rapidly changing technologies, enhance our existing products, and introduce new products to address our customers' changing demands.

         A number of factors could prevent or inhibit us from providing these products, including technological issues, our ability to obtain favorable FCC approval and our ability to obtain the financing necessary to complete the development of these products. In addition, these new products must meet the requirements of our current and prospective customers and must achieve significant market acceptability. If we fail to anticipate or respond on a cost effective and timely basis to technological developments, changes in industry and regulatory standards or custom requirements, or if we have any significant delays in product development or introduction, our business, operating results and financial condition could be affected in a material adverse way.

         New product development often requires long term forecasting of market trends, development and implementation of new technologies and processes and a substantial capital commitment. On August 2, 2001, the FCC awarded us a license to launch and operate Ka-band geostationary satellites at five different orbital locations. We are planning for the launch of two satellites in order to offer the delivery of advanced digital video, audio and multimedia services, local broadcast station retransmission and internet access to consumers and businesses. Our license requires that we enter into a non-contingent contract for construction on our first satellite by August 2002, and the remaining satellites by August 2003. In addition, we must launch and operate our first satellite by March 2003 and launch and operate the remaining satellites by July 2005. We may seek to extend the launch and operational milestones for the first satellite, but there is no guarantee that any extension will be granted. Our license also requires that we coordinate our use of the slots and spectrum with other existing or potential licensees of other ITU signatory administrations. Such coordination is required to ensure that harmful interference is not caused to other satellite systems. There can be no assurance that our proposed operations can be coordinated successfully. Failure to conclude such coordination at one or more of our licensed slots could have a material adverse impact on our business plan. At December 31, 2001, we have expended approximately $2.3 million in the development of these Ka-band geostationary satellites, including seeking licenses from the FCC and planning for the design, construction or procurement and launch of the satellites. We cannot assure you that all of our expenditures will result in the successful construction or procurement and launch of these satellites or the successful development, marketing and sale of products associated with the operation of these satellites.

         Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business

         Terrorist attacks in New York and Washington, D.C. in September 2001 disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe or new acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (1) delays or cancellations of customer orders,
(2) a general decrease in consumer spending on satellite broadcast and information technology, (3) our inability to effectively market and distribute our products, or (4) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have any long term material adverse effect on our business, results of operations or financial condition.

ITEM 2: PROPERTIES

         We own our corporate headquarters in Bala Cynwyd, Pennsylvania.

         Our DBS operations are headquartered in leased space in Marlborough, Massachusetts, and we operate call centers out of this space and other leased space in Louisville, Kentucky and Lenexa, Kansas. These leases expire on various dates through 2007. Our Marlborough, Massachusetts facility provides for an option to purchase the building for approximately $10.7 million. We have exercised this option to purchase and are currently completing certain due diligence and negotiating an agreement of sale relating to the purchase of this property. In connection with our broadcast TV operations, we own or lease various transmitting equipment and towers, television stations and office space.

ITEM 3: LEGAL PROCEEDINGS

DirecTV Litigation

         National Rural Telecommunications Cooperative

         On June 3, 1999, the National Rural Telecommunications Cooperative filed a lawsuit in federal court against DirecTV seeking a court order to enforce the National Rural Telecommunications Cooperative's contractual rights to obtain from DirecTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the National Rural Telecommunications Cooperative's members and affiliates in their rural markets. The National Rural Telecommunications Cooperative also sought a temporary restraining order preventing DirecTV from marketing the premium programming in such markets and requiring DirecTV to provide the National Rural Telecommunications Cooperative with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the National Rural Telecommunications Cooperative a preliminary injunction on such matters, without deciding the underlying claims.

         On July 22, 1999, DirecTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DirecTV's contract with the National Rural Telecommunications Cooperative. As part of the counterclaim, DirecTV is seeking a declaratory judgment that the term of the National Rural Telecommunications Cooperative's agreement with DirecTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of other DIRECTV satellites at the 101(degree)W orbital location. According to DirecTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the National Rural Telecommunications Cooperative has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in our agreements with the National Rural Telecommunications Cooperative.

         If DirecTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights, see ITEM 1:
BUSINESS--Risk Factors--Risks of Our Direct Broadcast Satellite Business--Our Ability to Provide DIRECTV Products May Be Limited by the Outcome of Litigation with DirecTV.

         On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DirecTV's counterclaim contesting DirecTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DirecTV filed a motion for partial summary judgment. The motion sought a court order that the National Rural Telecommunications Cooperative's right of first refusal, effective at the termination of DirecTV's contract with the National Rural Telecommunications Cooperative, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DirecTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DirecTV claiming that DirecTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DirecTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DirecTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the National Rural Telecommunications Cooperative.

         Both of the National Rural Telecommunications Cooperative's lawsuits against DirecTV have been consolidated for discovery and pre-trial purposes. A trial date of December 2, 2002 has been set, although at this stage it is not clear which of the lawsuits will be tried on that date.

         The National Rural Telecommunications Cooperative and DirecTV have also filed indemnity claims against one another which pertain to the alleged obligation, if any, of the National Rural Telecommunications Cooperative to indemnify DirecTV for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately. Each side has filed a summary judgement motion relating to the claims.

         Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, our subsidiary, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., another affiliate of the NRTC which we acquired in May 2000 to become one of our subsidiaries, filed a class action lawsuit in federal court in Los Angeles against DirecTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts and declaratory relief based on DirecTV's failure to provide the National Rural Telecommunications Cooperative with certain premium programming, and on DirecTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

         On February 10, 2000, Pegasus Satellite Television and Golden Sky Systems filed an amended complaint which added new tort claims against DirecTV for interference with their relationships with manufacturers, distributors and dealers of DBS equipment. The class action allegations they previously filed were withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The new class action was filed on February 9, 2000.

         On December 10, 2000, the court rejected in its entirety DirecTV's motion to dismiss certain of the claims asserted by Pegasus Satellite Television, Golden Sky Systems and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DirecTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DirecTV filed a counterclaim against Pegasus Satellite Television, Golden Sky Systems and the class members. In the counterclaim, DirecTV seeks two claims for relief: (i) a declaratory judgement that Pegasus Satellite Television and Golden Sky Systems have no right of first refusal in their agreements with the National Rural Telecommunications Cooperative to have DirecTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of their agreements with the National Rural Telecommunications Cooperative. Pegasus Satellite Television and Golden Sky Systems' motion to dismiss the counterclaims was denied on May 8, 2001, and on June 4, 2001, Pegasus Satellite Television, Golden Sky Systems and the class filed a response denying DirecTV's counterclaims. On July 2, 2001, DirecTV filed under seal a summary judgment motion on its term claim, but the Court denied the motion on October 31, 2001.

         On May 21, 2001, Pegasus Satellite Television, Golden Sky Systems and the class members moved to amend their complaints to add certain additional claims against DirecTV relating to, among other things, DirecTV's provision of advanced services. The court granted our motion on June 19, 2001. DirecTV filed its answer to our second amended complaint on July 20, 2001.

         On June 22, 2001, DirecTV brought suit against Pegasus Satellite Television and Golden Sky Systems in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV, on the one hand, and Pegasus Satellite Television and Golden Sky Systems, on the other hand. On July 13, 2001, Pegasus Satellite Television and Golden Sky Systems terminated the seamless marketing agreement. On July 16, 2001, Pegasus Satellite Television and Golden Sky Systems filed a cross-complaint against DirecTV alleging, among other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of the California Business and Professions Code. On July 19, 2001, Pegasus Satellite Television and Golden Sky Systems removed the case from state to federal court. DirecTV moved to remand the case back to state court but, on September 19, 2001, the court denied DirecTV's motion. For more information regarding Pegasus' agreements with DirecTV, see ITEM 1: Business--Direct Broadcast Satellite Agreements.

         All five lawsuits discussed above, including both lawsuits brought by the National Rural Telecommunications Cooperative, the class action and Pegasus Satellite Television and Golden Sky System's lawsuit, are pending before the same judge. The court has set a trial date of December 2, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together. For potential risks we face as a result of the outcome of this litigation, see
ITEM 1: Business--Risk Factors--Risks of Our Direct Broadcast Satellite Business--Our Ability to Provide DIRECTV Products May Be Limited by the Outcome of Litigation with DirecTV.

Patent Infringement Lawsuits

         Pegasus Development Corporation. On December 4, 2000, Pegasus Development Corporation, a subsidiary of Pegasus Communications, and Personalized Media Communications, L.L.C., filed a patent infringement lawsuit in the United States District Court of Delaware against DirecTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use.

         The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka-band frequencies, including frequencies licensed to affiliates of Hughes and used by DirecTV to provide services to its subscribers. Pegasus Development is unable to predict the possible effects of this litigation on Pegasus' relationship with DirecTV.

         Each of the defendants has filed answers to the patent infringement lawsuit denying all claims made by Personalized Media and Pegasus Development. In addition, each of the defendants other than Phillips Electronics, has requested a declaratory judgment seeking to have the patents Pegasus Development licensed from Personalized Media declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DirecTV has also filed a counterclaim against Pegasus Development alleging unfair competition under the Federal Lanham Act. In a separate counterclaim, DirecTV has alleged that both Pegasus Development's and Personalized Media's patent infringement lawsuit constitutes "abuse of process."

         Recent Patent Infringement Litigation. In December 2001, one of our subsidiaries was served with a complaint in a patent infringement lawsuit (along with DirecTV, Hughes Electronics, EchoStar Communications and others) by Broadcast Innovations, L.L.C. The nature of the plaintiff's claims is not clear from the complaint. We are in the process of evaluating the matter in order to determine whether it is material to our business.

Other Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Stock

         Our Class A common stock is listed on the Nasdaq National Market under the symbol "PGTV." The sale prices of the Class A common stock of Pegasus Communications reflect inter-dealer quotations, do not include retail markups, markdowns or commission, and do not necessarily represent actual transactions. The stock prices listed below represent the high and low sale prices of the Class A common stock of Pegasus Communications, as reported on the Nasdaq National Market, and have been adjusted to reflect the two for one stock split that occurred on May 30, 2000.

                                                                         Price Range of
                                                                     Class A Common Stock
                                                                   --------------------------
                                                                   High                 Low
                                                                   ----                 ----
                Year Ended December 31, 2000:
                First Quarter............................          $77.500            $39.813
                Second Quarter...........................           75.844             29.938
                Third Quarter............................           53.625             38.500
                Fourth Quarter...........................           54.500             18.250

                Year Ended December 31, 2001:
                First Quarter............................          $32.750            $19.750
                Second Quarter...........................           27.750             15.860
                Third Quarter ...........................           27.450             15.860
                Fourth Quarter...........................           19.280              4.690

         The closing sale price of the Class A common stock of Pegasus Communications was $10.410 on December 31, 2001. As of March 15, 2002, Pegasus Communications had approximately 464 shareholders of record.

Dividend Policy

         Common Stock: Pegasus Communications has not paid any cash dividends on its common stock within the two most recent fiscal years. Payments of cash dividends on the common stock cannot be made until all accrued dividends on Pegasus Communications' preferred stock have been paid. Pegasus Communications' ability to obtain cash from its subsidiaries with which to pay cash dividends is also limited by the subsidiaries' publicly held debt securities and bank agreements. Pegasus Communications does not anticipate paying cash dividends on its common stock in the foreseeable future. The policy of Pegasus Communications is to retain cash for operations and expansion.

         Preferred Stock: Pegasus currently has three series of preferred stock outstanding: Series C, Series D, and Series E. As part of our February 22, 2001 corporate reorganization, our 12-3/4% Series A cumulative exchangeable preferred stock was exchanged for Pegasus Satellite Communication's 12-3/4% Series A cumulative exchangeable preferred stock and so our Series A preferred stock is no longer outstanding. See ITEM 1: Business--Corporate Reorganization. The Series B junior convertible participating preferred stock has been fully redeemed and Pegasus Communications is no longer obligated to pay dividends on this preferred stock. Pegasus Communications is permitted to pay dividends on its Series C convertible preferred stock and Series D and Series E junior convertible participating preferred stock by issuing shares of its Class A common stock instead of paying cash.

Calculation of Aggregate Market Value of Nonaffiliate Shares

         For the purposes of calculating the aggregate market value of the shares of Class A common stock held by nonaffiliates as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors, including Marshall W. Pagon, Pegasus' Chief Executive Officer and Chairman. However, this should not be deemed to constitute an admission that all directors of Pegasus are, in fact, affiliates of Pegasus, or that there are not other persons who may be deemed to be affiliates of Pegasus. Further information concerning shareholdings of officers, directors and principal stockholders is included in ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

Recent Sales of Unregistered Securities

         On November 6, 2001, Pegasus issued 1,157,815 shares of its Class A common stock to an institutional investor in exchange for 349,700 shares of Pegasus' Series C convertible preferred stock. The shares of common stock were issued without registration in reliance on section 3(a)(9) of the Securities Act of 1933.

         On December 6, 2001, Pegasus issued an aggregate of 1,046,053 shares of its Class A common stock to the sole holder of its Series D junior convertible participating preferred stock in exchange for 10,000 shares of Pegasus' Series D preferred stock and accrued dividends. The shares of common stock were issued without registration in reliance on section 3(a)(9) of the Securities Act of 1933.

         All other sales for the period covered by this Report have been previously reported by Pegasus on its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001.

ITEM 6:  SELECTED FINANCIAL DATA

In thousands, except per share
   data                                    1997           1998            1999           2000              2001
                                       -------------  --------------  ------------- ----------------  ---------------
Net revenues:
   DBS                                      $38,254        $147,142       $286,353         $582,075        $838,208
   Other businesses                          31,876          34,311         36,415           35,433          34,344
                                       -------------  --------------  ------------- ----------------  ---------------
Total net revenues                          $70,130        $181,453       $322,768         $617,508        $872,552
                                       =============  ==============  ============= ================  ===============
Operating expenses:
   DBS                                     $ 49,057        $203,263       $395,767         $762,597      $1,003,374
   Other businesses                          25,130          28,606         34,260           37,138          56,226
Loss from continuing operations             (22,324)        (64,802)      (184,242)        (213,660)       (276,598)
Loss from continuing operations
  per common share (1)                        (1.75)          (2.81)         (5.32)           (5.11)          (5.81)
Total assets                                380,862         890,634        881,838        2,605,386       2,375,831
Total long term debt (including
  current portion)                          208,355         559,029        684,414        1,182,858       1,338,651
Redeemable preferred stocks                 111,264         126,028        142,734          491,843         472,048
DBS premarketing cash flow                   12,212          44,723         85,195          174,898         237,077
DBS EBITDA                                    6,239            (983)       (32,579)           4,900          92,007
Cash provided (used) by operating
   activities                                 8,478         (21,962)       (84,291)         (58,614)       (131,442)
Cash used by investing activities          (142,109)        (97,001)      (138,569)        (162,863)        (65,375)
Cash provided by financing
   activities                               169,098         129,419        208,808          395,385         127,129

(1) Including accrued and deemed preferred stock dividends and accretion of $12.2 million, $14.8 million, $16.7 million, $41.1 million, and $49.8 million for 1997, 1998, 1999, 2000, and 2001, respectively. Basic and diluted loss from continuing operations per common share for each year were the same as any additional potential common shares were antidilutive and excluded from the computation.

         No cash dividends were declared on common stock in any year presented in the table.

         Comparability between years has been affected due to the number of acquisitions we have made in each of the years presented. Our acquisitions of Digital Television Services in April 1998 and Golden Sky Holdings in May 2000 were individually significant transactions that materially affected amounts in the year of and subsequent to each acquisition. The total consideration for Digital Television Services and Golden Sky Holdings was $336.5 million and $1.2 billion, respectively. In addition to these acquisitions, we completed 26 acquisitions in 1998, 15 in 1999, and 19 in 2000. Total consideration for these other acquisitions was $132.1 million, $79.5 million, and $232.6 million, respectively.

         DBS premarketing cash flow is calculated by taking the revenues of the direct broadcast satellite business and deducting programming expense (excluding promotional programming), other subscriber related expenses, and general and administrative expenses. DBS EBITDA is DBS premarketing cash flow less promotional programming, promotions and incentives, and advertising and selling expenses. We present the DBS premarketing cash flow and DBS EBITDA because the direct broadcast satellite business is our only significant segment and this business forms the principal portion of our results of operations and cash flows. DBS premarketing cash flow and DBS EBITDA are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS premarketing cash flow and DBS EBITDA also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that DBS premarketing cash flow and DBS EBITDA are important because people who follow our industry frequently use these as measures of financial performance and ability to pay debt service, and they are measures that we, our lenders, and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes which are included on pages F-1 through F-34 herein.

General

         We underwent a corporate reorganization in the first quarter of 2001 that is discussed in Note 1 of the notes to consolidated financial statements and in an introductory paragraph to PART I. We are the successor entity to Pegasus Satellite Communications, which had been previously named Pegasus Communications Corporation, and as such, we succeed to the financial information filed by Pegasus Satellite Communications for the year ended December 31, 2000.

         We have a history of losses, with net losses of $278.4 million, $159.0 million, and $188.3 million in 2001, 2000, and 1999, respectively. Our losses have been principally due to the substantial amounts we incurred for subscriber acquisition costs, interest expense, and noncash depreciation and amortization. We expect that these amounts will continue to be substantial. As a result, we do not expect to have net income for the foreseeable future.

         A substantial portion of our business is derived from providing multichannel direct broadcast satellite services as an independent provider of DIRECTV audio and video programming in exclusive territories primarily within rural areas of 41 states. DIRECTV is a service of DirecTV, Inc. For 2001, 2000, and 1999, revenues from our direct broadcast satellite business were 96%, 94%, and 89%, respectively, of total consolidated revenues in each respective year, and operating expenses for this business were 90%, 92%, and 89%, respectively, of total consolidated operating expenses in each respective year. Total assets of the direct broadcast satellite business were 85% and 86% of total consolidated assets for 2001 and 2000, respectively. Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. See Item 1: Business-Risk Factors. Separately, we are in litigation against DirecTV (see Note 18 of the notes to consolidated financial statements). Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, has agreed to merge with EchoStar Communications Corporation, which owns the only other nationally branded direct broadcast satellite programming service in the United States. At this time, we are unable to predict the effect of our litigation with DirecTV or the merger of EchoStar Communications and Hughes Electronics, should it occur, on our financial position, results of operations, cash flows, and future operations.

         In May 2000, we acquired Golden Sky Holdings in a transaction accounted for as a purchase. Golden Sky Holdings through its subsidiaries holds the rights to provide DIRECTV programming in various rural areas of 24 states. During 2000, we completed 19 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States.

Overview of the Direct Broadcast Satellite Sales and Distribution Channel

         This overview focuses on our direct broadcast satellite business, as this is our only significant business segment. We believe this will assist with understanding our results of operations, liquidity, and capital resources.

         Our primary means to obtain subscribers is through an independent retail network channel. To a lesser extent, we also obtain subscribers through our inside sales channel. In both channels, we create and launch the promotions for our DIRECTV programming, equipment, and installations. In addition, we specify the retail prices for our programming and establish the suggested retail prices at which dealers sell or provide and install equipment. We also obtain subscribers to our DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DirecTV.

         Our independent retail network consists of dealer and distributor relationships. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access our DIRECTV programming. Distributors sell this equipment to dealers who in turn provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. Dealers directly charge new subscribers for equipment, installation, and set up at the point of enrollment. We also directly enroll subscribers, provide equipment to them, and arrange for installation of the equipment through our inside sales channel. In this channel, we charge new subscribers at the point of enrollment for equipment, installation, and set up. Once subscribers have been enrolled under either channel, they contact us directly to activate programming.

         We offer a variety of incentives to our subscribers and to our distributors and dealers. Incentives to subscribers consist of free or discounted prices for our DIRECTV programming, equipment needed to access our DIRECTV programming, and installation of equipment that accesses our DIRECTV programming. We pay incentives directly to dealers and distributors in the form of equipment subsidies, installation subsidies, and commissions.

         We incur subscriber acquisition costs when we add new subscribers for our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers; equipment costs and related subsidies paid to distributors; installation costs and related subsidies paid to dealers; dealer commissions; advertising and marketing costs; and selling costs. Promotional programming costs, which are included in programming expense on the statements of operations and comprehensive loss, are charged to expense when incurred. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statements of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statements of operations and comprehensive loss, are charged to expense when incurred.

         Certain subscriber acquisition costs are capitalized or deferred. Under certain of our subscription plans for DIRECTV programming, we retain or take title to equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. We also have subscription plans for DIRECTV programming that contain commitment periods and early termination fees for subscribers. Direct and incremental subscriber acquisition costs associated with these plans are deferred in the aggregate not to exceed the amounts of applicable termination fees, which are less than the contractual revenue over the commitment period. These costs are amortized over the period of the arrangement for which early termination fees apply and are charged to amortization expense. Direct and incremental subscriber acquisition costs consist of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statements of operations and comprehensive loss.

         Principal revenue of our direct broadcast satellite business is earned by providing DIRECTV programming on a subscription or on demand basis. Standard subscriptions are recognized as revenue monthly at the amount earned by us and billed based on the level of programming content subscribed to during the month.

Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. Revenue for on demand viewing is recognized at the amount billed in the month when the programming is viewed and earned. Fees that we charge new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over our expected subscriber life of five years. Equipment used by our subscribers is an integral component of our service. Accordingly, amounts we charge for equipment sold and installations are deferred as unearned revenue and are recognized as revenue over our expected subscriber life. We do not recognize revenue for equipment, installations, and promotional programming provided free of charge.

         We believe that the accounting policies concerning subscriber acquisition costs and revenues discussed above are critical to our DBS business and our results of operations. Another accounting policy we consider to be critical to our DBS business is the way we account for patronage from the National Rural Telecommunications Cooperative ("NRTC") of which we are an affiliate. The NRTC bills its members and affiliates the costs incurred by the NRTC under its agreement with DirecTV, certain other costs incurred by the NRTC relating to associated direct broadcast satellite projects, and margin on the costs of providing direct broadcast satellite services pursuant to the NRTC member agreement for marketing and distribution of direct broadcast satellite services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution. Generally, each patron who does business with the NRTC receives an annual distribution. The amount of the distribution is based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue a receivable from the NRTC based on our best estimate of our share of the patronage distribution for that year, with an offsetting reduction to the expenses that we recorded for the payments we made to the NRTC during the year. The offsetting reduction can be significant relative to the expense category recorded to. We adjust our accrual of the estimated patronage distribution in the year that the distribution is received and, accordingly, adjust the related expenses in and for the year the distribution is received. Based on past experience, we expect that a majority of the patronage distribution for 2001 to be made in 2002 will be tendered by the NRTC in the form of patronage capital certificates that represent equity interests in the NRTC. Also, we make significant estimates relating to the useful lives and recoverability of our long lived assets. At December 31, 2001, the net combined unamortized balance of our property and equipment and intangibles was $1.9 billion, of which $1.6 billion was for our direct broadcast satellite rights assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Adustments to the useful lives of or impairment of the carrying amount of our direct broadcast satellite rights assets could be significant to the results of our operations. Refer to "Summary of Significant Accounting Policies" in the notes to consolidated financial statements elsewhere herein for a description of other accounting policies applicable to all of our businesses.

Results of Operations

Comparison of 2001 to 2000

         In this section, amounts and changes specified are for the year ended December 31, 2001 compared to the year ended December 31, 2000, unless indicated otherwise

         Direct Broadcast Satellite Business

         Revenues
         --------

         Revenues increased $256.1 million to $838.2 million. This increase was due to an increase in the number of subscribers and to a lesser extent higher average revenue per subscriber. The current year includes 12 months of the revenues of Golden Sky Holdings that we acquired in May 2000 as well as 12 months of the revenues of the 19 other entities that we acquired in 2000. The number of subscribers at December 31, 2001 was 1,519,000 compared to 1,403,000 at December 31, 2000, and the average number of subscribers during 2001 and 2000 was 1.5 million and 1.1 million, respectively. This increase was substantially due to internal growth. At December 31, 2001, we had exclusive DIRECTV distribution rights to approximately 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to approximately 20.2% at December 31, 2001 from 18.9% at December 31, 2000. Average monthly revenue per subscriber was $47.86 and $44.80 for 2001 and 2000, respectively. The increase in 2001 was primarily due to the impact from the seamless consumer agreement in effect for 12 months in 2001 versus only three months in 2000 and the rate increase for our core packages effected in the fourth quarter 2001, partially offset by unfavorable buy rate trends in our pay per view and a la carte revenue categories and the unfavorable migration of subscribers to lower retail priced core packages. The seamless consumer agreement with DirecTV became effective in the fourth quarter 2000. This agreement gives us the right to provide our subscribers with additional DIRECTV audio and video programming distributed by DirecTV from certain frequencies and to retain a portion of the revenues associated with this programming. We believe that the unfavorable buy rate and migration trends were reflective of our subscribers' attempts to reduce demands on their disposable incomes in response to the effects on them of the general economic slow down within the United States. We have revenue enhancement initiatives underway to reverse or mitigate the decrease in pay per view and a la carte viewing and the shift to lower price programming packages. These enhancements include: (1) enrolling more subscribers to plans with minimum commitment periods, (2) subscriber evaluation techniques to better direct subscribers to suitable promotions and plans, and (3) refinement and expansion of our offers and promotions to consumers. We cannot make any assurances about the success of these initiatives.

         The number of subscribers we obtained through internal growth decreased in 2001 from 2000 in part due to the success we had in 2000 in converting former subscribers of the Primestar direct broadcast satellite system. Also, in 2001, competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve and the economic slow down decelerated our growth. We anticipate that we will continue to face competition from these other providers in 2002. Also in 2002, we anticipate that we will experience a significant reduction in the number of new subscribers we obtain from DirecTV's national retail chains. The reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV will be the result of efforts by DirecTV, already implemented in 2002, to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories. Our efforts to increase our new subscribers in 2002 and beyond, will include: (1) the diversification of our sales and distribution channels,
(2) the alignment of channel economics more closely to expected quality and longevity of subscribers, (3) the establishment of direct relationships with large national retail chains that we do not presently have in our distribution channel, and (4) the refinement and expansion of our offers and promotions to consumers. Because of the number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are present.

         We have recently undertaken a review of the method by which we publicly report the number of our subscribers. Our publicly reported subscriber counts in the past have included a number of accounts whose service has been suspended for prolonged periods of time. Because we believe it would improve our public reporting and internal analyses, we are changing our method of reporting subscribers, beginning with the first quarter of 2002 so as to exclude these accounts. We estimate that if we had instituted this change at December 31, 2001, we would have reported approximately 1.4 million subscribers. This change would have had no effect on our 2001 consolidated financial statements if we had implemented it during 2001, and will have no effect on our future consolidated financial statements.

         In years prior to 2001, we had experienced large increases in our number of subscribers as a result of the numerous acquisitions we made in those years. In 2001, we acquired only one DIRECTV provider, which was not significant. We cannot make any assurances that internal growth or growth through acquisitions will occur and when or as to the rate of that growth.

         Operating Expenses
         ------------------

         Programming expenses increased $109.5 million to $362.2 million primarily due to the incremental expenses incurred in providing service to an increased subscriber base in place throughout 2001 compared to 2000. Our average number of subscribers increased in 2001 by 34.8%. Additionally, 2001 had the full effect of a 5-6% programming rate increase on our core programming packages implemented by the National Rural Telecommunications Cooperative in mid 2000.

         Other subscriber related expenses increased $69.6 million to $205.1 million. Other subscriber related expenses include infrastructure costs billed to us by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other costs that vary with changes in the number of subscribers. The increase is principally due to the incremental expenses incurred in serving the increased subscriber base in place throughout 2001 compared to 2000. Our average number of subscribers increased in 2001 by 34.8%. Increased costs to service subscriber equipment maintenance and increased bad debt expense as a result of higher non-pay churn experience, also contributed to the increase. We also opened a new call center facility in 2001 that added additional personnel related and customer care costs.

         Promotions and incentives expensed increased $6.4 million to $38.1 million. Total promotions and incentives expensed and deferred or capitalized were $74.4 million and $43.9 million in 2001 and 2000, respectively. Total promotions and incentives incurred per new subscriber added in 2001 increased by approximately 80.0% from that in 2000. The increases were due to a combination of: (1) more subscribers enrolling in 2001 than in 2000 under subscription plans that had greater subsidies for our independent retail network associated with them than with our other subscription plans, (2) the longer amount of time in 2001 than in 2000 that our seamless marketing agreement with DirecTV was in effect, and (3) a shift in 2001 towards compensation plans under which we provided more subsidies and less commissions to our dealers. Under the seamless marketing agreement, we reimbursed DirecTV for, among other items, subsidies they incurred under their arrangements with national retail chains related to our subscribers they enrolled in our exclusive territories. We entered into this agreement in August 2000, and terminated it in July 2001. Promotions and incentives deferred or capitalized were $36.3 million and $12.2 million in 2001 and 2000, respectively. The increase in the amount deferred or capitalized was primarily due to a combination of: (1) an increase in 2001 in the number of subscribers enrolling in plans under which we were able to capitalize equipment provided to subscribers and (2) subscription plans in place in 2001 that were not in place in 2000 under which we were able to defer direct and incremental subscriber acquisition costs associated with the plans. The increase in the number of subscribers enrolling in plans under which we could capitalize equipment was due to the greater availability of such plans in 2001 than in 2000 and the amount of time that such plans were in place in 2001 than in 2000.

         Advertising and selling expenses decreased $28.0 million to $104.7 million. Total advertising and selling costs expensed and deferred were $108.6 million and $132.7 million in 2001 and 2000, respectively. Total advertising and selling costs incurred per new subscriber added in 2001 decreased by 14.8% from that in 2000. The decreases were due to a combination of: (1) a lesser amount of new subscribers added through our independent retail network in 2001 than in 2000 resulting in less commission costs and (2) a shift in 2001 towards compensation plans under which we paid more subsidies and less commissions to our dealers. Advertising and selling costs deferred in 2001 were $3.9 million. No advertising and selling costs were deferred in 2000. Subscription plans under which we were able to defer direct and incremental subscriber acquisition costs associated with the plans were in place in 2001 and not in 2000.

         General and administrative expenses increased $11.5 million to $36.1 million primarily due to the incremental internal support costs we incurred in providing service to our increased subscriber base. We had a larger average number of employees in 2001 than in 2000 with resultant higher employee related expenses. Also, in 2001 we opened up a new operations office for our direct broadcast subscriber business that expanded our capabilities for that business with a resultant increase in related internal support costs.

         Subscriber acquisition costs expensed decreased $24.9 million to $145.1 million. Per new subscriber added, these expenses were $360 and $404 for 2001 and 2000, respectively. The decreases were principally due to the deferral and capitalization of costs of $40.2 million in 2001 compared to $12.2 million in 2000. The increase in the amount deferred or capitalized was primarily due to a combination of: (1) an increase in 2001 in the number of subscribers enrolling in plans under which we were able to capitalize equipment provided to subscribers and (2) subscription plans in place in 2001 that were not in place in 2000 under which we were able to defer direct and incremental subscriber acquisition costs associated with the plans. The increase in the number of subscribers enrolling in plans under which we could capitalize equipment was due to the greater availability of such plans in 2001 than in 2000 and the amount of time that such plans were in place in 2001 than in 2000.

         Total subscriber acquisition costs expensed and capitalized or deferred were $185.3 million and $182.2 million for 2001 and 2000, respectively, or $459 and $433 per new subscriber added for 2001 and 2000, respectively. The increases were due to a combination of: (1) more subscribers enrolling in 2001 than in 2000 under subscription plans that provided greater commissions and subsidies to our independent retail network associated with them than with our other subscription plans and (2) the longer amount of time in 2001 than in 2000 that our seamless marketing agreement with DirecTV was in effect.

         Depreciation and amortization increased $72.1 million to $257.5 million principally due to the amortization of direct broadcast satellite rights assets we recorded in acquisitions we made in 2000. Approximately $33.0 million of the increase was associated with amortization of the direct broadcast satellite rights assets recorded in our acquisition of Golden Sky Holdings of $1.0 billion.

         Revenues and Operating Expenses of Other Businesses

         Net revenues of our other businesses were $34.3 million in 2001 and $35.4 million in 2000. Net operating expenses of our other businesses were $56.2 million in 2001 and $37.1 million in 2000. In 2001, our other businesses consisted of broadcast and broadband, which was a new business we launched. The principal service of the broadband business is Internet access through its Pegasus Express product. Other businesses for 2000 consisted solely of broadcast. As we expected, the broadband business incurred an operating loss for 2001, which amounted to $15.7 million. This was the result of start up costs to establish the business infrastructure, and marketing, selling, and customer care network, as well as equipment subsidies to make the Pegasus Express equipment more affordable and attractive to buyers and other subscriber acquisition costs incurred for this new service. We have scaled back our scope for this business as we focus on our direct broadcast satellite business. As a result, we expect that the broadband business will not be a significant part of our business for the foreseeable future. The broadcast business incurred operating losses of $6.2 million and $1.7 million for 2001 and 2000, respectively. The operating loss for 2001 was greater principally due to lower revenues in the year compared to the prior year. The lower revenues were principally the result of the general downturn in the United States' economy in 2001 that caused a reduction in television advertising dollars available to our business and other broadcasters generally. Indications are that the softness in advertising revenues will continue as long as the economy continues to slump. We cannot predict the further course of the economy and its impact on advertising revenues in general and specifically to us.

         Other Statement of Operations and Comprehensive Loss Items

         The increase in corporate expenses of $3.5 million to $12.9 million was due to the growth of our overall operations. Other operating expenses of $34.2 million include $21.4 million in expenses associated with our ongoing DirecTV and patent infringement litigations compared to $3.2 million expended on these litigations in 2000.

         Interest expense increased $14.2 million to $136.3 million principally due to the amount of time that our 12-3/8% notes and 13-1/2% senior subordinated discount notes were outstanding during 2001 versus 2000. These notes were initially issued by subsidiaries of our subsidiary Golden Sky Holdings and came to us when we acquired Golden Sky Holdings in May 2000, whereas the 12-3/8% and 13-1/2% notes were outstanding throughout all of 2001. The notes of the Golden Sky Holdings' subsidiaries had been exchanged in 2001 for like notes of our subsidiary Pegasus Satellite Communications. The interest on these notes was offset in part by a lower aggregate amount of interest incurred on our combined term loan and revolving credit facilities this year versus last year principally due to lower variable rates of interest on this debt available to us in 2001 than in 2000. The combined weighted average principal amount outstanding for term loans and revolving credit facilities for 2001 was $399.6 million compared to $309.7 million in 2000. However, the combined weighted average variable interest rate on this debt in 2001 was 7.84% compared to 10.49% in 2000, after factoring in the effect of our interest rate hedging instruments in each year. Short term interest rates in general declined throughout 2001 in response to the Federal Reserve's attempt to stimulate the sluggish economy by reducing interest rates. Such interest rate reductions in general meant continually declining market rates of interest were available to us on our variable rate debt in 2001 relative to the market rates of interest available to us for this debt in 2000.

         Interest income of $4.9 million was lower in 2001 than in 2000 by $10.3 million due to lower average cash amounts on hand during 2001 than in 2000. Also, lower rates of interest were available to us on amounts outstanding during 2001 than in 2000 due to general lower market rates in 2001 than in 2000.

         In the third quarter 2001, we determined that our sole investment in marketable securities had incurred an other than temporary decline in market value. Accordingly, we wrote down the cost basis in this investment to its then fair market value and charged earnings in the amount of $34.2 million for the impairment loss realized. In connection with this write down, we made a reclassification adjustment to other comprehensive income (loss) of $21.2 million, net of income taxes of $13.0 million, to remove all of the net unrealized losses on this investment that had been accumulated at the date of the write down.

         Other nonoperating expenses of $7.1 million included $4.2 million for losses on the decrease in the fair market values of our interest rate instruments. Equity in earnings of affiliates of $14.3 million for 2001 primarily represented the gain on sales of certain licenses made by one of our affiliates in which we have an investment.

         The benefit for income taxes on the loss from continuing operations increased $21.5 million to $123.5 million due to a greater amount of pretax loss in 2001 than in 2000. The extraordinary loss on the extinguishments of debt of $1.8 million, net of income taxes of $1.1 million, represented our write offs of unamortized deferred financing costs associated with debt repaid and credit agreements terminated during the year.

Comparison of 2000 to 1999

         In this section, amounts and changes specified are for the year ended December 31, 2000 compared to the year ended December 31, 1999, unless indicated otherwise.

         Direct Broadcast Satellite Business

         Revenues
         --------

         Revenues increased $295.7 million to $582.1 million principally due to the virtual doubling of our number of subscribers to 1,403,000 at December 31, 2000. Of this subscriber increase, 446,000 were from acquisitions, of which 345,000 resulted from our acquisition of Golden Sky Holdings. In 2000 we acquired the exclusive DIRECTV distribution rights to an additional 2.6 million households, of which 1.9 million came from the Golden Sky Holdings acquisition. At December 31, 2000, we had exclusive DIRECTV distribution rights to 7.4 million households. In 2000, we added 255,000 net subscribers through internal growth compared to net internal growth of 228,000 in 1999. Our growth increased our subscriber penetration to 18.9% at December 31, 2000 from 14.4% at December 31, 1999.

         Operating Expenses
         ------------------

         Programming expenses increased $115.3 million to $252.7 million primarily due to the incremental expenses incurred in providing service to an increased subscriber base in place throughout 2000 compared to 1999. Our average number of subscribers increased in 2000 by 78.4%. Additionally, the National Rural Telecommunications Cooperative implemented in mid 2000 a 5-6% programming rate increase with respect to our core programming package.

         Other subscriber related expenses increased $70.7 million to $135.5 million. Other subscriber related expenses include infrastructure costs billed to us by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other costs that vary with changes in the number of subscribers. The increase is principally due to the incremental expenses incurred in serving the increased subscriber base in place throughout 2000 compared to 1999. Our average number of subscribers increased in 2000 by 78.4%.

         Promotions and incentives expensed increased $8.8 million to $31.7 million. Total promotions and incentives expensed and capitalized were $43.9 million in 2000. We did not capitalize any promotions and incentives in 1999. Total promotions and incentives incurred per new subscriber added in 2000 increased by 52.9% from that in 1999. The increases were primarily due to increased subsidies to our independent retail network channel resulting from the growth in the number of our subscribers and revisions to and expansion of our subsidy plans. In 2000 we revised our subsidy plans to provide more incentives to our dealers and distributors. Also, in August 2000 we entered into the seamless marketing agreement with DirecTV, referred to earlier, under which we reimbursed them for, among other items, subsidies they incurred related to subscribers they enrolled in our exclusive territories. Promotions and incentives capitalized in 2000 were $12.2 million. The increase in the amount capitalized was due to subscription plans in place in 2000 that were not in place in 1999 under which we were able to capitalize equipment provided to subscribers under these plans.

         Advertising and selling expenses increased $52.4 million to $132.7 million. Total advertising and selling costs incurred per new subscriber added in 2000 increased by 32.8% from that in 1999. The increases were primarily due to increased commissions to our dealer network resulting from the growth in the number of our subscribers and revisions to and expansion of our commission plans. In 2000 we revised our commission plans to provide more compensation to our dealers. Also, in August 2000 we entered into the seamless marketing agreement with DirecTV, referred to earlier, under which we reimbursed them for, among other items, commissions they incurred related to subscribers they enrolled in our exclusive territories.

         General and administrative expenses increased $11.1 million to $24.6 million primarily due to the incremental internal support costs we incurred in providing service to our increased subscriber base. We had a larger average number of employees in 2001 than in 2000 with resultant higher employee related expenses.

         Subscriber acquisition costs expensed increased $52.2 million to approximately $170.0 million. Per new subscriber added, these expenses were $404 and $349 for 2000 and 1999, respectively. Total subscriber acquisition costs expensed and capitalized or deferred, in 2000 were $182.2 million, or $433 per new subscriber added. We did not defer or capitalize subscriber acquisition costs in 1999. The increases were principally due to increased commissions and subsidies to our independent retail network resulting from the growth in the number of our subscribers and revisions to and expansion of our commission and subsidy plans.

         Depreciation and amortization increased $108.6 million to $185.4 million. Of this increase, approximately $67.0 million was due to amortization of the $1.0 billion in direct broadcast satellite rights assets we recorded in the Golden Sky Holdings acquisition.

         Revenues and Operating Expenses of Other Businesses

         Net revenues of our other businesses were $35.4 million in 2000 and $36.4 million in 1999. Net operating expenses of our other businesses were $37.1 million in 2000 and $34.3 million in 1999. In 2000 and 1999, our other businesses consisted of broadcast. Reduced ratings in 2000 for our affiliated

Fox network stations combined with lower television advertising in general in 2000 contributed to this decrease. Also contributing to this decrease were advertising revenues that we earned in 1999 associated with the National Football League's Super Bowl game that was carried by the Fox network in 1999. The increase in operating expenses principally reflects increased amortization of additional programming costs we incurred commencing in July 1999 in the purchase of new and additional programming. Some of this new and additional programming was for premier shows that have a higher programming premium associated with them.

         Other Statement of Operations and Comprehensive Loss Items

         The increase in corporate expenses of $3.8 million to $9.4 million reflected growth in the corporate infrastructure in support of the growth of our overall business. Development costs of $4.6 million represented the combined expenses of corporate initiatives that during 2000 were in their infancy of development and not yet individually of a significant, continuing nature to be reported separately. Costs associated with our developing broadband business were included in these costs. Other operating expenses of $11.1 million included $3.3 million in expenses associated with our ongoing DirecTV and patent infringement litigations.

         Interest expense increased $57.2 million to $122.1 million. This increase was due to additional borrowings outstanding and higher rates of interest incurred during 2000. Fixed rate borrowings increased $322.7 million at a combined weighted average interest rate of 12.93% for debt of Golden Sky Holdings' subsidiaries. Variable rate borrowings under revolving credit and term loan facilities increased by $177.8 million. A portion of this increase was due to amounts outstanding under revolving credit and term loan facilities of Golden Sky Holdings' subsidiaries totaling $72.0 million. Amounts outstanding under our subsidiary Pegasus Media & Communications' credit facilities increased by $105.8 million. The aggregate weighted average amount of principal and interest rates, after factoring in the effects of our interest rate hedging instruments, associated with all of our variable rate debt outstanding was $309.7 million and 10.49%, respectively, for 2000 compared to $112.6 million and 8.06%, respectively, for 1999.

         Interest income increased $13.9 million to $15.2 million due to significantly higher average cash balances available for short term investing. The average month end cash balance was $275.5 million in 2000 compared to $23.0 million in 1999. These higher balances principally reflect incremental cash made available in connection with the $290.4 million in net proceeds received in our Series C preferred stock we issued in January 2000 and the $167.5 million in proceeds associated with the sale of our Puerto Rico cable operations in September 2000.

         Our income taxes on the loss from continuing operations was a benefit of approximately $102.0 million in 2000 compared to an expense of $496,000 in 1999. This variance was due to the valuation allowances we had previously established against deferred income tax assets during 1999 that were no longer required in 2000, and the benefits of these deferred income tax assets were recognized in 2000. We had established valuation allowances against deferred income tax assets in 1999 in our belief at that time that we would not realize the benefits of these tax assets. These valuation allowances negated the benefits of these tax assets in 1999.

         Within discontinued operations, a gain of $59.4 million, net of Puerto Rico capital gain and withholding taxes that were currently payable in the amount of $28.0 million, was recognized on the sale of our Puerto Rico cable operations in September 2000.

         An extraordinary loss from the extinguishment of debt in 2000 amounted to $5.8 million, net of income taxes of $3.5 million. This reflected the write off of unamortized balances of deferred financing costs connected with our debt that was refinanced when Pegasus Media & Communications' credit agreement was amended in January 2000.

         Other comprehensive loss, net of income taxes, represented the adjustment of the carrying amount to the fair market value of the marketable securities we owned at December 31, 2000.

Liquidity and Capital Resources

         We are highly leveraged, which makes us more vulnerable to adverse economic and industry conditions. At December 31, 2001, we had a combined carrying amount of long term debt and redeemable preferred stocks outstanding of $1.8 billion. In 2001, we paid cash interest of $113.2 million. Prior to 2002, we paid cash dividends only on our Series B preferred stock, amounting to $57,000 on an annual basis. Beginning in July 2002, we are scheduled to pay cash dividends on our 12-3/4% series preferred stock, amounting to $11.7 million in 2002 and $23.5 million annually thereafter. Prior to 2002, we were able to pay the dividends on this series with shares of the series. Also in 2002, $10.7 million of preferred stock is scheduled to become redeemable in cash at the option of holders, of which $5.7 million was redeemed in March 2002. Using cash for these payments reduces the availability of funds to us for working capital, capital expenditures, and other activities, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stocks outstanding and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. Our ability to generate cash will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to service outstanding debt and redeemable preferred stocks or to fund other liquidity needs. Our indebtedness and preferred stocks contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and imposes limitations on the activities of subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         At December 31, 2001, we had a total of cash, excluding restricted cash, and cash equivalents of $144.7 million, and availability of $59.1 million to borrow funds under Pegasus Media & Communications' revolving credit facility. Additionally, at December 31, 2001, we had an arrangement in place for an uncommitted $200.0 million of additional financing that expires June 30, 2002. We believe these resources in combination with amounts that we project will be provided from our operations in 2002 will be sufficient to meet our operational needs and expected capital expenditures, other investing, debt service, and capital stock requirements for all of 2002. However, we cannot provide any assurance as to the amount or sufficiency of cash that will be provided by our operations in 2002.

         We project that our capital expenditures for 2002 will be approximately $34.0 million to $40.0 million, of which approximately $16.0 million to $18.0 million will be for direct broadcast satellite equipment capitalized. The total projected capital expenditures amount includes $10.7 million for the option we exercised in January 2002 to purchase an office building we have been renting. Our combined annual minimum commitment for call center and communication services in 2002 is $27.3 million. Based on amounts outstanding at December 31, 2001, in 2002 cash dividends payable will be $11.7 million, scheduled principal repayments on Pegasus Media & Communications' term loan facility will be $2.8 million, and cash interest due on notes will be $86.3 million. Dividends for

2002 exclude dividends associated with Series B preferred stock as this series was redeemed in March 2002. Interest incurred on the term loan facility with outstanding principal of $272.3 million at December 31, 2001 is based on variable rates of interest. Assuming that the variable interest rate of approximately 5.44% in effect on December 31, 2001 for the term loan facility is in effect for all of 2002 for this debt less scheduled principal repayments during the year, our aggregate cash interest payments on this debt for 2002 would be approximately $14.7 million. Cash interest is payable on principal amounts outstanding under Pegasus Media & Communications' revolving credit facility. However, projections of interest to be incurred for this facility in 2002 are not provided because amounts that may be outstanding under the facility vary with our additional cash needs, if any, that may be present throughout the year, and the interest rate on principal outstanding varies with market rates that will be available to us in 2002. We cannot project what market rates will be available to us in 2002, for these rates are based on factors that we do not control and cannot predict. For 2001, the weighted average principal amount outstanding, interest rate, and cash interest incurred on the revolving facility was $72.9 million, 6.74%, and $4.9 million, respectively. The amount outstanding under the revolving credit facility at December 31, 2001 of $80.0 million was repaid in early January 2002.

         Maturities of long term debt, repayment of principal under capital leases, and scheduled repayments of principal on our term loans and revolving credit facility based on principal amounts outstanding at December 31, 2001 are $31.8 million in 2003, $192.7 million in 2004, $328.2 million in 2005, $295.2 million in 2006, and $531.0 million thereafter. Cash dividends of $23.5 million are payable annually on the 12-3/4% Series preferred stock from 2003 until the series is redeemed on January 1, 2007, at which time we are scheduled to redeem for cash all of the shares of the series outstanding at that date. This would amount to approximately $184.0 million, based on shares outstanding at December 31, 2001. Amounts that become redeemable for our other series of preferred stock at the elections of holders aggregate $11.1 million in 2003 and $6.4 million in 2004. In 2003, the combined annual commitment due for our call center and communication services under contract at December 31, 2001 is $23.2 million, and $20.3 million for the call center services in 2004. We believe that funding in meeting these future payments will be provided from a combination of funds from operations, other financing arrangements we may enter into in the future, and/or additional public issuances of our securities. At this time, we cannot determine with any certainty the amount of funds that will be generated by or available to us and from what sources the funds will be provided in payment of these and operational, working capital, capital expenditures, and any other cash requirements that may arise beyond 2002.

         Our common and preferred stock and options and warrants to purchase our Class A common stock have been capital resources that provided us liquidity. They are a capital resource for the cash we receive from the proceeds of stock issued to the public and when holders exercised options and warrants upon which they paid the associated exercise price per unit of option and warrant. They are a form of liquidity in that we issued these securities in lieu of cash payments when circumstances permitted thereby preserving cash for other purposes. However, the amount of liquidity provided by our Class A common stock depends upon the market price of the stock, which we cannot control. The lower the market price of the stock, the more shares we may need to issue to provide comparable value sought by the recipients of the stock. A lower stock price may make this form of liquidity unattractive to potential payees or undesirable to us. As mentioned above, beginning July 2002 we must pay cash for the dividends for our 12-3/4% Series preferred stock. In 2001, in lieu of cash we issued 1.5 million shares of our Class A common stock in payment of $21.1 million of dividends on our preferred stocks and another 999,001 shares in redemption of $10.0 million of preferred stock. Also in 2001, in lieu of cash we issued 20,000 shares of 12-3/4% Series preferred stock in payment of $20.1 million of dividends on the series in 2001. Additionally, in 2001 we granted to employees
1.7 million options to purchase our Class A common stock with an aggregate date of grant fair market value of $15.6 million in lieu of cash compensation. In 2000, in lieu of cash we issued 13.5 million shares of Class A common stock, an aggregate 38,000 shares of three separate series of preferred stocks, and a combined number of stock options and warrants of 2.7 million in connection with acquisitions and investments in affiliates we made aggregating approximately $789.0 million. Also in 2000, in lieu of cash we issued 326,000 shares of Class A common stock in payment of $15.0 million in dividends on our preferred stock and granted to employees 1.2 million options to purchase our Class A common stock with an aggregate date of grant fair market value of $31.9 million. Additionally in 2000, in lieu of cash we issued 18,000 shares of our 12-3/4% Series preferred stock in payment of dividends of $17.8 million on the series. Over the last three fiscal years, in lieu of cash we issued 378,000 shares of our Class A common stock as payment for employee benefits and awards totaling $8.2 million. In January 2002, in lieu of cash we issued 11,000 shares of 12-3/4% Series preferred stock in payment of $11.0 million of dividends on the series and 576,000 shares of Class A common stock in payment of $5.2 million of dividends on other series of preferred stocks. We received net proceeds of $290.4 million from the public issuance of 3.0 million shares of 6-1/2% Series C preferred stock in 2000 and net proceeds of $74.9 million from the public issuance of 7.2 million shares of Class A common stock in 1999. Over the last three fiscal years, we issued 2.1 million shares of Class A common stock and received $7.3 million in cash from the exercises of options and warrants. We have the option to continue to pay dividends on our 6-1/2% Series C, 4% Series D, and 4% Series E preferred stocks in Class A common stock. It is likely that we will continue to pay the dividends on these preferred stocks with Class A common stock for the foreseeable future.

         Net cash used for operating activities was $131.4 million, $58.6 million, and $84.3 million for 2001, 2000, and 1999, respectively. Cash used for operating activities in 2001 was primarily for interest payments of $113.2 million, $28.0 million for Puerto Rico capital gains and withholding taxes associated with the sale of our cable operations in Puerto Rico in 2000, and $12.4 million of expenses associated with our DirecTV and patent infringement litigations, offset in part by net cash generated by operations. The greater amount of cash used for operating activities in 2001 compared to 2000 is primarily due to an increase in cash interest of $13.6 million, $28.0 million for the taxes associated with the sale of our Puerto Rico cable operations, increased expenses associated with our DirecTV and patent infringement litigations of $9.2 million, a reduction in interest income in 2001 of $10.3 million, offset in part by a net increase in cash generated by operations in 2001 compared to 2000. The increase in interest payments is primarily due to the amount of time that our 12-3/8% notes were outstanding during 2001 versus 2000. These notes were initially those of subsidiaries of our subsidiary Golden Sky Holdings that came to us when we acquired Golden Sky Holdings in May 2000. We only had one scheduled semiannual interest payment to make on these notes in 2000 after we obtained them compared to the two semiannual interest payments we made on these notes in 2001. These notes of the Golden Sky Holdings' subsidiaries had been exchanged for like notes of our Pegasus Satellite Communications subsidiary in 2001. The taxes associated with our sale of our Puerto Rico cable operations in 2000 had been accrued in 2000 but were not payable until 2001. The increase in the litigation expenses is a combination of the increased level of activity in 2001 associated with the DirecTV litigation compared to the level of activity in 2000 and the amount of time that the patent infringement litigation, which commenced December 2000, existed in 2001 compared to 2000. Interest income decreased in 2001 from 2000 due to the greater amounts of cash outstanding in 2000 than in 2001. Greater amounts of cash were outstanding in 2000 due to the net proceeds of $290.4 million we received from the issuance of our Series C preferred stock in 2000 and the net proceeds of approximately $166.9 million we received from the sale of our Puerto Rico cable operations in 2000. We continued to use this cash for operating and investing purposes throughout 2000 and into 2001. Cash used for operating activities in 2000 was primarily for cash interest of $99.6 million, offset in part by net cash generated by operations. The lesser amount of cash used for operating activities in 2000 compared to 1999 is primarily due to increased cash from operations resulting from our growth through acquisitions offset in part by increased interest payments in 2000 of $24.7 million.

         Premarketing cash flow of our direct broadcast satellite ("DBS") business was $237.1 million, $174.9 million, and $85.2 million for 2001, 2000, and 1999, respectively. DBS EBITDA was $92.0 million, $4.9 million, and $(32.6) million for 2001, 2000, and 1999, respectively. DBS premarketing cash flow is calculated by taking the revenues of the DBS business and deducting programming expense (excluding promotional programming), other subscriber related expenses, and general and administrative expenses. DBS EBITDA is DBS premarketing cash flow less promotional programming, promotions and incentives, and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows. The increases in DBS premarketing cash flow and DBS EBITDA in each year are due to the increase in revenues generated by an increasing subscriber base in each year outpacing the increasing costs in servicing the larger subscriber base in each. The increase in 2001 compared to 2000 is additionally due to an increase of $29.2 million in the amount of subscriber acquisition costs deferred and capitalized in 2001 compared 2000. The increase in the amount of subscriber acquisition costs deferred and capitalized is primarily due to a combination of:
(1) an increase in 2001 in subscribers enrolling in plans under which we are able to capitalize as fixed assets the equipment provided to the subscribers,
(2) an increase in 2001 in subscribers enrolling in plans with commitment periods and termination penalties under which direct and incremental subscriber acquisition costs are eligible to be deferred, and (3) the greater amount of time that plans permitting capitalization and deferral of subscriber acquisition costs were in place in 2001 than in 2000.

         DBS premarketing cash flow and DBS EBITDA are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS premarketing cash flow and DBS EBITDA also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that DBS premarketing cash flow and DBS EBITDA are important because people who follow our industry frequently use them as measures of financial performance and ability to pay debt service, and they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

         Net cash provided by financing activities in 2001 was $127.1 million. In the third quarter 2001, we borrowed $75.0 million under a short term facility. This borrowing was repaid with the net proceeds received from the issuance of $175.0 million principal amount of 11-1/4% notes in December 2001 by our subsidiary Pegasus Satellite Communications. We received net proceeds of $170.2 million from the issuance, after reduction for financing costs associated with the issuance of the notes. We used the proceeds to repay the principal outstanding under the short term facility, $57.0 million of debt outstanding under bank credit facilities, and interest of $1.3 million accrued on debt repaid. The remaining proceeds were kept on hand for working capital and other corporate purposes as needed. Overall in 2001, we repaid a net $29.8 million principal of debt outstanding under bank credit facilities, and repaid $7.6 million principal of other debt outstanding.

         In 2001, we used cash for investing activities of $65.4 million. Of this amount, $46.1 million was spent on property and equipment, including $20.8 million for direct broadcast satellite equipment that was capitalized as fixed assets. We also spent $13.7 million on intangible assets in 2001, including $3.7 million for three guardband licenses.

         Net cash provided by financing activities was $395.4 million in 2000 and $208.8 million in 1999. The principal sources of cash for financing activities in 2000 were net proceeds of $290.4 million received from the issuance of our Series C preferred stock and a net $117.8 million borrowed on bank credit facilities, less a net $10.2 million of long term debt repaid. The principal sources of cash for financing activities in 1999 were a net $130.3 million borrowed on bank credit facilities and net proceeds of $77.7 million received from the issuance of our Class A common stock in a public offering.

         We used cash for investing activities of $162.9 million in 2000, less net proceeds of $166.9 million received from the sale of our Puerto Rico cable operations, and approximately $138.6 million in 1999. The principal investing activities in 2000 were acquisitions of other DIRECTV providers of $152.7 million and our initial purchases of 31 guardband licenses of $91.7 million. In 2000, we also spent $46.4 million for combined direct broadcast satellite equipment capitalized and other capital expenditures, $20.2 million for intangible assets other than guardband licenses, and made investments in affiliates of $14.6 million. The principal investing activities in 1999 were acquisitions of other DIRECTV providers of $106.9 million, $19.4 million for capital expenditures, $4.8 million in investments in affiliates, and $4.6 million for intangible assets. The acquisitions of other DIRECTV providers enabled us to significantly increase our direct broadcast satellite subscriber base.

         We purchased the guard band licenses through one of our subsidiaries in two auctions conducted by the Federal Communications Commission. These licenses permit communications within a specified spectrum and geographic areas. The term of these licenses runs through January 1, 2015, unless we use the licenses to provide new broadcast type operations beginning on or before January 1, 2006, in which case we will be required to renew the licenses eight years after the beginning of these new broadcast type operations. We have not fully developed our plans for the use of these licenses in our business at this time.

         In August 2001, we were awarded five Ka-band orbital locations by the Federal Communications Commission. Development of the Ka-band will permit us to operate our own satellite platform from which we can offer the delivery of advanced digital video, audio and multimedia services, local broadcast station retransmission, and Internet access services to consumers and businesses. The Federal Communications Commission imposed milestones for the construction, launching, and operation of the satellites. Construction of the first satellite is to commence no later than August 2002, and is to be launched and operable no later than March 2003. Construction of the remaining satellites is to commence no later than August 2003, and the satellites are to be launched and operable no later than July 2005. At this time, we have issued a request for proposal for two satellites to be built and launched on a schedule that complies with the license milestones. In the second quarter of 2002, we may award and enter into contracts relating to these satellites. We project that the cost to design, construct, launch, and insure the first satellite could exceed $250 million. We believe that the costs associated with the second satellite would likely be less than this amount. Additional costs will be associated with the development of the related ground segment in support of the satellite platform. We project that a complete deployment of the ground segment may exceed $500 million, although we believe that launch of a competitive service can be accomplished with an investment of less than $100 million. We would incur additional expenses in the operation of the satellite service that we have not yet determined or quantified. In order to reduce or defer expenses, we may initially authorize construction of a single satellite and associated ground equipment. We expect to finance the development of these satellites and associated ground systems through a combination of vendor financing and debt and equity investments. Although the Federal Communications Commission's order issuing the Ka-band licenses indicated that the license must be in use by March 2003, it may be possible for us to extend the milestone until March 2005. There can be no assurances that we will be able to secure the necessary financing to construct the satellites or that we will be able to procure the satellites within the required milestones.

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 141 "Business Combinations" addresses financial accounting and reporting for business combinations. One of the principal requirements of this statement is that all business combinations initiated or for which the date of acquisition is after June 30, 2001 are to be accounted for using only the purchase method. We have not completed a business combination since June 30, 2001. Another principal provision of this statement requires companies to reassess the classification of carrying amounts for goodwill and intangible assets apart from goodwill recognized in acquisitions in which the acquisition date was before July 1, 2001 to determine their appropriate classification in accordance with the statement. For us, this provision became effective on January 1, 2002, and will be applied by us in the first quarter 2002. We have not yet finalized our assessment of the classification of the carrying amounts of goodwill and intangible assets apart from goodwill, but based on our preliminary assessment, we believe that there will be no material impact on us.

         Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of goodwill and intangible assets apart from goodwill. Goodwill is to be separately stated from intangible assets apart from goodwill on the statement of financial position. This statement in its entirety became effective for us on January 1, 2002. Certain provisions of the statement were effective July 1, 2001, but did not significantly impact us because we have not acquired any goodwill or significant intangible assets apart from goodwill since July 1, 2001. Certain provisions of the statement are to be applied by us by the end of the first quarter 2002. Other provisions of this statement have transition periods that for us end June 30, 2002 and December 31, 2002, with retroactive application of the effects of the transition periods to our first quarter 2002. We have not yet completed our analyses associated with the impacts of this statement, and do not have sufficient information at this time to determine whether or not the impacts will be material to our financial position or results of operations.

         Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

         Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" addresses financial accounting and reporting for the impairment or disposal of long lived assets. The provisions of this statement became effective for us on January 1, 2002. Many of the provisions of this statement are the same as or similar to provisions of previously existing accounting standards that this statement now supersedes. We have not yet finalized our analysis of this statement. However, based on our preliminary assessment of the statement and our belief that there are relatively no new requirements imposed by the statement from requirements previously in effect for us under prior accounting standards, we believe that there will be no material impact on us.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is change in interest rates. Our primary exposure is variable rates of interest associated with borrowings under our revolving credit and term loan facilities. These rates of interest are based on prime and LIBOR, as appropriate, which vary in accordance with prevailing economic conditions. As required under the terms of our credit agreement, we entered into interest rate hedging instruments aggregating $140.0 million in notional amount. We did not enter into these instruments for trading or speculative purposes.

         The following tables summarize our market risks associated with debt, redeemable preferred stocks, and interest rate hedging instruments outstanding at December 31, 2001 and 2000. The tables display future cash flows for periodic payments and maturities of principal for debt and redemptions of preferred stock. These cash flows reflect scheduled principal repayments and maturities for debt, and the redemption amounts for preferred stocks assume that all shares scheduled to be redeemed at the option of holders in each year are fully redeemed, in addition to scheduled mandatory redemptions, based on amounts outstanding at December 31, 2001 and 2000, respectively. The interest or dividend rate for each year in the table is based on the principal or par value outstanding at the end of the year, after taking into effect any payment, maturities, and redemptions that occurred in that year. Because of their variable and unpredictable nature, the interest rates specified for variable rate debt for each year are based on the actual aggregate weighted average rate in effect at December 31, 2001 and 2000, respectively, adjusted for the weighted effect of payments and maturities that occur in each year. With respect to our interest rate swap instruments, we pay fixed interest and receive variable interest, and the rates specified are based on the contracted fixed interest rates that we pay. With respect to our cap instruments, we receive variable interest when the applicable rates exceed the cap rates, and the rates specified are based on the contracted cap rates. Notional amounts for our swaps and caps are presented in the period that the related contracts expire. The notional amounts of the swaps and caps are used to measure interest to be paid or received. We do not pay any cash with respect to the notional amounts when they expire. Fair values of publicly held fixed rate debt and redeemable preferred stocks were determined based on quoted market prices for each individual security. Fair values for variable rate debt were based on their principal amounts outstanding at December 31, 2001 and 2000, respectively, for the principal amounts are subject to short term variable rates of interest and the rates in effect at December 31, 2001 and 2000 approximate the market rates available at each date. Valuations of nonpublicly held preferred stocks included in the tables were not significant. Fair values of the swaps and caps were based on the estimated amounts to settle the contracts assuming they were terminated at December 31, 2001 and 2000, respectively.

                             (dollars in thousands)

Market Risks at December 31, 2001
---------------------------------

                                                                                                               Fair
                   2002        2003        2004        2005          2006     Thereafter        Total          Value
                   ----        ----        ----        ----          ----     ----------        -----          -----
Debt:
  Fixed rate      $5,978     $2,420       $458       $200,345      $295,159    $531,012      $1,035,372       $941,407
  Average
  interest rate    11.82%     11.83%     11.83%         12.07%        12.40%      12.40%              -              -

  Variable rate   $2,750    $29,417   $192,208       $127,875             -           -        $352,250       $352,250
  Average
  interest rate     5.62%      5.57%      5.44%             -             -           -               -              -

Redeemable
preferred stocks $10,707    $11,125     $6,375              -             -    $437,982        $466,189       $235,204
Average
dividend rate       8.78%      8.90%      8.97%          8.97%         8.97%       8.97%              -              -

Interest rate
swaps notional
amount                 -    $72,114          -              -             -           -         $72,114        $(4,161)
Average
interest rate       7.19%      7.19%         -              -             -           -               -              -

Interest rate
caps notional
amount                 -    $67,886          -              -             -           -         $67,886             $1
Average
interest rate       9.00%      9.00%         -              -             -           -               -              -

Market Risks at December 31, 2000
---------------------------------

                                                                                                            Fair
                   2001      2002       2003        2004         2005         Thereafter      Total         Value
                   ----      ----       ----        ----         ----         ----------      -----         -----
Debt:
  Fixed rate      $8,141    $5,983     $1,970        $432       $200,345        $651,172       $868,043     $791,800
  Average
  interest rate    11.85%    11.89%     11.91%      11.91%         12.30%          12.30%             -            -

  Variable rate   $2,750    $3,100     $4,009    $208,725       $163,416               -       $382,000     $382,000
  Average
  interest rate    10.16%    10.16%     10.16%      10.13%             -               -              -            -

Redeemable
preferred stocks $10,000   $10,707    $11,125      $6,375              -        $452,844       $491,051     $461,781
Average
dividend rate       8.30%     8.44%      8.55%       8.61%          8.61%           8.61%            -             -

Interest rate
swaps notional
amount                 -         -    $72,114           -              -               -        $72,114      $(1,554)
Average
interest rate       7.19%     7.19%      7.19%          -              -               -              -            -

Interest rate
caps notional
amount                -          -    $67,886           -              -               -        $67,886          $14
Average
interest rate       9.00%     9.00%      9.00%          -              -               -              -            -

         There was a marked decrease in interest rates on our variable rate debt in 2001 compared to 2000. Short term interest rates in general declined throughout 2001 in response to the Federal Reserve's attempt to stimulate the sluggish economy by reducing interest rates. Such interest rate reductions in general meant continually declining market rates of interest were available to us on our variable rate debt in 2001 relative to the market rates of interest available to us for this debt in 2000.

         We have two swap contracts, one with a notional amount of $35.0 million and the other with a notional amount of $37.1 million. The aggregate weighted average fixed rate of interest for these contracts was 7.19% in each year. Each contract is marked to the 6 month LIBOR rate in effect at the beginning of each 6 month resetting period. We have two interest rate caps, one with a notional amount of $33.9 million and the other with a notional amount of $34.0 million. The cap rate under each contract is 9.0% and payment is determined quarterly based on the 3 month LIBOR rate in effect at the beginning of each 6 month resetting period. As a result of market LIBOR rates available to us for the swaps being lower than the fixed rates we pay on the swaps, we paid net additional interest of approximately $1.0 million in each of 2001 and 2000 with respect to our interest rate instruments. The net effect of the interest rate instruments on our weighted average variable rates of interest was an increase of 21 basis points in 2001 and 30 basis points in 2000.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages F-1 through F-33.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         Set forth below is information regarding the directors and executive officers of Pegasus Communications. The directors listed below became directors of Pegasus Communications on February 22, 2001, the date of its reorganization and adoption of its present holding company structure. Prior to that time, these individuals served as directors of Pegasus Satellite Communications, Inc., which, as a result of the reorganization, became a wholly owned subsidiary of Pegasus Communications. All of these individuals currently serve as directors of Pegasus Communications, Pegasus Satellite and Pegasus Media & Communications, Inc., a direct subsidiary of Pegasus Satellite. Messrs. Pagon, Lodge, Verlin, Pooler, Blank and Hane and Ms. Heisler hold the same positions with Pegasus Satellite and Pegasus Media & Communications, Inc. as they do with Pegasus Communications.

         Marshall W. Pagon has served as Chairman of the Board and Chief Executive Officer of Pegasus since its incorporation. Additionally, Mr. Pagon served as President of Pegasus from its incorporation to December 2001 and served as Treasurer of Pegasus from incorporation to June 1997. From 1991 to October 1994, when the assets of various affiliates of Pegasus, principally limited partnerships that owned and operated Pegasus' television and cable operations, were transferred to subsidiaries of Pegasus Media & Communications, Inc., a subsidiary of Pegasus, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted the business of Pegasus. Mr. Pagon's background includes over 20 years of experience in the media and communications industry. Mr. Pagon is one of his own designees to the board of directors pursuant to the amended voting agreement. See --ITEM 13: Certain Relationships and Related Transactions--Voting Agreement. Mr. Pagon is 46 years old.

         Ted S. Lodge has been a director of Pegasus since May 5, 2000 and has served as Pegasus' President, Chief Operating Officer and Counsel since December 2001. Mr. Lodge served as Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary of Pegasus beginning on July 1, 1996. In June 1997, Mr. Lodge became Pegasus' Secretary, and in July 2000, he became an Executive Vice President. From June 1992 through June 1996, Mr. Lodge practiced law with a number of law firms including Lodge & Company, and during that period, was engaged by Pegasus as its outside legal counsel in connection with various matters. Mr. Lodge currently is serving as a director of Pegasus as one of Mr. Pagon's designees to the board of directors pursuant to the amended voting agreement. Mr. Lodge is 45 years old.

         Howard E. Verlin is Executive Vice President of Business Affairs, Communications and IR/Capital Markets for Pegasus. Mr. Verlin served as Assistant Secretary of Pegasus until June 2000 and supervised Pegasus' cable operations until the sale of its last cable system in September 2000. Mr. Verlin has served similar functions with respect to Pegasus' predecessors in interest and affiliates since 1987 and has over 15 years of experience in the media and communications industry. Mr. Verlin is 40 years old.

         Joseph W. Pooler, Jr. has served as Pegasus' Vice President - Finance and Controller since March 2002 and as Vice President and Controller of Pegasus Satellite Television since December 1999. Prior to joining Pegasus, from January 1997 to December 1999, Mr. Pooler served as Corporate Controller of MEDIQ, Incorporated. Between 1993 and 1997, Mr. Pooler held various other positions with MEDIQ, Incorporated, including Director of Operations and Director of Sales Support. Mr. Pooler is a certified public accountant. Mr. Pooler is 36 years old.

         Scott A. Blank currently serves as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary of Pegasus. Mr. Blank served as Assistant General Counsel from January 1999 to January 2000 and as Vice President of Legal and Corporate Affairs from January 2000 to May 2001. Mr. Blank began serving as Senior Vice President of Legal and Corporate Affairs in June 2001 and as General Counsel and Secretary in December 2001. Mr. Blank had been an Assistant Secretary of Pegasus from January 1999 to December 2001. Prior to joining Pegasus, Mr. Blank was an attorney at the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath LLP from November 1993 to January 1999. Mr. Blank is 41 years old.

         John Hane has served as Senior Vice President of Business Development of Pegasus since April 2001, and is involved with Pegasus' advance Ka multimedia satellite system design and procurement. Prior to April 2001, Mr. Hane served as Senior Vice President of Pegasus Development Corporation from July 1999 through December 2000, and then as Vice President, Space Development from January 2001 to April 2001. Mr. Hane is the founder of Highcast Network, Inc., a developmental stage broadcast network that enables local television stations to insert local advertising and station promotions into digital signals, and has served as President and CEO of Highcast from March 1999 until the present. Pegasus Development Corporation holds a minority stake in Highcast and has the possibility of assuming a majority equity and voting position in Highcast. Prior to founding Highcast, Mr. Hane was Director of Regulatory Affairs for Lockheed Martin's commercial satellite service subsidiary, Lockheed Martin Telecommunications, where he was responsible for regulatory matters, and for assisting in the development of specifications and applications for several proposed satellite systems. From September 1995 through January 1997, Mr. Hane served as Vice President of Governmental Affairs for New World Television. Mr. Hane is 42 years old.

         Karen Heisler has served as Senior Vice President of Human Resources and Administrative Services of Pegasus since April 2001. Prior to April 2001, Ms. Heisler served as Vice President of Human Resources after joining Pegasus in January 2001. From August 1999 through September 2000, Ms. Heisler was Vice President of Learning and Development for Comcast Cable's Comcast University, where she was responsible for employee training and development. Prior to this position, from November 1998 through August 1999, she was Senior Vice President of Human Resources at Comcast Cellular Communications. Prior to November 1998, Ms. Heisler spent approximately 13 years with Episcopal Hospital Systems. Ms. Heisler is 42 years old.

         Robert F. Benbow has been a director of Pegasus since May 5, 2000. Mr. Benbow had been a director of Golden Sky and its predecessors from February 1997 to May 5, 2000. He is a Vice President of Burr, Egan, Deleage & Co., a private venture capital firm, and a Managing General Partner of Alta Communications, Inc., a private venture capital firm. Prior to joining Burr, Egan, Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was a Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. Mr. Benbow currently is serving as a director of Pegasus designated by affiliates of Alta Communications pursuant to the amended voting agreement. Mr. Benbow is 66 years old.

         Harry F. Hopper III has been a director of Pegasus since April 27, 1998. Mr. Hopper is a Managing Member of Columbia Capital LLC, which he joined in January 1994. Columbia Capital is a venture capital firm with an investment focus on communications services, network infrastructure and technologies, and communications software. Mr. Hopper is also a director of: DSL.Net and the following private companies: Metro PCS, Inc., a major market wireless mobile communications provider; Affinity, Inc., a web hosting company; Pihana Pacific Corporation, a Pan-Asian internet peering and data center company, and Xemod, Inc., a producer of next generation linear power amplifiers. From June 1996 until April 27, 1998, Mr. Hopper had been a director of Digital Television Services or a manager of its predecessor limited liability company. Mr. Hopper currently is one of Mr. Pagon's designees on the board of directors. Mr. Hopper is 48 years old.

         James J. McEntee, III has been a director of Pegasus since October 8, 1996. Mr. McEntee is of counsel to the law firm of Lamb, Windle & McErlane, P.C. and was a Principal of that law firm and Chairman of its Business Department from 1995 through March 1, 2000. Mr. McEntee is also a Principal in Harron Capital, L.P., a venture capital firm focused on new and traditional media ventures, and he is an executive officer of Harron Management Company, LLC. In addition, Mr. McEntee is Chairman of the Board of Directors of Around Campus, Inc., a company in the business of publishing college student directories and creating marketing opportunities in college communities. He is also a director of Bancorp.com, an affiliate based Internet bank, and Spectrum Foods, Inc., a company specializing in selling and marketing specialty food products. He is also a director of several other private companies. Mr. McEntee is one of the directors designated as an independent director under the voting agreement. Mr. McEntee is 44 years old.

         Mary C. Metzger has been a director of Pegasus since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications L.L.C. and its predecessor company, Personalized Media Communications Corp., since February 1989. Ms. Metzger has also been Managing Director of Video Technologies International, Inc. since June 1986. Ms. Metzger is one of the directors designated as an independent director under the amended voting agreement. She is also a designee of Personalized Media Communications under an agreement between Pegasus and Personalized Media. See ITEM 13: Certain Relationships and Related Transactions--Investment in Personalized Media Communications, L.L.C. and Licensing of Patents. Ms. Metzger is 56 years old.

         William P. Phoenix has been a director of Pegasus since June 17, 1998. He is a Managing Director of CIBC World Markets Corp., dividing his time between Trimaran Capital Partners, where he is an investment professional, and CIBC Capital Partners, where he heads up the New York office focusing on mezzanine transactions and private equity opportunities. Mr. Phoenix has extensive experience as a provider of all forms of capital to non-investment grade companies and is also a member of CIBC World Markets Corp.'s US management, investment and credit committees. Prior to joining CIBC World Markets Corp. in 1995, Mr. Phoenix had been a Managing Director of Canadian Imperial Bank of Commerce with management responsibilities for the bank's acquisition finance, mezzanine finance and loan workout and restructuring businesses. Mr. Phoenix joined Canadian Imperial Bank of Commerce in 1982. Mr. Phoenix also serves as a director of Millennium Digital Media and Machslinke Ltd. Mr. Phoenix is one of the directors designated as an independent director pursuant to the amended voting agreement. Pegasus and CIBC World Markets Corp. have engaged in various transactions. See ITEM 13: Certain Relationships and Related Transactions--CIBC World Market Corp. and Affiliates. Mr. Phoenix is 45 years old.

         Robert N. Verdecchio has been a director of Pegasus since December 18, 1997. He served as Pegasus' Senior Vice President, Chief Financial Officer and Assistant Secretary from its inception to March 22, 2000 and as its Treasurer from June 1997 until March 22, 2000. He has also performed similar functions for Pegasus Media's affiliates and predecessors in interest from 1990 to March 22, 2000. Mr. Verdecchio is a certified public accountant and has over 15 years of experience in the media and communications industry. He is now a private investor. Mr. Verdecchio currently is serving as a director of Pegasus as one of Mr. Pagon's designees to the board of directors pursuant to the amended voting agreement. Mr. Verdecchio is 45 years old.

ITEM 11:  EXECUTIVE COMPENSATION

         The following table sets forth certain information for Pegasus' last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of Pegasus' four most highly compensated officers other than the Chief Executive Officer.

                           Summary Compensation Table

                                                                                                  Long-Term
                                              Annual Compensation                            Compensation Awards
                         ---------------------------------------------------------------   ------------------------
                                                                                           Restricted    Securities
                         Principal                                         Other Annual      Stock      Underlying     All Other
       Name              Position        Year       Salary      Bonus(1)    Compensation    Award(5)     Options(6)  Compensation(8)
       ----              --------        ----       ------      --------    ------------    --------     ----------  ---------------
Marshall W. Pagon....Chairman and        2001     $428,846      $174,997     $59,245(4)          --        245,000     $427,305(9)
                     Chief Executive     2000     $330,769           --      $40,150(4)          --        156,822(7)  $260,000(9)
                     Officer             1999     $274,743      $124,978          --             --        380,000     $256,368(9)


Ted S. Lodge.........President,          2001     $256,538      $112,492(2)       --             --        120,000     $  3,900
                     Chief               2000     $207,404      $ 86,096(2)       --        $13,881         75,000     $  3,900
                     Operating           1999     $164,647      $ 71,085(2)       --        $32,983        170,000     $  3,600
                     Officer and
                     Counsel

Howard E. Verlin.....Executive Vice      2001     $231,538      $ 66,654(2)       --             --         71,639(7)  $ 10,500
                     President           2000     $185,539      $299,961(2)       --             --         75,000     $  2,100
                                         1999     $155,974      $144,975(2)       --             --        190,000     $  1,620



Kasin Smith(3).......Chief Financial     2001     $216,769      $ 62,397(2)       --        $17,587        120,000     $ 10,500
                     Officer,            2000     $151,674      $ 16,500(2)       --             --         51,142(7)  $ 10,090
                     Treasurer and       1999     $108,022            --          --             --        100,000     $  2,021
                     Executive Vice
                     President of
                     Finance and
                     Information
                     Technology

Scott A. Blank....   Senior Vice         2001     $188,077       $25,803         --         $87,459         75,000     $ 10,500
                     President,
                     General Counsel
                     and Secretary

--------------------
(1) Unless otherwise indicated, the included amounts represent the fair market value of shares vested at the time of award under Pegasus' restricted stock plan. Subject to limitations specified in Pegasus' restricted stock plan, an executive officer may elect to receive all or a portion of an award in the form of cash, stock or an option to purchase shares. The cash portion of an award is reported as a bonus to executive officers, as described in note 2 below. The portion of an award chosen to be received as stock is reported either as a bonus if unrestricted at the time of grant or, if restricted, as a restricted stock award under note 5 below. The portion of an award chosen to be received as options to purchase shares is reported under note 7 below. Generally, awards made under Pegasus' restricted stock plan vest based upon years of service with Pegasus from the date of initial employment. Shares are vested 34% after two years of employment, an additional 33% after three years of employment and the remaining 33% vests upon four years of employment. As a consequence, awards made under Pegasus' restricted stock plan may be either partially or fully vested on the date they are granted. All awards made to Messrs. Pagon and Verlin under Pegasus' restricted stock plan in fiscal years 1999, 2000 and 2001 were fully vested on the date granted. Awards to Mr. Lodge in fiscal years 1999, 2000 and 2001 were 34%, 67% and fully vested on the date granted, respectively. In addition, Mr. Lodge received a special recognition award of 308 shares in 1999, which was fully vested upon issuance. Mr. Smith received an award in fiscal year 2001, which was 34% vested on the date granted. Mr. Blank received three awards in fiscal year 2001, two of which were 34% vested and one which had not yet vested on the date granted.

(2) Includes amounts chosen by each named executive officer to be received as cash under Pegasus' restricted stock plan, as described in note 1 above. The amounts listed below reflect the cash portion of discretionary awards granted to each of the named executive officers for each of the three prior years.

                                           1999              2000            2001
                                           ----              ----            ----
                Mr. Pagon                   --                --               --
                Mr. Lodge                $50,000           $58,000          $75,000
                Mr. Verlin               $45,000           $55,000          $33,333
                Mr. Smith                   --             $16,500          $53,333
                Mr. Blank                    *                *                --

         *Mr. Blank was named an executive officer of Pegasus in 2001.

(3)      Mr. Smith resigned from Pegasus on March 8, 2002.

(4) Represents the value of benefits received related to the plane available for use by Pegasus.

(5) The included amounts represent the fair market value of the restricted portion of stock awards chosen to be received under Pegasus' restricted plan, as described in note 1 above. Mr. Lodge's employment with Pegasus began on July 1, 1996. Consequently, awards of 2,838 shares and 858 shares granted to Mr. Lodge in fiscal years 1999 and 2000, respectively, were fully vested on July 1, 2000, and the award of 1,456 shares granted in fiscal year 2002 was fully vested on the date of grant. Mr. Smith's employment with Pegasus began on September 8, 1998. Consequently, as of December 31, 2001, 693 of the 1,035 shares awarded to Mr. Smith in fiscal year 2001, or 67%, had vested. The remaining 342 restricted shares held by Mr. Smith are scheduled to vest in 2002. Mr. Blank's employment with Pegasus began on January 18, 1999. Consequently, as of December 31, 2001, 1,721 of the 5,064 shares granted to Mr. Blank under Pegasus' restricted stock plan in fiscal year 2001, or 34%, had vested. 1,670 of the remaining 3,343 restricted shares held by Mr. Blank vested on January 18, 2002 and the remaining 1,673 shares are scheduled to vest on January 18, 2003. Based upon the closing price of Pegasus' Class A common stock on December 31, 2001 of $10.41 per share, the 342 restricted shares held by Mr. Smith and the 3,343 shares held by Mr. Blank had a value of $3,560 and $34,801, respectively, on December 31, 2001. Subject to limitations specified in Pegasus' restricted stock plan, executive officers are entitled to receive dividends on the unvested portion of their awards, excluding any portion of their award for which they elect to receive options in lieu of stock. Pegasus does not anticipate paying cash dividends on its common stock in the foreseeable future. Pegasus' policy is to retain cash for operations and expansion.

(6)      Adjusted to reflect stock split effective as of May 30, 2000.

(7) Includes options issued under Pegasus' restricted stock plan in lieu of receiving the award in cash or stock. In fiscal year 2000, Messrs. Pagon and Smith received options under Pegasus' restricted stock plan to purchase 6,822 shares and 1,142 shares, respectively. In fiscal year 2001, Mr. Verlin received options under Pegasus' restricted stock plan to purchase 1,639 shares. Options granted pursuant to Pegasus' restricted stock plan vest based upon years of service with Pegasus from the date of initial employment, as described in note 1 above. For information regarding the exercise price and expiration date of these options, see the table below entitled "Option Grants in 2001."

(8) Unless otherwise indicated, the amounts listed represent Pegasus' contributions under its U.S. 401(k) plan.

(9) Of the amounts listed for Mr. Pagon in each of the fiscal years 1999, 2000 and 2001, $250,0000, $250,000 and $416,805, respectively, represent the full-dollar value to Mr. Pagon of premiums paid by Pegasus in connection with the split dollar agreements entered into by Pegasus with the trustees of insurance trust established by Mr. Pagon. The split dollar agreements provide that Pegasus will be repaid all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. See ITEM 13: Certain Relationships and Related Transactions --Split Dollar Agreement.

                              Option Grants in 2001

         Pegasus granted options to employees to purchase a total of 1,709,064 shares during 2001 of which 1,702,185 shares were granted under Pegasus' stock option plan and 6,879 were granted under Pegasus' restricted stock plan. The amounts set forth below in the columns entitled "5%" and "10%" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

                                                                                   Potential Realizable Value
                                                                                   at Assumed Annual Rates of
                                                                                    Stock Price Appreciation
                                          Individual Grants                             for Option Term
                        --------------------------------------------------------   ---------------------------
                        Number of       % of Total
                        Securities        Options
                        Underlying      Granted to      Exercise
                         Options       Employees in      Price       Expiration
       Name             Granted(1)      Fiscal Year    Per Share        Date           5%             10%
       ----             ----------      -----------    ---------        ----           --             ---
Marshall W. Pagon........245,000           14.3%         $5.40        9/20/2011     $832,028      $2,108,521

Ted S. Lodge.............120,000            7.0%         $5.40        9/20/2011     $407,524      $1,032,745

Howard E. Verlin......... 70,000            4.1%         $5.40        9/20/2011     $237,722        $602,435
                           1,639(2)          .01%       $25.75        1/01/2006      $26,542         $67,263

Kasin Smith .............120,000            7.0%         $5.40        9/20/2011     $407,524      $1,032,745

Scott A. Blank .......... 75,000            4.4%         $5.40        9/20/2011     $254,702        $645,466

--------------------------
(1) Unless otherwise indicated, the included amounts represent the number of options issued on September 20, 2001 under Pegasus' stock option plan. Options granted to executive officers under Pegasus' stock option plan become exercisable as determined by a stock option plan committee organized pursuant to the plan. The options issued as part of the September 20, 2001 grant vest based upon years of service with Pegasus from the date of initial employment. Options issued are vested 34% after two years of employment, an additional 33% after three years of employment and the remaining 33% vests upon four years of employment. As a consequence, options issued to Messrs. Pagon, Lodge and Verlin were fully vested on the date of grant; options issued to Mr. Smith were 67% vested on the date of grant and options issued to Mr. Blank were 34% vested on the date granted.

(2) Represents options issued under Pegasus' restricted stock plan in lieu of receiving the award in either cash or stock, as described in note 1 of the table above entitled "Summary Compensation Table." Options granted pursuant to Pegasus' restricted stock plan vest based upon years of service with Pegasus from the date of initial employment in a manner identical to that described in note 1 above. Mr. Verlin's employment with Pegasus began on January 1, 1987, consequently, all options granted to Mr. Verlin under Pegasus restricted stock plan were fully vested and exercisable on the date of grant.

         The table below shows aggregated stock option exercises by the named executive officers in 2001 and 2001 year end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of the underlying securities exceeds the exercise price of the option. The closing price of Pegasus' Class A common stock on December 31, 2001, was $10.41 per share.

       Aggregate Option Exercises in 2001 and 2001 Year-End Option Values

                                                      Number of Securities         Value of the Unexercised
                                                     Underlying Unexercised        In-the-Money Options at
                                                   Options at Fiscal Year End          Fiscal Year End
                     ----------------------------------------------------------------------------------------
                        Shares
                     Acquired on       Value
       Name            Exercise      Realized      Exercisable   Unexercisable   Exercisable    Unexercisable
       ----            --------      --------      -----------   -------------   -----------    -------------
Marshall W. Pagon.....    0             --          924,489        197,333       $1,895,210        $166,940
Ted S. Lodge..........    0             --          481,053         82,491         $958,255         $35,745
Howard E. Verlin......    0             --          369,666         90,613         $707,755         $35,745
Kasin Smith ..........    0             --          164,865        106,477         $402,804        $198,396
Scott A. Blank........    0             --           46,100         89,100         $127,755        $247,995

Compensation Committee Interlocks and Insider Participation

         During 2001, the compensation committee of the board of directors generally made decisions concerning executive compensation of executive officers. The compensation committee consisted of James J. McEntee, III, Harry
F. Hopper III, and Robert F. Benbow. Mr. Benbow is associated with affiliates of Alta Communications that were formerly stockholders of Golden Sky. See ITEM 13:
Certain Relationships and Related Transactions--Acquisition of Golden Sky Holdings, Inc.

Compensation of Directors

         Under Pegasus' by-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. Pegasus currently pays its directors who are not employees or officers of Pegasus an annual retainer of $10,000 plus $750 for each board meeting attended in person, $375 for each meeting of a committee of the board and $375 for each board meeting held by telephone. The annual retainer is payable, at each director's option, in cash or in the form of options to purchase Pegasus' Class A common stock. Pegasus also reimburses each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

         On September 20, 2001, Robert F. Benbow, Harry F. Hopper III, James J. McEntee, III, Mary C. Metzger, William P. Phoenix and Robert N. Verdecchio, who were then all of Pegasus' non-employee directors, each received options to purchase 20,000 shares of Class A common stock under Pegasus' stock option plan. Each option vests based upon years of service with Pegasus from the date of initial appointment to the board of directors. Options issued are vested 34% after two years of service, an additional 33% after three years of service and the remaining 33% vest upon four years of service. Each option was issued at an exercise price of $5.40 per share, the closing price of the Class A common stock on September 19, 2001, the date prior to the date of the grant, and is exercisable until the tenth anniversary from the date of grant.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 15, 2002 (unless otherwise indicated in the notes below) regarding the beneficial ownership of the Class A common stock and Class B common stock of Pegasus by (a) each stockholder known to Pegasus to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of Pegasus' Class A common stock and Class B common stock, based upon Pegasus' records or the records of the Securities and Exchange Commission, (b) each director of Pegasus, (c) each of the named executive officers of Pegasus and (d) the directors and executive officers of Pegasus as a group. Each share of Class B common stock of Pegasus is currently convertible at the discretion of the holders into an equal number of shares of Pegasus' Class A common stock. Each of the stockholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

                                                     Pegasus Communications            Pegasus Communications
            Name and address of                       Class A Common Stock             Class  B Common Stock          Voting
              Beneficial Owner                         Beneficially Owned                Beneficially Owned            Power
            -------------------                      ----------------------            ----------------------         -------
                                                               Shares          %           Shares          %             %
                                                               ------         ----         ------         ----          ----
Marshall W. Pagon(1) (2)....................              13,565,703(3)(4)    22.3      9,163,800(4)       100           67.0
Ted S. Lodge................................                 652,814(5)        1.3                 -        -               *
Howard E. Verlin............................                 464,129(6)          *                 -        -               *
Kasin Smith ................................                 205,277(7)          *                 -        -               *
Scott A. Blank..............................                 536,953(8)        1.1                 -        -               *
Robert F. Benbow............................              13,577,995(4)(9)    22.3      9,163,800(4)       100           67.0
Harry F. Hopper III.........................                 422,828(10)         *                 -        -               *
James J. McEntee, III.......................                 114,135(11)         *                 -        -               *
Mary C. Metzger.............................               2,476,492(12)       4.6                 -        -             1.7
William P. Phoenix..........................                  39,159(13)         *                 -        -               *
Robert N. Verdecchio........................                 305,250(14)         *                 -        -               *
Alta Communications VI, L.P. and related
  entities (15).............................              13,565,703(4)       22.3      9,163,800(4)       100           67.0
FMR Corp. (16)..............................               5,547,729          10.9                 -        -             3.9
John Hancock Financial Services, Inc.  and
  related entities (17).....................               5,230,350          10.3                 -        -             3.7
T. Rowe Price Associates, Inc. and related
  entities (18).............................               3,411,342           6.6                 -        -             2.4
Wellington Management Company,
  LLP (19)..................................               5,821,960          11.5                 -        -             4.1
Directors and executive officers as a group
  (20) (consists of 14 persons).............              18,872,773          29.2      9,163,800(4)       100           68.9

---------------------------

* Represents less than 1% of the outstanding shares of Class A common stock or less than 1% of the voting power, as applicable.

(1) The address of this person is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, Pennsylvania 19004.

(2) Pegasus Capital, L.P. holds 2,488,138 shares of Class B common stock. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P. and is deemed to be the beneficial owner of these shares. All of the 6,675,662 remaining shares of Class B common stock are owned by Pegasus Communications Holdings, Inc. and two of its subsidiaries. All the capital stock of Pegasus Communications Holdings, Inc. is held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. Therefore, apart from the voting agreement described in note 4 below, Mr. Pagon is the beneficial owner of 100% of Class B common stock with sole voting and investment power over all such shares.

(3) Includes 355,000 shares of Class A common stock owned directly by Pegasus PCS Partners, L.P. Mr. Pagon, Pegasus Capital, Ltd., Pegasus Capital L.P., Pegasus Communications Portfolio Holdings, Inc. and Pegasus PCS, Inc. are deemed to be beneficial owners of the shares. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P., which is the sole shareholder of Pegasus Communications Portfolio Holdings, Inc., the sole shareholder of Pegasus PCS, Inc., the general partner of Pegasus PCS Partners, L.P. Mr. Pagon and each of the entities named as beneficial owners of the 355,000 shares of Class A common stock disclaim beneficial ownership with respect to such shares, except to their respective pecuniary interests therein. Also includes the 9,163,800 shares of Class B common stock described in note 2 above which are convertible into shares of Class A common stock on a one for one basis, 958,489 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and 38,522 shares of Class A common stock which Mr. Pagon holds directly.

(4) As a consequence of being parties to the voting agreement (described elsewhere herein), each of these parties is deemed to have shared voting power over certain shares beneficially owned by them in the aggregate for the purposes specified in the voting agreement. Therefore, the parties to the voting agreement will each be deemed to be the beneficial owner with respect to 9,163,800 shares of Class A common stock issuable upon conversion of all of the outstanding shares of Class B common stock beneficially owned by Mr. Pagon as described in note 2 above, the 1,352,011 additional shares of Class A common stock beneficially owned by Mr. Pagon as described in note 3 above and 3,049,892 shares of Class A common stock held in the aggregate by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S LLC as described in note 15 below.

(5) This includes 3,000 shares of Class A common stock owned by Mr. Lodge's wife, of which Mr. Lodge disclaims beneficial ownership, and 488,333 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(6) This includes 376,946 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(7) This includes 204,465 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(8) This includes 453,411 shares of Class A common stock held in Pegasus' 401(k) plans over which Mr. Blank and one other executive officer of Pegasus share voting power in their capacities as co-trustees and 77,250 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(9) The information for Mr. Benbow includes 12,292 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and all shares of Class A common stock held by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm. S By S LLC as described below in note 15. Mr. Benbow is a general partner of Alta Communications VI, L.P. and Alta Subordinated Debt Partners III, L.P. Alta-Comm. S By S LLC is required to invest in the same securities as Alta Communications VI, L.P. Mr. Benbow disclaims beneficial ownership of all shares held directly by those entities, except for his pecuniary interest therein. The address of this person is 200 Clarendon Street, Floor 51, Boston, Massachusetts 02116.

(10) This includes 45,832 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options, and 9,500 shares held by the Hopper Family Foundation, of which Mr. Hopper is a trustee and officer.

(11) This includes 65,759 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and 2,000 shares held beneficially by Mr. McEntee's wife, of which Mr. McEntee disclaims beneficial ownership.

(12) This includes 400,000 shares of Class A common stock held by Personalized Media & Communications, L.L.C. of which Ms. Metzger is Chairman and warrants for 2,000,000 shares of Class A common stock exercisable by Personalized Media Communications, L.L.C. Ms. Metzger disclaims beneficial ownership of all shares held directly by Personalized Media, except for her pecuniary interest therein. Also includes 59,492 shares of Class A common stock, which are issuable upon the exercise of the vested portion of outstanding stock options. The address of Ms. Metzger is 110 East 42nd Street, Suite 1704, New York, New York, 10017.

(13) This includes 39,159 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(14) This includes 179,816 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(15) Based on information provided pursuant to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001. This includes the following number of shares of Class A common stock held by the designated entity: Alta Communications VI, L.P. (1,878,027); Alta Subordinated Debt Partners III, L.P. (1,129,092); and Alta-Comm. S By S LLC (42,773). The address for such entities is 200 Clarendon Street, Floor 51, Boston, Massachusetts 02116.

(16) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on July 10, 2001. The address of this entity is 82 Devonshire Street, Boston, Massachusetts 02109.

(17) Based on information provided pursuant to an amendment to Schedule 13G filed jointly by John Hancock Financial Services, Inc., its direct, wholly owned subsidiary, John Hancock Life Insurance Company, and its indirect subsidiaries, John Hancock Subsidiaries LLC, The Berkeley Financial Group, LLC and John Hancock Advisers, LLC with the Securities and Exchange Commission on February 8, 2002. John Hancock Advisers, LLC has both direct beneficial ownership of, and the sole power to vote or to direct the vote of all 5,230,350 shares. Through their parent subsidiary relationship with John Hancock Advisers, LLC, John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Subsidiaries LLC and The Berkeley Financial Group, LLC each have indirect beneficial ownership of the 5,230,350 shares. The address of John Hancock Financial Services, Inc., John Hancock Life Insurance Company and John Hancock Subsidiaries LLC is John Hancock Place, P.O. Box 111, Boston, MA 02117. The address of The Berkeley Financial Group, LLC and John Hancock Advisers, LLC is 101 Huntington Avenue, Boston, MA 02199.

(18) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001. These securities are owned by various individuals and institutional investors, including T. Rowe Price New Horizons Fund, Inc. which owns 2,500,000 shares. T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with respect to these securities, with sole voting power over 429,242 of the securities and sole dispositive power over all of the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. is 100 East Pratt St., Baltimore, Maryland 21202.

(19) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 13, 2001. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(20) This includes 2,579,918 shares of Class A common stock which are issuable upon the vested portion of outstanding stock options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Split Dollar Agreements

         In December 1996 and December 2001, Pegasus entered into split dollar agreements with the trustees of insurance trusts established by Marshall W. Pagon. Under the split dollar agreements, Pegasus agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trusts. The agreements provide that Pegasus will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. The full-dollar value of premiums paid by Pegasus amounted to $250,000, $250,000 and $416,805 in each of the years of 1999, 2000 and 2001, respectively.

Relationship with W.W. Keen Butcher and Affiliated Entities

         Pegasus entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon and Nicholas A. Pagon, who until March 23, 2001 was a Senior Vice President of Pegasus, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement as modified in 1999, Pegasus agreed to provide and maintain collateral for up to $8.0 million in principal amount of bank loans to Mr. Butcher, his affiliated entities and the minority owner. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher for the acquisition of television broadcast stations to be programmed by Pegasus pursuant to local marketing agreements.

         Under this arrangement, on November 10, 1998, Pegasus sold to one of the Butcher companies the FCC license for the television station then known as WOLF for $500,000 and leased certain related assets to the Butcher company, including leases and subleases for studio, office, tower and transmitter space and equipment, for ongoing rental payments of approximately $18,000 per year plus operating expenses. WOLF is now known as WSWB and is one of the television stations serving the Wilkes-Barre/Scranton, Pennsylvania designated market area that is programmed by Pegasus. Mr. Butcher and the minority owner borrowed the $500,000 under the loan collateral arrangement described above. Concurrently with the closing under the agreement described above, one of the Butcher companies assumed a local marketing agreement, under which Pegasus provides programming to WSWB and retains all revenues generated from advertising in exchange for payments to the Butcher company of $4,000 per month plus reimbursement of certain expenses. The term of the local marketing agreement is three years, with two three year automatic renewals. The Butcher company also granted Pegasus an option to purchase the station license and assets if it becomes legal to do so for the costs incurred by the Butcher company relating to the station, plus compound interest at 12% per year.

         On July 2, 1998, Pegasus assigned to one of the Butcher companies its option to acquire the FCC license for television station WFXU, which rebroadcasts WTLH pursuant to a local marketing agreement with Pegasus. The Butcher company paid Pegasus $50,000 for the option. In May 1999, the Butcher company purchased the station and assumed the obligations under the local marketing agreement with Pegasus. The Butcher company borrowed the $50,000 under the loan collateral arrangement, and granted Pegasus an option to purchase the station on essentially the same terms described above for WOLF. Pegasus has recently exercised this option and currently has an application pending before the FCC seeking consent to the assignment of WFXU's license from the Butcher company to a subsidiary of Pegasus.

         In addition, a subsidiary of Pegasus has recently purchased the construction permit for a new full power television station, WBPG(TV), operating on Channel 55 at Gulf Shores, Alabama, from one of the Butcher companies. On August 31, 2001, the parties consummated the sale of the assets and construction permit for WBPG from the Butcher company to a subsidiary of Pegasus for a purchase price of $451,906. One of the Butcher companies had received the original construction permit for WBPG from the FCC in July 2000.

         Pegasus currently provides programming under a local marketing agreement to television station WPME. Under the local marketing agreement, Pegasus also holds an option to purchase WPME. One of the Butcher companies acquired WPME and the FCC license from the prior owner in February 2001. Pegasus believes that the WOLF, WFXU and WBPG transactions were done at fair value and that any future transactions that may be entered into with the Butcher companies or similar entities, including the WPME transaction as described, will also be done at fair value.

Acquisition of Golden Sky Holdings, Inc.

         On May 5, 2000, Pegasus acquired Golden Sky Holdings, Inc. through the merger of Golden Sky Holdings, Inc. with a subsidiary of Pegasus. Prior to the merger, Golden Sky was the second largest independent provider of DIRECTV. Golden Sky operates in 24 states and its territories includes approximately 1.9 million households and 392,100 subscribers.

         In connection with the merger Pegasus issued approximately 12.2 million shares of its Class A common stock, including stock options, to stockholders and former employees of Golden Sky. Pegasus also granted registration rights to certain Golden Sky stockholders, including Alta Communications VI, L.P. and its affiliates and Spectrum Equity Investors L.P. and its affiliates. As a result of the Golden Sky merger and the amended voting agreement described below, Robert
F. Benbow and another former director of Golden Sky Holdings were elected to Pegasus Communications' board of directors.

Voting Agreement

         In connection with Pegasus' acquisitions of Digital Television Services in 1998 and of Golden Sky in 2000, some of the principal stockholder groups of those two companies entered into, and later amended, a voting agreement with Pegasus and Mr. Marshall W. Pagon. The voting agreement provided those stockholder groups the right to designate members of Pegasus Communications' board of directors and required Mr. Pagon to cause all shares of Class A and Class B common stock whose vote he controls to be voted to elect those designees.

         Because of later events, only affiliates of Alta Communications currently have the right to designate a director. They have designated Mr. Benbow.

         Under the amended voting agreement, Mr. Pagon has the right to designate four directors. His designees are currently himself and Messrs. Lodge and Verdecchio. Currently, Messrs. Hopper, McEntee and Phoenix and Ms. Metzger are independent directors, as defined in the voting agreement. Mr. Hopper, prior to May 2000, was the designee of one of the former stockholders of Digital Television Services. In May 2000, he became one of Mr. Pagon's designees. At Pegasus Communications' 2001 annual meeting of stockholders, Mr. Hopper was elected as an independent director, as defined by the voting agreement, and Mr. Pagon therefore has the right to designate another director to the board.

Communications License Reauction

         Pegasus PCS Partners, L.P., a partnership owned and controlled by Marshall W. Pagon, held two personal communications system licenses in Puerto Rico. In August 1999, Pegasus Development Corporation made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Pegasus Communications itself did not meet the qualification criteria for the FCC's re-auction in which Pegasus PCS Partners acquired one of its two licenses. Pegasus Satellite's interest in Pegasus PCS Partners was distributed to Pegasus Communications in connection with the February 2001 holding company reorganization as a result of the distribution of the stock of Pegasus Development Corporation from Pegasus Satellite to Pegasus Communications. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including securities of Pegasus Communications).

CIBC World Markets Corp. and Affiliates

         William P. Phoenix, a director of Pegasus Communications, is a Managing Director of CIBC World Markets Corp. CIBC World Markets Corp. and its affiliates have provided various services to Pegasus and its subsidiaries since the beginning of 1997. CIBC World Markets Corp. has historically performed a number of services for Pegasus, including serving in the year 2000 and the first quarter of 2001 as dealer manager and information agent for an exchange offer of 12-3/4% Series A cumulative exchangeable preferred stock of Pegasus Satellite for Pegasus Communications' 12-3/4% Series A Cumulative Exchangeable Preferred Stock issued in connection with the holding company reorganization. CIBC World Markets Corp. received customary commissions for serving in this capacity.

         CIBC World Markets Corp. or its affiliates have also performed the following services for Pegasus:

         o acted as dealer manager and information agent for exchange offers of Golden Sky Systems notes and Golden Sky DBS notes in exchange for Pegasus Satellite notes;

         o issued letters of credit in connection with bridge financing obtained by Pegasus;

         o provided fairness opinions to Pegasus and/or its affiliates in connection with certain intercompany loans and other intercompany transactions;

         o agreed to purchase any and all 12-3/4% Series A cumulative exchangeable preferred stock, when issued, of Pegasus Holdings Corporation I (renamed Pegasus Communications Corporation) in connection with Pegasus' holding company reorganization;

         o acted as lender in connection with the Pegasus Media & Communications credit facility;

         o acted as one of the initial purchasers in Pegasus Satellite's December 2001 Rule 144A offering of $175.0 million in aggregate principal amount of 11-1/4% senior notes due 2010. In connection with that offering, CIBC World Markets Corp. agreed to provide up to $75.0 million in additional bank debt financing to Pegasus Satellite, at the election of either CIBC World Markets Corp. or Pegasus Satellite, subject to certain conditions and for specific purposes. The option is coterminous with the uncommitted $200 million of additional financing available under Pegasus Media & Communications' revolving credit facility, which additional financing currently expires on June 30, 2002; and

         o made a $75.0 million term loan to Pegasus in September 2001, expiring one year from the date of closing. The loan was repaid in December 2001.

         During 2001, for services rendered, Pegasus or its subsidiaries paid to CIBC World Markets Corp. or its affiliates an aggregate of $8.4 million in fees. As of March 6, 2002, Pegasus or its subsidiaries had paid no fees to CIBC World Markets Corp. or its affiliates for services rendered in 2002. Pegasus Communications believes that all fees paid to CIBC World Markets Corp. or its affiliates in connection with the transactions described above were customary. Pegasus Communications anticipates that it or its subsidiaries may engage the services of CIBC World Markets Corp. in the future.

Investment in Personalized Media Communications, L.L.C. and Licensing of Patents

         On January 13, 2000, Pegasus made an investment in Personalized Media Communications, L.L.C. Personalized Media is an advanced communications technology company that owns an intellectual property portfolio consisting of seven issued U.S. patents and over 10,000 claims submitted in several hundred pending U.S. patent applications. A majority of pending claims are based on a 1981 filing date, with the remainder based on a 1987 filing date. Mary C. Metzger, Chairman of Personalized Media and a member of Pegasus Communications' board of directors, and John C. Harvey, Managing Member of Personalized Media and Ms. Metzger's husband, own a majority of and control Personalized Media as general partners of the Harvey Family Limited Partnership.

         A subsidiary of Personalized Media granted Pegasus Communications an exclusive license for the distribution of satellite based services using Ku band BSS frequencies at the 101(degree), 110(degree) and 119(degree) west longitude orbital locations and Ka-band FSS frequencies at the 99(degree), 101(degree), 103(degree) and 125(degree) west longitude orbital locations, which frequencies have been licensed by the FCC to affiliates of Hughes Electronics Corporation. In addition, Personalized Media granted to Pegasus Communications the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with other frequencies that may be licensed to Pegasus in the future.

         The license granted by Personalized Media's subsidiary provides rights to all claims covered by Personalized Media's patent portfolio, including functionality for automating the insertion of programming at a DBS uplink, the enabling of pay-per-view buying, the authorization of receivers, the assembly of records of product and service selections made by viewers including the communication of this information to billing and fulfillment operations, the customizing of interactive program guide features and functions made by viewers and the downloading of software to receivers by broadcasters. Pegasus Communications will pay license fees to Personalized Media of $100,000 per year for three years.

         Pegasus Communications acquired preferred interests of Personalized Media for approximately $14.3 million in cash, 400,000 shares of Pegasus Communications' Class A common stock and warrants to purchase 2.0 million shares of Pegasus Communications' Class A common stock at an exercise price of $45.00 per share and with a term of ten years. After certain periods of time, Personalized Media may redeem the preferred interests, and Pegasus Communications may require the redemption of preferred interests, in consideration for Personalized Media's transfer to Pegasus Communications of Personalized Media's ownership interest in its wholly owned subsidiary that holds the exclusive license from Personalized Media for the rights that are licensed to Pegasus Communications. Pegasus Communications may also be required to make an additional payment to Personalized Media if certain contingencies occur that Pegasus Communications believes are unlikely to occur. Because of the speculative nature of the contingencies, it is not possible to estimate the amount of any such additional payments, but in some cases it could be material. As part of the transaction, Personalized Media is entitled to designate one nominee to serve on Pegasus Communications' board of directors. Mary C. Metzger is currently serving as Personalized Media's designee.

Other Transactions

         In 1999, Pegasus loaned $199,999 to Nicholas A. Pagon, Pegasus Communications' former Senior Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon was required to use half of the proceeds of the loan to purchase shares of Pegasus Communications' Class A common stock, and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion. Mr. Pagon resigned from Pegasus Communications as of March 23, 2001. The loan remains outstanding, with a balance of approximately $238,000 at December 31, 2001, consisting of principal and cumulative interest to that date.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

(1)      Financial Statements

                  The financial statements filed as part of this Report are listed on the Index to Financial Statements on page F-1.

(2)      Financial Statement Schedules
                                                                          Page
                                                                          ----
Schedule II - Valuation and Qualifying Accounts.......................     S-1


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

Exhibit
Number    Description of Document
-------   -----------------------

2.1 Agreement and Plan of Merger among Pegasus Communications Corporation, Pegasus Holdings Corporation I and Pegasus Merger Sub, Inc. dated as of February 22, 2001 (which is incorporated herein by reference to Exhibit
         2.3 to the 10-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated April 2, 2001).

3.1 Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation (incorporated herein by reference to Exhibit
         3.5 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.2 By-Laws of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.6 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.3 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6-1/2% Series C Convertible Preferred Stock of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.8 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.4 Certificate of Designation, Preferences and Rights of Series D Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.9 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.5 Certificate of Designation, Preferences and Rights of Series E Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.10 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

4.1 Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12-1/2% Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

4.2 Form of 12-1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

4.3 Indenture, dated as of October 21, 1997, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 9-5/8% Senior Notes due 2005 (which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 8-K dated September 8, 1997 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

4.4 Indenture, dated as of November 30, 1998, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 9-3/4% Senior Notes due 2006 (which is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

4.5 Indenture, dated as of November 19, 1999, by and between Pegasus Communications Corporation and First Union National Bank, as Trustee, relating to the 12-1/2% Senior Notes due 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-94231)).

4.6* Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc.

4.7 Form of 12-3/8% Senior due 2006 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.7 above).

4.8* Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc.

4.9 Form of 13-1/2% Senior Subordinated Discount Note due 2007 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.8 above).

4.10* Indenture, dated as of December 19, 2001, by and between Pegasus Satellite Communications, Inc. and J.P. Morgan Trust Company, National Association, as trustee, relating to the 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc.

4.11 Form of 11-1/4% Senior Note due 2010 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.10 above).

4.12 Amended and Restated Voting Agreement, dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S BY S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.13 Registration Rights Agreement dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S BY S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.14* Registration Rights Agreement, dated as of December 19, 2001, by and among Pegasus Satellite Communications, Inc., CIBC World Markets Corp. and Bear Stearns & Co. Inc.

10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality, if any)).

10.2 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

10.3 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

10.4 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.5 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).

10.6* Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank.

10.7+ Pegasus Communications Corporation Restricted Stock Plan (as amended and restated generally effective as of December 18, 1998) (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated August 13, 1999).

10.8+ Pegasus Communications Corporation 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999) (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated August 13, 1999).

10.9+ Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation dated May 17, 2001).

10.10 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 12, 1999 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

10.11 Amendment dated December 30, 1999, to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Securities, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

12.1*    Statement Re Computation of Ratios.

21.1*    Subsidiaries of Pegasus Communications Corporation.

23.1*    Consent of PricewaterhouseCoopers LLP.

24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).

---------
*   Filed herewith.
+   Indicates a management contract or compensatory plan.

         (b)      Reports on Form 8-K.

         On October 17, 2001, Pegasus Communications filed a Current Report on Form 8-K dated October 12, 2001 reporting that its subsidiaries Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. and DirecTV entered into a new agreement for a revised seamless consumer program. The new agreement preserves Pegasus' right to provide our customers with video services currently distributed by DirecTV from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax and The Movie Channel, which are the subject of separate litigation among DirecTV, Pegasus Satellite and Golden Sky, as well as sports programming and local TV stations.

         On October 23, 2001, Pegasus Communications filed a current Report on Form 8-K dated October 22, 2001 reporting that oral argument on a motion for summary judgment filed by DirecTV on July 2, 2001 in connection with its term claim was held on October 22, 2001. This claim contends that the length of the agreement between Pegasus, through its indirect subsidiaries, and the National Rural Telecommunications Cooperative is tied to the life of only one satellite, DBS-1. The court issued a written tentative ruling denying DirecTV's motion and took the motion under submission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEGASUS COMMUNICATIONS CORPORATION


                                            By:  /s/ Ted S. Lodge
                                                 ------------------------------
                                                     Ted S. Lodge
                                                     President and Chief
                                                     Operating Officer

Date:    April 1, 2002

                                POWER OF ATTORNEY

         The undersigned directors and officers of Pegasus Communications Corporation hereby appoint Marshall W. Pagon, Ted S. Lodge and Scott A. Blank or any of them individually, as attorney-in-fact and agent for the undersigned, with full power of substitution for, and the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments to this report on Form 10-K, and exhibits to this report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable in connection with such matters, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Marshall W. Pagon                   Chairman of the Board and Chief                      April 1, 2002
    --------------------------------        Executive Officer
     Marshall W. Pagon                      (Principal Executive Officer)


By: /s/ Joseph W. Pooler, Jr.               Vice President - Finance and                         April 1, 2002
    --------------------------------        Controller
     Joseph W. Pooler, Jr.                  (Principal Financial and Accounting Officer)


By: /s/ Ted S. Lodge                        Director, President, Chief                           April 1, 2002
    --------------------------------        Operating Officer and Counsel
     Ted S. Lodge


By: /s/ Robert F. Benbow                    Director                                             April 1, 2002
    --------------------------------
     Robert F. Benbow


By: /s/ Harry F. Hopper III                 Director                                             April 1, 2002
    --------------------------------
     Harry F. Hopper III


By: /s/ James J. McEntee, III               Director                                             April 1, 2002
    --------------------------------
     James J. McEntee, III


By: /s/ Mary C. Metzger                     Director                                             April 1, 2002
    --------------------------------
     Mary C. Metzger


By: /s/ William P. Phoenix                  Director                                             April 1, 2002
    --------------------------------
     William P. Phoenix


By: /s/ Robert N. Verdecchio                Director                                             April 1, 2002
    --------------------------------
     Robert N. Verdecchio

                                  EXHIBIT INDEX

Exhibit
Number   Description of Document
-------  -----------------------
2.1 Agreement and Plan of Merger among Pegasus Communications Corporation, Pegasus Holdings Corporation I and Pegasus Merger Sub, Inc. dated as of February 22, 2001 (which is incorporated herein by reference to Exhibit
         2.3 to the 10-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated April 2, 2001).

3.1 Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation (incorporated herein by reference to Exhibit
         3.5 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.2 By-Laws of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.6 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.3 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6-1/2% Series C Convertible Preferred Stock of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.8 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.4 Certificate of Designation, Preferences and Rights of Series D Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.9 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

3.5 Certificate of Designation, Preferences and Rights of Series E Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation (incorporated herein by reference to Exhibit 3.10 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).

4.1 Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12-1/2% Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

4.2 Form of 12-1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

4.3 Indenture, dated as of October 21, 1997, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 9-5/8% Senior Notes due 2005 (which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 8-K dated September 8, 1997 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

4.4 Indenture, dated as of November 30, 1998, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 9-3/4% Senior Notes due 2006 (which is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

4.5 Indenture, dated as of November 19, 1999, by and between Pegasus Communications Corporation and First Union National Bank, as Trustee, relating to the 12-1/2% Senior Notes due 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-94231)).

4.6* Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc.

4.7 Form of 12-3/8% Senior due 2006 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.7 above).

4.8* Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc.

4.9 Form of 13-1/2% Senior Subordinated Discount Note due 2007 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.8 above).

4.10* Indenture, dated as of December 19, 2001, by and between Pegasus Satellite Communications, Inc. and J.P. Morgan Trust Company, National Association, as trustee, relating to the 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc.

4.11 Form of 11-1/4% Senior Note due 2010 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.10 above).

4.12 Amended and Restated Voting Agreement, dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S BY S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.13 Registration Rights Agreement dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S BY S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.14* Registration Rights Agreement, dated as of December 19, 2001, by and among Pegasus Satellite Communications, Inc., CIBC World Markets Corp. and Bear Stearns & Co. Inc.

10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality, if any)).

10.2 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

10.3 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

10.4 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.5 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).

10.6* Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank.

10.7+ Pegasus Communications Corporation Restricted Stock Plan (as amended and restated generally effective as of December 18, 1998) (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated August 13, 1999).

10.8+ Pegasus Communications Corporation 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999) (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated August 13, 1999).

10.9+ Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation dated May 17, 2001).

10.10 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 12, 1999 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

10.11 Amendment dated December 30, 1999, to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Securities, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

12.1*    Statement Re Computation of Ratios.

21.1*    Subsidiaries of Pegasus Communications Corporation.

23.1*    Consent of PricewaterhouseCoopers LLP.

24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).

---------
*    Filed herewith.
+    Indicates a management contract or compensatory plan.

                       PEGASUS COMMUNICATIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                          Page
                                                                                                          ----
Financial Statements:

Report of Independent Accountants...........................................................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000................................................F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2001, 2000, and 1999...........................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2001, 2000, and 1999...........................................................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000, and 1999...........................................................................F-6

Notes to Consolidated Financial Statements..................................................................F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2001, 2000, and 1999...........................................................................S-1

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Pegasus Communications Corporation:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Communications Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Philadelphia, PA
February 13, 2002

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                  December 31,               December 31,
                                                                                      2001                       2000
                                                                                  -----------                -----------
                                     ASSETS
Current  assets:
     Cash and cash equivalents                                                    $  144,673                 $   214,361
     Accounts receivable:
       Trade, less allowance for doubtful accounts of $6,106
         and $3,303, respectively                                                     34,744                      41,533
       Other                                                                          34,615                      16,110
     Inventory                                                                         9,931                      16,854
     Deferred subscriber acquisition costs, net                                       15,194                           -
     Prepaid expenses                                                                 14,218                      12,778
     Other current assets                                                             17,968                      14,038
                                                                                  ----------                 -----------
       Total current assets                                                          271,343                     315,674

Property and equipment, net                                                           91,811                      64,609
Intangible assets, net                                                             1,805,854                   2,036,208
Investments in others                                                                159,477                     127,452
Other noncurrent assets                                                               47,346                      61,443
                                                                                  ----------                 -----------

     Total assets                                                                 $2,375,831                 $ 2,605,386
                                                                                  ==========                 ===========

    LIABILITIES, REDEEMABLE PREFERRED STOCKS, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                               $ 8,728                    $ 10,891
     Taxes payable                                                                         -                      29,620
     Accounts payable                                                                 10,872                       9,782
     Accrued interest                                                                 27,979                      29,264
     Accrued programming, fees, and commissions                                      112,971                     104,627
     Accrued expenses                                                                 32,863                      31,256
     Other current liabilities                                                         4,755                       4,684
                                                                                  ----------                 -----------
       Total current liabilities                                                     198,168                     220,124

Long term debt                                                                     1,329,923                   1,171,967
Deferred income taxes, net                                                            31,579                     145,912
Other noncurrent liabilities                                                          46,796                      40,198
                                                                                  ----------                 -----------
      Total liabilities                                                            1,606,466                   1,578,201
                                                                                  ----------                 -----------

Commitments and contingent liabilities (see Note 18)

Minority interest                                                                      1,315                         911

Redeemable preferred stocks  (liquidation value at December 31,
  2001 was $472.5 million)                                                           472,048                     491,843

Common stockholders' equity:
     Class A common stock, $0.01 par value; 250.0 million shares authorized;
         shares issued:
         49,995,099 and 45,957,464, respectively; shares outstanding:
         49,991,463 and 45,942,227, respectively                                         500                         459
     Class B common stock, $0.01 par value; 30.0 million shares authorized;
         9,163,800 issued and outstanding                                                 92                          92
     Nonvoting common stock, $0.01 par value; 200.0 million shares authorized              -                           -
     Additional paid in capital                                                    1,005,792                     979,461
     Accumulated deficit                                                            (711,314)                   (432,910)
     Accumulated other comprehensive income (loss), net of income tax expense
         (benefit) of $616 and $(7,340), respectively                                  1,005                     (11,976)
     Class A common stock in treasury, at cost; 3,636 and 15,237 shares,
         respectively                                                                    (73)                       (695)
                                                                                  ----------                 -----------
       Total common stockholders' equity                                             296,002                     534,431
                                                                                  ----------                 -----------

     Total liabilities, redeemable preferred stocks, and common
       stockholders' equity                                                       $2,375,831                 $ 2,605,386
                                                                                  ==========                 ===========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                    (In thousands, except per share amounts)

                                                                                    Year Ended December 31,
                                                                       2001                  2000                    1999
                                                                    ----------             ---------               ---------
Net revenues:
     DBS                                                            $  838,208             $ 582,075               $ 286,353
     Other businesses                                                   34,344                35,433                  36,415
                                                                    ----------             ---------               ---------
       Total net revenues                                              872,552               617,508                 322,768

Operating expenses:
     DBS
        Programming                                                    362,213               252,667                 137,369
        Other subscriber related expenses                              205,120               135,513                  64,810
                                                                    ----------             ---------               ---------
          Direct operating expenses (excluding depreciation
           and amortization shown separately below)                    567,333               388,180                 202,179

        Promotions and incentives                                       38,059                31,684                  22,872
        Advertising and selling                                        104,677               132,718                  80,358
        General and administrative                                      36,132                24,593                  13,523
        Depreciation and amortization                                  257,543               185,422                  76,835

     Other businesses
        Programming                                                     13,088                14,198                  12,846
        Other subscriber related expenses                                2,479                     -                       -
                                                                    ----------             ---------               ---------
          Direct operating expenses (excluding depreciation
           and amortization shown separately below)                     15,567                14,198                  12,846

        Promotions and incentives                                        2,531                     -                       -
        Advertising and selling                                         12,722                 7,612                   6,304
        General and administrative                                      19,850                10,195                   9,966
        Depreciation and amortization                                    5,556                 5,133                   5,144

     Corporate expenses                                                 12,946                 9,428                   5,580
     Corporate depreciation and amortization                             1,818                 1,566                   3,119
     Development costs                                                   5,372                 4,630                     386
     Other operating expenses, net                                      34,188                11,111                   3,653
                                                                    ----------             ---------               ---------

       Loss from operations                                           (241,742)             (208,962)               (119,997)

Interest expense                                                      (136,298)             (122,102)                (64,904)
Interest income                                                          4,928                15,245                   1,356
Loss on impairment of marketable securities                            (34,205)                    -                       -
Other nonoperating (expenses) income, net                               (7,128)                  602                       -
                                                                    ----------             ---------               ---------

     Loss before equity in affiliates, income taxes,
       discontinued operations, and extraordinary item                (414,445)             (315,217)               (183,545)

Equity in earnings (losses) of affiliates                               14,324                  (432)                   (201)
(Benefit) expense for income taxes                                    (123,523)             (101,989)                    496
                                                                    ----------             ---------               ---------

     Loss before discontinued operations and
       extraordinary item                                             (276,598)             (213,660)               (184,242)

Discontinued operations:
     Income from operations of cable segment,
       net of income tax expense of $632 and $0, respectively                -                 1,031                   2,128
     Gain on sale of discontinued operations, net of taxes
       of $28,000                                                            -                59,361                       -
                                                                    ----------             ---------               ---------

     Loss before extraordinary item                                   (276,598)             (153,268)               (182,114)

Extraordinary loss from extinguishments of debt, net of
     income tax benefit of $1,106, $3,526 and $0, respectively          (1,806)               (5,754)                 (6,178)
                                                                    ----------             ---------               ---------

     Net loss                                                         (278,404)             (159,022)               (188,292)

Other comprehensive income (loss):
     Unrealized loss on marketable securities, net of income
        tax benefit of $5,042 and $7,340, respectively                  (8,226)              (11,976)                      -
     Reclassification adjustment for accumulated unrealized
        loss on marketable securities included in net loss,
        net of income tax benefit of $(12,998)                          21,207                     -                       -
                                                                    ----------             ---------               ---------
     Net other comprehensive income (loss)                              12,981               (11,976)                      -
                                                                    ----------             ---------               ---------

     Comprehensive loss                                             $ (265,423)            $(170,998)              $(188,292)
                                                                    ==========             =========               =========

Basic and diluted per common share amounts:
     Loss from continuing operations before extraordinary
       item, including $49,836, $41,080 and $16,706,
       respectively, representing accrued and deemed
       preferred stock dividends and accretion                         $ (5.81)              $ (5.11)                $ (5.32)
     Income from discontinued operations                                     -                  0.02                    0.05
     Gain on sale of discontinued operations                                 -                  1.19                       -
                                                                    ----------             ---------               ---------
     Loss before extraordinary item, including accrued and
       deemed preferred stock dividends and accretion                    (5.81)                (3.90)                  (5.27)
     Extraordinary loss                                                  (0.03)                (0.11)                  (0.16)
                                                                    ----------             ---------               ---------
     Net loss applicable to common shares                              $ (5.84)              $ (4.01)                $ (5.43)
                                                                    ==========             =========               =========

     Weighted average number of common shares outstanding               56,212                49,840                  37,750
                                                                    ==========             =========               =========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
        Consolidated Statements of Common Stockholders' Equity (Deficit)
                                 (In thousands)

                                                             Class A Common Stock     Class B Common Stock
                                                           -------------------------------------------------    Additional
                                                              Number          Par       Number         Par        Paid In
                                                             of Shares       Value     of Shares      Value       Capital
                                                           ------------------------------------------------------------------
Balances at January 1, 1999                                    11,316        $ 113       4,582         $ 46      $  173,871

Net loss
Issuance of Class A common stock due to:
  Secondary offering                                            3,616           36                                   74,857
  Acquisitions                                                     12            -                                      550
  Exercise of warrants and stock options                          220            2                                    2,781
  Employee plans and awards                                        52            1                                    1,399
Issuance of warrants and options due to acquisitions                                                                    814
Dividends accrued on redeemable preferred stock                                                                     (16,706)
Repurchase of Class A common stock
                                                           ------------------------------------------------------------------
Balances at December 31, 1999                                  15,216          152       4,582           46         237,566

Net loss
Issuance of Class A common stock due to:
  Acquisitions                                                  6,564           65                                  619,933
  Investment in affiliate                                         200            2                                   18,773
  Exercise of warrants and stock options                        1,392           13                                    3,219
  Conversion of preferred stock of subsidiary                      67            1                                    3,047
  Employee plans and awards                                        67            1                                    2,095
  Two-for-one stock dividend                                   22,170          222                                     (222)
  Payment of preferred stock dividends                            281            3                                   15,000
Issuance of options and warrants due to:
  Acquisitions                                                                                                       33,367
  Investment in affiliate                                                                                            78,780
Two-for-one stock dividend on Class B common stock                                       4,582           46             (46)
Dividends accrued on redeemable preferred stocks                                                                    (35,161)
Accretion on preferred stock                                                                                           (380)
Compensation related to stock options issued                                                                          3,490
Unrealized loss on marketable securities, net of
  tax benefit of $7,340
Repurchase of Class A common stock
                                                           ------------------------------------------------------------------
Balances at December 31, 2000                                  45,957          459       9,164           92         979,461

Net loss
Issuance of Class A common stock due to:
  Subscribers acquired                                             68            1                                    1,430
  Exercise of warrants and stock options                          111            1                                    1,257
  Redemption and conversion of preferred stock                  2,157           22                                   50,980
  Employee plans and awards                                       215            2                                    4,494
  Payment of preferred stock dividends                          1,477           15                                   20,750
  Other                                                            10            -                                      105
Dividends accrued on redeemable preferred stocks                                                                    (45,085)
Premium paid upon induced conversion of preferred stock                                                              (6,032)
Accretion on preferred stock                                                                                            (95)
Compensation related to stock options issued                                                                            339
Reclass of preferred stock issue costs associated with
  preferred stock converted                                                                                          (1,117)
Cancellation of treasury stock due to reorganization                                                                   (695)
Unrealized loss on marketable securities, net of tax
  benefit of $5,042
Reclassification adjustment for accumulated unrealized
  loss on marketable securities included in net loss,
  net of income tax benefit of $12,998
Repurchase of Class A common stock
                                                           ------------------------------------------------------------------
Balances at December 31, 2001                                  49,995        $ 500       9,164         $ 92     $ 1,005,792
                                                           ==================================================================

                                                                              Accumulated       Treasury Stock
                                                                                 Other       ------------------     Total Common
                                                             Accumulated     Comprehensive     Number               Stockholders'
                                                               Deficit       Income (Loss)   of Shares    Cost    Equity (Deficit)
                                                           -----------------------------------------------------------------------
Balances at January 1, 1999                                    $ (85,596)      $      -             -       $ -         $  88,434

Net loss                                                        (188,292)                                                (188,292)
Issuance of Class A common stock due to:
  Secondary offering                                                                                                       74,893
  Acquisitions                                                                                                                550
  Exercise of warrants and stock options                                                                                    2,783
  Employee plans and awards                                                                                                 1,400
Issuance of warrants and options due to acquisitions                                                                          814
Dividends accrued on redeemable preferred stock                                                                           (16,706)
Repurchase of Class A common stock                                                                  4      (187)             (187)
                                                           -----------------------------------------------------------------------
Balances at December 31, 1999                                   (273,888)             -             4      (187)          (36,311)

Net loss                                                        (159,022)                                                (159,022)
Issuance of Class A common stock due to:
  Acquisitions                                                                                                            619,998
  Investment in affiliate                                                                                                  18,775
  Exercise of warrants and stock options                                                                                    3,232
  Conversion of preferred stock of subsidiary                                                                               3,048
  Employee plans and awards                                                                        (5)      239             2,335
  Two-for-one stock dividend                                                                                                    -
  Payment of preferred stock dividends                                                                                     15,003
Issuance of options and warrants due to:
  Acquisitions                                                                                                             33,367
  Investment in affiliate                                                                                                  78,780
Two-for-one stock dividend on Class B common stock                                                                              -
Dividends accrued on redeemable preferred stocks                                                                          (35,161)
Accretion on preferred stock                                                                                                 (380)
Compensation related to stock options issued                                                                                3,490
Unrealized loss on marketable securities, net of
  tax benefit of $7,340                                                         (11,976)                                  (11,976)
Repurchase of Class A common stock                                                                 16      (747)             (747)
                                                           -----------------------------------------------------------------------
Balances at December 31, 2000                                   (432,910)       (11,976)           15      (695)          534,431

Net loss                                                        (278,404)                                                (278,404)
Issuance of Class A common stock due to:
  Subscribers acquired                                                                                                      1,431
  Exercise of warrants and stock options                                                                                    1,258
  Redemption and conversion of preferred stock                                                                             51,002
  Employee plans and awards                                                                                                 4,496
  Payment of preferred stock dividends                                                            (13)      297            21,062
  Other                                                                                                                       105
Dividends accrued on redeemable preferred stocks                                                                          (45,085)
Premium paid upon induced conversion of preferred stock                                                                    (6,032)
Accretion on preferred stock                                                                                                  (95)
Compensation related to stock options issued                                                                                  339
Reclass of preferred stock issue costs associated with
  preferred stock converted                                                                                                (1,117)
Cancellation of treasury stock due to reorganization                                              (15)      695                 -
Unrealized loss on marketable securities, net of tax
  benefit of $5,042                                                              (8,226)                                   (8,226)
Reclassification adjustment for accumulated unrealized
  loss on marketable securities included in net loss,
  net of income tax benefit of $12,998                                           21,207                                    21,207
Repurchase of Class A common stock                                                                 17      (370)             (370)
                                                           -----------------------------------------------------------------------
Balances at December 31, 2001                                  $(711,314)       $ 1,005             4     $ (73)        $ 296,002
                                                           =======================================================================

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          Year Ended December 31,
                                                                            2001                  2000                     1999
                                                                          ---------            ----------               ----------
Cash flows from operating activities:
    Net loss                                                              $(278,404)           $ (159,022)              $ (188,292)
    Adjustments to reconcile net loss to net cash used
      for operating activities:
      Extraordinary loss on extinguishment of debt                            2,912                 9,280                    6,178
      Loss on derivative instruments                                          4,160                     -                        -
      Depreciation and amortization                                         270,615               202,504                   95,766
      Amortization of debt discount and deferred financing fees              24,393                16,906                    1,446
      Noncash incentive compensation                                          2,564                 5,779                    2,002
      Loss on disposal of assets                                              5,314                 5,148                    4,588
      Gain on sale of cable operations                                            -               (87,361)                       -
      Equity in (earnings) losses of affiliates and minority interests      (14,077)                 (521)                     123
      Bad debt expense                                                       36,511                14,531                    8,369
      Deferred income taxes                                                (123,876)             (106,553)                       -
      Loss on impairment of marketable securities                            34,205                     -                        -
      Other                                                                   2,020                (3,243)                  (4,041)
      Change in current assets and liabilities:
         Accounts receivable                                                (65,764)              (43,330)                 (19,301)
         Inventory                                                            6,923                (5,144)                  (4,422)
         Deferred subscriber acquisition costs                              (19,421)                    -                        -
         Prepaid expenses                                                    (1,440)               (7,274)                  (3,315)
         Other current assets                                                  (713)                    -                        -
         Taxes payable                                                      (29,620)               29,620                        -
         Accounts payable and accrued expenses                               13,436                58,937                   22,481
         Accrued interest                                                    (1,180)               11,129                   (5,873)
                                                                          ---------            ----------               ----------
    Net cash used for operating activities                                 (131,442)              (58,614)                 (84,291)
                                                                          ---------            ----------               ----------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                         (889)             (152,715)                (106,902)
    DBS equipment capitalized                                               (20,830)              (12,209)                       -
    Other capital expenditures                                              (25,297)              (34,231)                 (19,372)
    Purchases of guardband licenses                                          (3,689)              (91,746)                       -
    Purchases of intangible assets                                          (10,041)              (20,264)                  (4,552)
    Payments for programming rights                                          (4,629)               (4,442)                  (3,452)
    Proceeds from sale of cable operations                                        -               166,937                        -
    Investments in others                                                         -               (14,643)                  (4,800)
    Other                                                                         -                   450                      509
                                                                          ---------            ----------               ----------
    Net cash used for investing activities                                  (65,375)             (162,863)                (138,569)
                                                                          ---------            ----------               ----------

Cash flows from financing activities:
    Proceeds from long term debt                                            175,000                 8,750                        -
    Repayments of long term debt                                             (7,585)              (18,999)                 (14,291)
    Net (repayments) borrowings on bank credit facilities                   (29,750)              117,800                  130,300
    Changes in restricted cash, net of cash aquired                            (916)                5,189                   19,100
    Debt financing costs                                                     (9,423)               (9,762)                  (3,608)
    Net proceeds from issuance of Class A common stock                            -                 3,232                   77,677
    Net proceeds from issuance of Series C preferred stock                        -               290,422                        -
    Other                                                                      (197)               (1,247)                    (370)
                                                                          ---------            ----------               ----------
    Net cash provided by financing activities                               127,129               395,385                  208,808
                                                                          ---------            ----------               ----------

Net (decrease) increase in cash and cash equivalents                        (69,688)              173,908                  (14,052)
Cash and cash equivalents, beginning of year                                214,361                40,453                   54,505
                                                                          ---------            ----------               ----------
Cash and cash equivalents, end of year                                    $ 144,673            $  214,361               $   40,453
                                                                          =========            ==========               ==========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

General

         On February 22, 2001, Pegasus Communications Corporation ("Pegasus Communications," and together with its subsidiaries, "the Company") underwent a corporate reorganization. A new publicly held parent holding company was formed that assumed the name Pegasus Communications Corporation. The former parent holding company previously known as Pegasus Communications Corporation was renamed Pegasus Satellite Communications, Inc. and became a direct subsidiary of the new parent holding company. The ownership interests and rights of Pegasus Satellite Communications' common and preferred stockholders were automatically transferred into common and preferred stocks of Pegasus Communications in the reorganization. The common and preferred stocks of Pegasus Communications were identical in all terms, conditions, and amounts outstanding as the common and preferred stocks of Pegasus Satellite Communications outstanding at the date of the reorganization. Through a series of concurrent exchange transactions connected with the reorganization, the 12-3/4% Series preferred stock of Pegasus Satellite Communications outstanding prior to the reorganization continued to be outstanding with Pegasus Satellite Communications after the reorganization on the same terms, conditions, and amounts outstanding as before the reorganization.

         Pegasus Satellite Communications is a holding company, and its principal subsidiaries are Pegasus Media & Communications, Inc. and Pegasus Broadband Communications. Pegasus Media & Communications is a holding company. Its principal operating subsidiaries are Pegasus Satellite Television, Inc. and Pegasus Broadcast Television, Inc. Pegasus Satellite Television provides multichannel direct broadcast satellite ("DBS") services as an independent provider of DIRECTV(R) ("DIRECTV") audio and video programming in exclusive territories primarily within rural areas of 41 states. DIRECTV is a service of DirecTV, Inc. ("DirecTV"). Pegasus Broadcast Television owns and/or programs broadcast television ("Broadcast") stations affiliated with the Fox Broadcasting Company, United Paramount Network and The WB Television Network. Pegasus Broadband Communications conducts the Company's broadband ("Broadband") business. The primary business of Broadband, which commenced commercial operation May 2001, is providing two way satellite access to the Internet through its Pegasus Express service. The Company may offer this service anywhere in North America that is accessible to the satellite link.

         Pegasus Communications' other principal direct subsidiary is Pegasus Development Corporation ("Pegasus Development"). Pegasus Development owns and manages directly, or through investments in others, certain intellectual property rights and actual and pending licenses. In addition, Pegasus Development incurs costs associated with corporate initiatives that are in their infancy of development.

         Pegasus Communications is a subsidiary of Pegasus Communications Holdings, Inc. Pegasus Communications Holdings, through intermediate affiliates, is controlled by Marshall W. Pagon, Chief Executive Officer and Chairman of the board of directors of Pegasus Communications.

Significant Risks and Uncertainties

         The Company is highly leveraged. At December 31, 2001, the Company had a combined carrying amount of debt and redeemable preferred stocks outstanding of $1.8 billion. Because the Company is highly leveraged, it is more vulnerable to adverse economic and industry conditions. The Company dedicates a substantial portion of cash to pay amounts associated with debt. In 2001, the Company paid interest of $113.2 million. In July 2002, the Company is scheduled to begin paying cash dividends on its 12-3/4% series preferred stock, amounting to $11.7 million in 2002 and $23.5 million annually thereafter. Also in 2002, $10.7 million of preferred stocks is scheduled to become redeemable in cash at the option of holders, of which $5.7 million was redeemed in March 2002. Using cash for these payments reduces the availability of funds to the Company for working capital, capital expenditures, and other activities, and limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates. The Company's ability to make payments on and to refinance indebtedness and redeemable preferred stocks outstanding and to fund planned capital expenditures and other activities will depend on its ability to generate cash in the future. The Company's ability to generate cash will depend upon the success of its business strategy, prevailing economic conditions, regulatory risks, its ability to integrate acquired assets successfully into its operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates and financial, business, and other factors that are beyond the Company's control. The Company cannot assure that its business will generate sufficient cash flow from operations or that alternative financing will be available to it in amounts sufficient to service outstanding debt and redeemable preferred stocks or to fund other liquidity needs. The Company's indebtedness and preferred stocks contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The Company has a history of losses principally due to the substantial amounts incurred for subscriber acquisition costs, interest expense, and noncash depreciation and amortization. The Company expects that these amounts will continue to be substantial. As a result, the Company does not expect to have net income for the foreseeable future.

Reliance on DirecTV, Inc.

         The Company's principal business is its DBS business which is derived from providing audio and video programming as an independent DIRECTV provider. For 2001, 2000, and 1999, revenues for this business were 96%, 94%, and 89%, respectively, of total consolidated revenues in each respective year, and operating expenses for this business were 90%, 92%, and 89%, respectively, of total consolidated operating expenses in each respective year. Total assets of the DBS business were 85% and 86% of total consolidated assets at December 31, 2001 and 2000, respectively. Because the Company is a distributor of DIRECTV, the Company may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Currently, the Company is in litigation against DirecTV (see Note 18). Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, and EchoStar Communications Corporation, which owns the only other nationally branded direct broadcast satellite programming service in the United States, have agreed to merge. At this time, the Company is unable to predict the effect of its litigation with DirecTV and the merger of EchoStar Communications and Hughes Electronics, should it occur, on the Company's financial position, results of operations, cash flows, and future operations.

Overview of the DBS and Broadband Sales and Distribution Channels

         For both the DBS and Broadband businesses, the primary means to obtain subscribers is through an independent retail network channel. To a lesser extent, subscribers are also obtained through the Company's inside sales channel. In both channels, the Company creates and launches the promotions for its services, equipment, and installations. In addition, the Company specifies the retail prices for its services and establishes the suggested retail prices at which dealers sell or provide and install equipment. The Company also obtains subscribers to its DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DirecTV.

         The Company's independent retail network consists of dealer and distributor relationships. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access the Company's DIRECTV programming and Internet service. Distributors sell this equipment to dealers who in turn provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to the Company's DIRECTV programming and Pegasus Express, provide them with equipment, and arrange for installation of the equipment. Dealers directly charge new subscribers for equipment, installation, and set up at the point of enrollment. The Company also directly enrolls subscribers, provides equipment to them, and arranges for installation of the equipment through its inside sales channel. In this channel, the Company charges new subscribers at the point of enrollment for equipment, installation, and set up. The amounts charged are deferred as unearned revenues and are recognized as revenues over the Company's expected life of subscribers of five years. Once subscribers have been enrolled under either channel, they contact the Company directly to activate programming and Internet service.

         The Company offers a variety of incentives to its subscribers and to its distributors and dealers. Incentives to subscribers consist of free or discounted prices for its DIRECTV programming, equipment needed to access its DIRECTV programming and Internet service, and installation of equipment that accesses its DIRECTV programming. The Company pays incentives directly to dealers and distributors in the form of equipment subsidies, installation subsidies, and commissions.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Subscriber acquisition costs are incurred when the Company adds new subscribers to its DIRECTV programming and Internet service. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers; equipment costs and related subsidies paid to distributors; installation costs and related subsidies paid to dealers; dealer commissions; advertising and marketing costs; and selling costs. Promotional programming costs, which are included in programming expense on the statement of operations and comprehensive loss, are charged to expense when incurred. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statement of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statement of operations and comprehensive loss, are charged to expense when incurred.

         Certain subscriber acquisition costs are capitalized or deferred. Under certain of its subscription plans for DIRECTV programming, the Company retains or takes title to equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. The Company also has subscription plans for its DIRECTV programming that contain commitment periods and early termination fees for subscribers. Direct and incremental subscriber acquisition costs associated with these plans are deferred in the aggregate not to exceed the amounts of applicable termination fees, which are less than the contractual revenue over the commitment period. These costs are amortized over the period of the arrangement for which early termination fees apply and are charged to amortization expense. Direct and incremental subscriber acquisition costs consist of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statements of operations and comprehensive loss.

         Refer to the following "Summary of Significant Accounting Policies" for a description of the Company's accounting policies with respect to the significant matters described above.

2. Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements include the accounts of Pegasus Communications and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has a significant but not a controlling interest are accounted for under the equity method of accounting. The Company has an investment in another entity in which it does not have a significant or controlling interest and, accordingly, this investment is accounted for under the cost method. Certain prior year amounts have been reclassified for comparative purposes.

         Pegasus Communications, as the successor entity to Pegasus Satellite Communications, succeeds to the financial information filed by Pegasus Satellite Communications for the year ended December 31, 2000, as contained herein.

         The corporate reorganization discussed in Note 1 was accounted for as a recapitalization in which the historical basis of assets and liabilities existing at the date of the reorganization did not change in the reorganization.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to useful lives and recoverability of the Company's long lived assets, including investments the Company has in other entities, intangible assets, valuation allowances associated with deferred income tax assets, average subscriber life associated with recognition of unearned revenues, and amounts associated with barter transactions, NRTC patronage, allowance for doubtful accounts, and litigation contingencies.

Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

NRTC Patronage Capital Distributions

         The Company is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"), which is a tax exempt organization that operates on a nonprofit basis. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Throughout each year, the NRTC bills its members and affiliates the costs incurred by the NRTC under its agreement with DirecTV, certain other costs incurred by the NRTC relating to associated DBS projects, and margin on the costs of providing DBS services pursuant to the NRTC member agreement for marketing and distribution of DBS services. The most notable service that the NRTC provides to the Company is programming related to the DIRECTV programming the Company provides. The Company records as expenses the amounts it pays to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, the Company accrues a receivable from the NRTC based on its best estimate of its share of the patronage distribution for that year, with an offsetting reduction to the expenses that were recorded by the Company for the payments made to the NRTC during the year. The Company adjusts its accrual of the estimated patronage distribution in the year that the distribution is received and, accordingly, adjusts the related expenses in and for the year the distribution is received. At December 31, 2001 and 2000, the Company had accrued in accounts receivable - other $31.0 million and $13.3 million, respectively, for its estimate of its share of patronage for the respective years. Based on past experience, the Company expects that a majority of the patronage capital distribution for 2001 to be made in 2002 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2001 and 2000, the Company's investment in the NRTC, which is included in investments in others on the balance sheet, was $28.6 million and $11.1 million, respectively. The Company has no commitments to fund the NRTC's operations or acquire additional equity interests in the NRTC.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory

         Inventory consists of equipment that enables access to the Company's DIRECTV programming, equipment that enables two way satellite access to the Internet through Pegasus Express, and supplies used in the installation of equipment. Equipment is purchased from manufacturers in a completed state ready for its intended use. Such equipment primarily consists of antennas that receive satellite signals, receivers that decode signals to permit access to the Company's DIRECTV programming and that also permit communications to authorize on demand viewing of certain programming, and modems that decode signals to permit two way communication with the Internet. Inventory is stated at the lower of cost or market on a first in, first out basis.

         Equipment that the Company delivers to subscribers is removed from inventory at its carrying amount and charged to subscriber acquisition costs when the equipment is delivered. Under certain of its subscription plans for DIRECTV programming, the Company retains title to equipment delivered to subscribers. In these cases, the inventory carrying amounts of this equipment are capitalized as fixed assets and the equipment is depreciated over its useful life of three years. Other inventory items are removed from inventory and charged to the appropriate expense when used.

Investment in Marketable Securities

         The Company has an investment in the common stock of another company. The Company acquired this common stock in one transaction. The Company considers this investment to be available for sale and it is carried at its fair market value based on the quoted market price of the common stock held. Accordingly, unrealized gain or loss for changes in the fair market value of the investment is recorded in common stockholders' equity as accumulated other comprehensive income or loss as appropriate, and is presented as other comprehensive gain or loss, as appropriate, on the statements of operations and comprehensive loss. The fair market value of this investment at December 31, 2001 was $4.9 million, which is included in other noncurrent assets on the balance sheet.

Property and Equipment

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of the related assets are capitalized and depreciated. Depreciation is computed for financial reporting purposes using the straight line method based upon the estimated useful lives of the assets. DBS equipment delivered to subscribers that comes from the Company's inventory and to which the Company retains title is capitalized at its inventory carrying amount. DBS equipment delivered to subscribers by authorized dealers of the Company to which the Company takes title is capitalized at the amount of the subsidy paid by the Company for the equipment. The Company has a process in place to recover the equipment or the cost thereof from subscribers should they terminate their subscription.

Intangible Assets

         Intangible assets are stated at cost. The cost and related accumulated amortization of assets sold, retired, or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Amortization of intangible assets is computed for financial reporting purposes using the straight line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or life of the related asset to which the improvement was made. Deferred subscriber acquisition costs are amortized over the length of time of the commitment period associated with the subscription plans under which these costs are deferred.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long Lived Assets

         The Company's intangible and fixed assets are reviewed for impairment whenever events or circumstances provide evidence that suggest the carrying amounts may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value. The impairment, if any, would be measured as the excess of the carrying amount over the asset's fair value. To date, no such impairments have occurred.

Deferred Financing Costs

         Financing costs incurred in obtaining long term financing are deferred and amortized over the term of the related financing. The Company uses the straight line method to amortize these costs. Accumulated amortization was $15.6 million and $11.2 million at December 31, 2001 and 2000, respectively.

Broadcast Sale/Leaseback Transaction

         The Company retains a continuing involvement in Broadcast assets that had been sold and leased back. This sale/leaseback is accounted for under the financing method in which the Company continues to record and depreciate the related assets and recognizes a finance obligation representing a deferral of the gain on the sale that would have otherwise been recognized at the date of the sale. Under the finance method, lease payments made on the assets leased back are allocated between a reduction of the finance obligation and interest as appropriate. As a result of the amount of interest associated with the finance obligation relative to the amount of the lease payments, the payments have been, and are expected to continue to be, applied to interest expense. The accounting of the sale/leaseback transaction as a financing will continue until the Company's continuing involvement in the related assets ceases.

Derivative Financial Instruments

         Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company uses interest rate swap and cap agreements to reduce the impact of interest rate increases on its variable rate debt. The interest rate swaps involve the exchange of variable for fixed rate interest payments without the exchange or the payment of the underlying notional amounts. The effects of the swaps are recorded as adjustments to the Company's interest expense on an accrual basis. Under the interest rate caps, the Company receives interest from the other parties to the agreements when market interest rates specified in the cap agreements exceed the contracted interest cap rates. Premiums paid by the Company to enter into interest rate cap agreements are amortized to interest expense.

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The fair values of interest rate swaps and caps held by the Company are determined by the financial institutions that are party to the contracts. The fair values are measured by the amount that the Company or the other parties to the contracts would pay if the contracts were terminated at the measurement date. No cash is transferred in determining the termination values. The Company did not designate these instruments as hedges upon adopting SFAS 133. Accordingly, the changes in the fair values of these instruments are recognized in earnings in other nonoperating income or expense in the period of change. The net cumulative effect on January 1, 2001 of adopting SFAS 133 was not significant.

Revenues

         Principal revenue of the DBS business is earned by providing the Company's DIRECTV programming on a subscription or on demand basis. Standard subscriptions are recognized as revenue monthly at the amount earned and billed based on the level of programming content subscribed to during the month. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. No revenue is recognized for promotional programming that is provided free of charge. Revenue for on demand viewing is recognized at the amount billed in the month when the programming is viewed and earned. Fees that the Company charges new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over the Company's expected subscriber life of five years. Amounts charged for DBS equipment rented is recognized as revenue monthly at the amount earned and billed during the month.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Principal revenue of the Broadband business is earned by providing two way satellite access to the Internet through Pegasus Express on a subscription basis. This revenue is recognized monthly at the amount billed to subscribers for service subscribed to and earned during the month.

         Equipment used by subscribers for the Company's DIRECTV programming and Internet service is an integral component of these services. Accordingly, amounts that the Company charges for equipment sold and installations are deferred as unearned revenue and are recognized as revenue over the Company's expected life for subscribers of five years. No revenue is recognized for equipment and installations provided free of charge.

         Principal revenue of the Broadcast business is earned by selling advertising airtime. This revenue is recognized when the advertising spots are aired.

Subscriber Acquisition Costs

         Subscriber acquisition costs are incurred when the Company adds new subscribers to its DIRECTV programming and Internet service. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers; equipment costs and related subsidies paid to distributors; installation costs and related subsidies paid to dealers; dealer commissions; advertising and marketing costs; and selling costs. Promotional programming costs, which are included in programming expense on the statements of operations and comprehensive loss, are charged to expense when incurred. Promotional programming amounted to $2.3 million, $5.6 million and $14.5 million in 2001, 2000, and 1999, respectively. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statements of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statements of operations and comprehensive loss, are charged to expense when incurred. Subscriber acquisition costs included in the accompanying consolidated statements of operations and comprehensive loss were $152.4 million, $170.0 million, and $117.8 million in 2001, 2000, and 1999, respectively.

         Under certain of its subscription plans for DIRECTV programming, the Company retains or takes title to equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. Capitalized DBS equipment was $20.8 million and $12.2 million in 2001 and 2000, respectively. No DBS equipment was capitalized during 1999. The Company also has subscription plans for its DIRECTV programming that contain commitment periods and early termination fees for subscribers. Direct and incremental subscriber acquisition costs associated with these plans are deferred in the aggregate not to exceed the amounts of applicable termination fees. These costs are amortized over the period of the arrangement for which early termination fees apply and are charged to amortization expense. Direct and incremental subscriber acquisition costs consist of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statements of operations and comprehensive loss. Deferred subscriber acquisition costs amounted to $19.4 million in 2001. Amortization of deferred subscriber acquisition costs for the year ended December 31, 2001 was $4.2 million. No subscriber acquisition costs were deferred during 2000 or 1999.

         Total subscriber acquisition costs expensed, capitalized, and deferred were $192.6 million, $182.2 million, and $117.8 million in 2001, 2000, and 1999, respectively. Total advertising costs incurred were approximately $18.0 million, $21.9 million, and $8.7 million for 2001, 2000, and 1999, respectively.

         Other Subscriber Related Expenses

         Other subscriber related expenses include infrastructure costs billed to the Company by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other expenses that vary with changes in the number of subscribers served. Franchise fees represent payments made to the NRTC in accordance with the NRTC member agreement for marketing and distribution of DBS services. The fees are calculated based on certain revenues earned by the Company.

Broadcast Barter Transactions

         The Company's Broadcast stations obtain programming for viewing from the networks they are affiliated with, as well as from independent producers and syndicators. Broadcast barter transactions represent the exchange of advertising time for programming, except those involving the exchange of advertising time for network programming. We do not report revenue or expenses for barter transactions involving the exchange of advertising time for network programming. Barter transactions are reported at the fair market value of the advertising time relinquished. Barter programming revenue and the related programming expense are recognized at the time that the advertisement airtime is broadcast. For 2001, 2000, and 1999, $6.6 million, $7.1 million, and $7.6 million, respectively, related to barter transactions were included in revenue and programming expense of other businesses in the statements of operations and comprehensive loss.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Income Taxes

         The Company accounts for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for deferred income taxes where it appears more likely than not that the Company will not be able to recover the deferred income tax asset.

Stock Based Compensation

         The Company accounts for stock options and restricted stock issued using the intrinsic value method. The plans under which these are issued are fixed award plans. Compensation expense with respect to stock options is recognized for the excess, if any, of the fair value of the stock underlying the option at the date of grant of the option over the exercise price of the option. Compensation expense with respect to restricted stock is the fair value of the stock at the date of award since the recipient does not pay anything to receive the stock.

Accretion on Notes Issued at a Discount

         Notes issued at a discount from their full face value were initially recorded at the amount of the discounted cash proceeds received. The difference between the carrying amount and the full face value of the notes is accreted to interest expense and to the carrying amount of the notes. The accretion is over the discount period that ends with the date that cash interest begins to accrue, at which time the carrying amount of the notes will equal their full face value.

Dividends on Redeemable Cumulative Preferred Stock

         The carrying amount of the Company's mandatorily redeemable cumulative preferred stock is periodically increased by dividends not currently declared or paid but which will be payable under the redemption or liquidation features. The increase in carrying amount is effected by charges to additional paid in capital, in the absence of retained earnings. Accrued dividends that are subsequently declared and payable in cash are deducted from the carrying amount of the preferred stock and classified as dividends payable in current liabilities. Accrued dividends that are subsequently declared and payable in either like kind shares or shares of common stock remain in the carrying amount of the preferred stock until paid.

Computation of Per Common Share Amounts

         Basic per share amounts are computed by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods reported. Dividends and accretion on preferred stock and deemed dividends associated with preferred stock issuances, conversions, and redemptions adjust, as appropriate, net income or loss and results from continuing operations to arrive at the amount applicable to common shares (see Note 6). Such amounts for 2001, 2000, and 1999 were as follows (in thousands):

                                                                2001        2000           1999
                                                              -------      -------       -------
        Accrued dividends on preferred stock................. $45,085      $35,161       $16,706
        Deemed dividends associated with preferred stock.....   4,656        5,539             -
        Accretion on preferred stock.........................      95          380             -
                                                              -------      -------       -------
                                                              $49,836      $41,080       $16,706
                                                              =======      =======       =======

         The weighted average number of common shares outstanding is based upon Class A, Class B, and Nonvoting common stocks outstanding during the periods reported. Diluted per common share amounts give effect to potential common shares outstanding during the periods reported and related adjustments to the net amount applicable to common shares and other reportable items. Basic and diluted per common and related weighted average number of common share amounts are the same within each period reported because potential common shares were antidilutive and excluded from the computation due to the Company's loss from continuing operations. The number of potential common shares excluded from the computation was 12.5 million, 11.0 million, and 3.6 million shares in 2001, 2000, and 1999, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash, and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising the Company's subscriber and customer base and their dispersion across different businesses and geographic regions. At December 31, 2001 and 2000, the Company had no other significant concentrations of credit risk.

New Accounting Pronouncements

         SFAS No. 141 "Business Combinations" addresses financial accounting and reporting for business combinations. One of the principal requirements of this statement is that all business combinations initiated or for which the date of acquisition is after June 30, 2001 are to be accounted for using only the purchase method. The Company has not completed a business combination since June 30, 2001. Another principal provision of this statement requires companies to reassess the classification of carrying amounts for goodwill and intangible assets apart from goodwill recognized in acquisitions in which the acquisition date was before July 1, 2001 to determine their appropriate classification in accordance with the statement. For the Company, this provision became effective on January 1, 2002, and will be applied by the Company in the first quarter 2002. The Company has not yet finalized its assessment of the classification of the carrying amounts of goodwill and intangible assets apart from goodwill, but based on its preliminary assessment, the Company believes that there will be no material impact on it.

         SFAS No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting: 1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination, and 2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of goodwill and intangible assets apart from goodwill. Goodwill is to be separately stated from intangible assets apart from goodwill on the statement of financial position. This statement in its entirety became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001, but did not significantly impact the Company because it has not acquired any goodwill or significant intangible assets apart from goodwill since July 1, 2001. Certain provisions of the statement are to be applied by the Company by the end of the first quarter 2002. Other provisions of this statement have transition periods that for the Company end June 30, 2002 and December 31, 2002, with retroactive application of the effects of the transition periods to the Company's first quarter 2002. The Company has not yet completed its analyses associated with the impacts of this statement, and does not have sufficient information at this time to determine whether or not the impacts will be material to its financial position or results of operations.

         SFAS No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is studying the provisions of this statement and has not yet determined the impacts, if any, that this statement may have on it.

         SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" addresses financial accounting and reporting for the impairment or disposal of long lived assets. The provisions of this statement became effective for the Company on January 1, 2002. Many of the provisions of this statement are the same as or similar to provisions of previously existing accounting standards that this statement now supersedes. The Company has not yet finalized its analysis of this statement. However, based on its preliminary assessment of the statement and the belief that there are relatively no new requirements imposed by the statement from requirements previously in effect for the Company under prior accounting standards, the Company believes that there will be no material impact on it.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property and Equipment

         Property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                               2001                  2000
                                                                            -----------           ----------
    Towers, antennas, and related equipment (7 to 20 years)................   $ 10,198             $  5,952
    Television broadcasting and production equipment (7 to 10 years).......     24,219               20,117
    Equipment, furniture, and fixtures (5 to 10 years).....................     32,644               25,811
    DBS equipment capitalized (3 years)....................................     33,039               12,209
    Building and improvements (40 years)...................................     26,249               23,964
    Land...................................................................      6,372                7,131
    Other..................................................................      5,808                2,415
                                                                            -----------           ----------
                                                                               138,529               97,599
    Accumulated depreciation...............................................    (46,718)             (32,990)
                                                                            -----------           ----------
    Net property and equipment.............................................   $ 91,811             $ 64,609
                                                                            ===========           ==========

         Total depreciation expense was $15.3 million, $10.7 million, and $7.9 million for 2001, 2000, and 1999, respectively. Depreciation expense associated with DBS equipment capitalized was $5.4 million for 2001 and $3.9 million for 2000. There was no DBS equipment capitalized in 1999.

4. Intangibles

         Intangible assets, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2001 and 2000 (in thousands).

                                                                               2001                  2000
                                                                            -----------          -----------
    DBS rights (10 years)..............................................     $2,259,231           $2,245,036
    Other (2 to 40 years) .............................................        228,213              220,259
                                                                            -----------          -----------
                                                                             2,487,444            2,465,295
    Accumulated amortization...........................................       (681,590)            (429,087)
                                                                            -----------          -----------
    Net intangible assets..............................................     $1,805,854           $2,036,208
                                                                            ===========          ===========

         Total amortization expense was $245.4 million, $187.1 million, and $84.2 million for 2001, 2000, and 1999, respectively.

5. Common Stock and Undistributed Earnings of 50% or Less Owned Entities

         At December 31, 2001, Pegasus Communications had three classes of common stock: Class A, Class B, and Nonvoting. Holders of Class A and Class B are entitled to one vote per share and ten votes per share, respectively. Shares authorized are 250.0 million for Class A, 30.0 million for Class B, and 200.0 million for Nonvoting. As indicated in Note 1, all shares of Class A and B and Nonvoting common stocks of Pegasus Satellite Communications designated, issued, and outstanding at the date of the reorganization and related additional paid in capital became identical shares of Class A and B and Nonvoting common stocks and related additional paid in capital of Pegasus Communications in the reorganization.

         Shares of Class A amounting to 576,394 were issued in January 2002 as payment of dividends on the Company's Series C, D, and E preferred stocks that were payable in that month, as described in Note 6.

         Pegasus Communications' ability to pay dividends on its common stock is subject to certain limitations imposed by preferred stock and indebtedness of the Company. The amount within accumulated deficit that represents undistributed earnings (losses) of 50% or less owned entities accounted for under the equity method is $13.7 million and $(633,000) at December 31, 2001 and 2000, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.       Redeemable Preferred Stocks

         At December 31, 2001, Pegasus Communications had the following preferred stock series outstanding: Series B junior convertible participating ("Series B"); 6-1/2% Series C convertible ("Series C"); Series D junior convertible participating ("Series D"); and Series E junior convertible participating ("Series E"). At December 31, 2001, Pegasus Satellite Communications had 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series") outstanding. In the corporate reorganization, all shares of Series B, Series C, Series D, and Series E of Pegasus Satellite Communications designated, issued, and outstanding at the date of the reorganization and related additional paid in capital and accrued dividends became identical shares and related additional paid in capital and accrued dividends of Series B, Series C, Series D, and Series E of Pegasus Communications. Through a series of concurrent exchange transactions connected with the reorganization, the 12-3/4% Series outstanding prior to the reorganization continued to be outstanding with Pegasus Satellite Communications after the reorganization on the same terms, conditions, and amounts outstanding as before the reorganization.

         Redeemable preferred stocks consisted of the following at December 31, 2001 and 2000 (dollars in thousands):

                                       2001                       2000
                             ----------------------     ----------------------
                                            Carrying                  Carrying
                               Shares        Amount        Shares       Amount
                               ------        ------        ------       ------
12-3/4% Series..............   172,952     $183,503       152,844     $162,017
Series B....................     5,707        5,707         5,707        5,707
Series C.................... 2,650,300      259,438     3,000,000      290,422
Series D....................    12,500       13,000        22,500       23,325
Series E....................    10,000       10,400        10,000       10,372
                                           --------                   --------
                                           $472,048                   $491,843
                                           ========                   ========

12-3/4% Series

         Each whole share of the 12-3/4% Series has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. Dividends of 12-3/4% are payable semiannually on January 1 and July 1, and are payable on a cumulative basis when in arrears. Up to and including January 1, 2002, at the option of Pegasus Satellite Communications, dividends may be paid in cash or by the issuance of additional shares of its own series. Thereafter, the dividends are payable in cash. Subject to certain conditions, the 12-3/4% Series is exchangeable in whole at the option of Pegasus Satellite Communications for 12-3/4% senior subordinated exchange notes due 2007. The exchange notes would contain substantially the same redemption provisions, restrictions, and other terms as the 12-3/4% Series. No such exchanges have taken place. At Pegasus Satellite Communications' option, on and after January 1, 2002 Pegasus Satellite Communications may redeem the 12-3/4% Series in whole or part at redemption prices specified in the certificate of designation for this series. On January 1, 2007, Pegasus Satellite Communications is scheduled to redeem all of the 12-3/4% Series outstanding at that date at a redemption price equal to the liquidation preference per share plus accrued and unpaid dividends. The 12-3/4% Series ranks senior to all outstanding classes or series of capital stock with respect to dividend rights and rights on liquidation.

         The increase in the number of shares outstanding and the carrying amount of the 12-3/4% Series from December 31, 2000 to December 31, 2001 was due to dividends of $20.1 million on the series paid in 2001 with its own shares. The carrying amount was also increased during 2001 due to accretion of $95,000 of unamortized discount recognized when the series was issued and an increase of $1.3 million in dividends accrued at December 31, 2001 compared to December 31, 2000. In January 2002, a dividend of $11.0 million was paid with 11,026 shares of its own series. The liquidation value of the 12-3/4% Series at December 31, 2001 was approximately $184.0 million, and included $475,000 of remaining unamortized discount recognized when the series was issued and $11.0 million in accrued dividends.

Series B

         All 5,707 shares of Series B outstanding at December 31, 2001 were redeemed by holders in March 2002 at a redemption price of $1,000 per share, plus accrued and unpaid dividends to the date of redemption of approximately $10,000. Cash dividends paid in 2001 for Series B were $57,000, based on the dividend rate per share for the series of $10.00.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series C Convertible

         Series C is considered to be redeemable because there may be situations in which redemption of the series may be required that are not in the control of Pegasus Communications. However, the certificate of designation does not provide for any mandatory redemption requirements or dates and does not state any specific redemptions available at the option of holders. Each whole share of Series C has a liquidation preference equal to its stated value of $100 per share plus accrued and unpaid dividends, and is convertible at any time at the option of the holder into approximately 1.57 shares of Pegasus Communications' Class A common stock. This conversion ratio is subject to adjustment under certain circumstances. Holders of shares of Series C are entitled to receive, when, as, and if declared by the board of directors, dividends at a rate of 6-1/2% payable quarterly on January 31, April 30, July 31, and October 31 of each year. Dividends are payable, at the option of Pegasus Communications, in cash, shares of Pegasus Communications' Class A common stock, or a combination thereof. Dividends on Series C are payable on a cumulative basis when in arrears. In the event of liquidation, Series C ranks junior to the 12-3/4% Series, senior to Series B, Series D, and Series E and senior to all classes of Pegasus Communications' common stock. Pegasus Communications at its option may redeem shares in whole or part of Series C any time on and after February 1, 2003, and under certain circumstances through January 31, 2003, at premiums specified in the certificate of designation for this series. Holders of Series C have no voting rights other than those granted by law, except that holders voting as a class are entitled to elect two directors to the board of directors in the event dividends payable on the series are in arrears for six quarterly periods until such arrearage is paid in full and concerning matters that affect the terms and ranking of the series or amendments to Pegasus Communications' charter that may adversely affect their rights.

         In November 2001, 349,700 shares of Series C amounting to approximately $35.0 million were converted into 1,157,815 shares of Class A common stock with a fair market value of $41.0 million. The rate of conversion used in this conversion of approximately 3.31 shares exceeded the conversion rate specified in the certificate of designation for the series. As a result, $6.0 million of the consideration paid in the conversion was an inducement in the conversion and recorded as a deemed dividend. This deemed dividend was included in determining the net loss applicable to common shares in 2001.

         The decrease in the number of shares outstanding from December 31, 2000 to December 31, 2001 was due to the conversion in November 2001. The decrease in the carrying amount from December 31, 2000 to December 31, 2001 was the net of a reduction of approximately $35.0 million for the November 2001 conversion, an increase of $2.9 million for accrued and unpaid dividends at December 31, 2001, and an increase of $1.1 million for the reclassification into additional paid in capital of issue costs associated with the shares converted. The shares redeemed were cancelled and reverted to authorized but undesignated shares of preferred stock of Pegasus Communications. Dividends of $19.5 million were paid in 2001 with 1,400,300 shares of Pegasus Communications' Class A common stock. In January 2002, a dividend of $4.3 million was paid with 489,256 shares of Pegasus Communications' Class A common stock.

Series D and Series E

         Each share of Series D and Series E has a liquidation preference equal to its stated value of $1,000 per share plus accrued and unpaid dividends. Each share of Series D and Series E is convertible at any time at the option of the holder into approximately 87.11 shares and 16.04 shares, respectively, of Pegasus Communications' Class A common stock, subject to adjustment under certain circumstances. The certificate of designation for Series D was amended in December 2001 to change the number of shares of common stock that the series is convertible into from that of approximately 19.54. Additionally, each share of Series D and Series E is redeemable at the option of holders at a price of $1,000 plus accrued and unpaid dividends. Series D may be redeemed in the amount of 6,125 shares beginning February 1, 2003, and any remaining outstanding shares may be redeemed on February 1, 2004. These redemption dates were amended in December 2001 from 2002 and 2003, respectively. Series E may be redeemed in the amount of 5,000 shares on or after February 25, 2002, and any remaining outstanding shares may be redeemed on and after February 25, 2003. Pegasus Communications may at its option redeem shares of Series D or Series E at any time at a price of $1,000 per share. The preceding redemption prices are in addition to any accrued and unpaid dividends. Holders of shares of Series D and Series E are entitled to receive, when, as, and if declared by the board of directors, dividends of 4% payable annually on January 1. Dividends on Series D and Series E are payable, at the option of Pegasus Communications, in cash or shares of Pegasus Communications' Class A common stock. Dividends on Series D and Series E are payable on a cumulative basis when in arrears. In the event of liquidation, Series D and Series E rank, to the extent of their respective liquidation preferences, junior to the 12-3/4% Series and Series C preferred stocks, senior to all classes of Pegasus Communications' common stock and on a parity with each other. Upon liquidation, holders of Series D and Series E are entitled to participate with holders of Pegasus Communications' common stock and other participating stock, if any, in the remaining assets of the Company after certain other distributions have been satisfied. Generally, Series D and Series E have no voting rights other than those granted by law.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         As permitted by the certificate of designation for Series D, 10,000 shares of Series D were redeemed in an amount of $10.0 million in December 2001. In lieu of a cash payment for the redemption called for by the certificate of designation, the redemption amount was paid with 999,001 shares of Pegasus Communications' Class A common stock with an aggregate fair market value of $10.0 million. As a result of the redemption, $1.4 million of the beneficial conversion factor previously recognized for this series was recovered as a negative deemed dividend. This deemed dividend was included in determining the net loss applicable to common shares in 2001.

         The decrease in the number of shares outstanding and carrying amount of Series D from December 31, 2000 to December 31, 2001 was due to the redemption in December 2001. The Series D shares redeemed were cancelled and reverted to authorized but undesignated shares of preferred stock of Pegasus Communications. Dividends of $1.2 million and $372,000 for Series D and Series E, respectively, were paid in 2001 with 64,160 and 12,445, respectively, shares of Pegasus Communications' Class A common stock. In January 2002, dividends of $500,000 and $400,000 for Series D and Series E, respectively, were paid with an aggregate of 87,138 shares of Pegasus Communications' Class A common stock. The liquidation value at December 31, 2001 for Series D and series E was $13.0 million and $10.4 million, respectively, which included accrued dividends of $500,000 and $400,000, respectively.

All Series of Redeemable Preferred Stocks

         Pegasus Communications' preferred stock imposes certain limitations on the payment of dividends on its common stock. Redemptions, excluding those for Series B, that are mandatory or at the election of holders, for amounts outstanding at December 31, 2001 were $5.0 million in 2002, $11.1 million in 2003, $6.4 million in 2004, and approximately $184.0 million in the aggregate thereafter. No redemptions are currently scheduled in 2005 and 2006. Redemptions for Series B were excluded because this series was redeemed in March 2002. The redemption amounts assume that shares outstanding at December 31, 2001, exclusive of shares for Series B, remain outstanding thereafter, that redemptions fully occur in the year that shares first become available for redemption, that there are no accrued and unpaid dividends in arrears, and that there is no remaining balance of unamortized discount. In addition, the amount thereafter includes dividends accrued at December 31, 2001 for the 12-3/4% Series that were paid in January 2002 with shares of its series. All shares eligible to be redeemed through December 31, 2001 were redeemed.

         On the respective dates that Series B and Series D were issued in 2000, the market value of the Class A common stock they were convertible into exceeded the conversion strike price for each series. As a result, an aggregate of $5.5 million of the proceeds from the issuances of these series was allocated to these beneficial conversion features as a deemed dividend in 2000. These deemed dividends were included in determining the net loss applicable to common shares in 2000.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long Term Debt

          Long term debt consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                                                          2001             2000
                                                                                                       ----------        ---------
12-1/2% senior subordinated notes of Pegasus Media & Communications due July
2005, interest payable semiannually on January 1 and July 1, net of unamortized
discount of $1.4 million and $1.8 million at December 31, 2001 and 2000, respectively......            $   83,578        $   83,176

9-5/8% senior notes of Pegasus Satellite Communications due
October 2005, interest payable semiannually on April 15 and October 15.....................               115,000           115,000

12-3/8% senior notes of Pegasus Satellite Communications due
August 2006, interest payable semiannually on February 1 and August 1......................               195,000                 -

9-3/4% senior notes of Pegasus Satellite Communications due
December 2006, interest payable semiannually on June 1 and December 1......................               100,000           100,000

13-1/2% senior subordinated discount notes of Pegasus Satellite Communications due March 2007, interest payable semiannually on March 1 and September 1 commencing September 2004, net of unamortized discount of $47.5 million at
December 31, 2001..........................................................................               145,551                 -

12-1/2% senior notes of Pegasus Satellite Communications due
August 2007, interest payable semiannually on February 1 and August 1......................               155,000           155,000

11-1/4% senior notes of Pegasus Satellite Communications due
January 2010, interest payable semiannually on January 15 and July 15......................               175,000                 -

Senior five year term loan facility of Pegasus Media & Communications, interest at the company's option at either the lender's base rate plus an applicable
margin or LIBOR plus an applicable margin..................................................               272,250           275,000

Senior five year revolving credit facility of Pegasus Media & Communications, interest at the company's option at either the lender's base rate plus an
applicable margin or LIBOR plus an applicable margin.......................................                80,000            35,000

Senior seven year revolving credit facility of Golden Sky Systems..........................                     -            37,000

Senior seven year term loan facility of Golden Sky Systems.................................                     -            35,000

13-1/2% senior discount notes of Golden Sky DBS, net of unamortized discount of
$65.4 million..............................................................................                     -           127,739

12-3/8% senior subordinated notes of Golden Sky Systems....................................                     -           195,000

Mortgage payable, due 2010, interest at 9.25%..............................................                 8,580             8,680

Other notes, due 2002 to 2005, stated interest up to 8%....................................                 8,676            16,161

Capital leases and other...................................................................                    16               102
                                                                                                       ----------        ---------
                                                                                                        1,338,651         1,182,858
Less current maturities....................................................................                 8,728            10,891
                                                                                                       ----------        ---------
Long term debt.............................................................................            $1,329,923        $1,171,967
                                                                                                       ==========        ==========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long Term Debt of Pegasus Media & Communications

         The 12-1/2% senior subordinated notes due July 2005 are unconditionally guaranteed on an unsecured senior subordinated basis, jointly and severally by specified subsidiaries of Pegasus Media & Communications. The notes are general unsecured obligations that are subordinated to other senior indebtedness of the company such as, among other things, its credit agreement. Pegasus Media & Communications presently has the option to redeem the notes at prices specified in the indenture for these notes.

         Pegasus Media & Communications' has a credit agreement that initially provided for a $225.0 million senior revolving credit facility that expires in October 2004 and a $275.0 million senior term loan facility that expires in April 2005. The agreement also contains an uncommitted facility that gives the company the option to seek $200.0 million in incremental term loans through June 30, 2002, as extended in 2001. Amounts borrowed under the agreement are collateralized by substantially all of the assets of Pegasus Media & Communications and its subsidiaries. The agreement contains certain financial covenants. The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility that began on March 31, 2001. At December 31, 2001, the commitment was $202.5 million. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date. Amounts repaid under the revolving facility may be reborrowed, subject to the available borrowing commitment. Availability under the revolving facility, net of outstanding stand by letters of credit of $63.2 million, was $59.1 million at December 31, 2001. Generally, letters of credit are not acted upon. Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility that began on March 31, 2001. Amounts repaid under the term loan facility may not be reborrowed. Margins on revolver base rates range from 1% to 2%, and margins on revolver LIBOR rates range from 2% to 3%, both of which are determined by the level of a ratio computation specified in the agreement. Margins on term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Unused amounts under the revolving facility are subject to a commitment fee at either .5% or .75% based on the aggregate of borrowings outstanding and letters of credit issued under the facility. The weighted average variable rates of interest, including applicable margins, on amounts outstanding at December 31, 2001 were approximately 6.25% for the revolving facility and 5.44% for the term facility. The weighted average variable rates of interest, including applicable margins, on amounts outstanding at December 31, 2000 were approximately 10.11% for the revolving facility and 10.19% for the term facility. The $80.0 million outstanding under the revolving credit facility at December 31, 2001 was repaid in January 2002.

Long Term Debt of Pegasus Satellite Communications

         In the corporate reorganization discussed in Note 1, Pegasus Satellite Communications continued to be obligated under debt securities and agreements after the reorganization that were outstanding at the date of the reorganization, which were the same that existed at December 31, 2000.

         Pegasus Satellite Communications' 9-5/8% senior notes due October 2005, 9-3/4% senior notes due December 2006, and 12-1/2% senior notes due August 2007 are subordinated to all liabilities of the company's subsidiaries and are on parity with other senior indebtedness of Pegasus Satellite Communications. Pegasus Satellite Communications presently has the option to redeem the 9-5/8% notes, and can redeem at its option the 9-3/4% notes and 12-1/2% notes beginning on December 1, 2002 and August 1, 2003, respectively, each at prices specified in the indenture for each respective note.

          In the second quarter 2001, Pegasus Satellite Communications concurrently issued $195.0 million principal amount of 12-3/8% senior notes due August 2006 and issued $193.1 million maturity value of 13-1/2% senior subordinated discount notes due March 2007. These notes were issued, respectively, in exchange for all of the outstanding $195.0 million principal amount of 12-3/8% senior subordinated notes due August 2006 of its subsidiary Golden Sky Systems and all of the outstanding $193.1 million maturity value of 13-1/2% senior discount notes due March 2007 of its subsidiary Golden Sky DBS. The Golden Sky Systems and Golden Sky DBS notes exchanged were cancelled. The 13-1/2% notes issued were recorded on the date of issuance at a discounted amount of $134.9 million, which equaled the carrying amount of the notes they were exchanged for. The discount of $58.2 million is being amortized to interest expense over the term of the new notes. Consent fees of $1.6 million incurred in the exchanges were recorded as deferred financing costs. Other costs incurred in the exchanges, which principally consisted of dealer manager, accounting and legal fees, were expensed as incurred. Unamortized deferred financing costs associated with each of the Golden Sky Systems and Golden Sky DBS notes, including the consent fees incurred in the exchanges, were transferred to the respective Pegasus Satellite Communications notes they were exchanged for, in an aggregate amount of $9.5 million. The unamortized deferred financing costs transferred are being amortized over the respective remaining terms of the Pegasus Satellite Communications notes to which they apply.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          The 12-3/8% notes are unsecured senior obligations. They rank senior to subordinated indebtedness of the company and rank equally in right of payment with its other senior indebtedness. The 13-1/2% notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of the company. The discount on the 13-1/2% notes will be fully amortized at March 1, 2004. Cash interest on the 13-1/2% notes begins accruing on March 1, 2004. Both notes rank junior to the indebtedness of the company's subsidiaries, even their subordinated indebtedness. Pegasus Satellite Communication has the option to redeem any or all of the 12-3/8% notes commencing August 1, 2003 and the 13-1/2% notes commencing March 1, 2004, each at prices specified in their respective indentures. Subject to certain exceptions described in the indenture, Pegasus Satellite Communications must offer to repurchase either notes if certain assets of the company or its restricted subsidiaries are sold or if changes in control specified in the indentures occur with respect to the company, its subsidiaries, or Pegasus Communications.

          In September 2001, Pegasus Satellite Communications entered into a 364 day credit agreement under which it borrowed all of the $75.0 million available under the agreement. The amounts outstanding thereunder were repaid in December 2001 with a portion of the proceeds from the issuance of the 11-1/4% senior notes and the credit agreement was terminated.

          In December 2001, Pegasus Satellite Communications issued $175.0 million principal amount of 11-1/4% senior notes due January 2010. These notes are unsecured senior obligations. They rank senior to subordinated indebtedness of the company and rank equally in right of payment with its other senior indebtedness. The notes rank junior to the indebtedness of the company's subsidiaries, even their subordinated indebtedness. Pegasus Satellite Communication has the option to redeem 35% of the notes prior to January 15, 2005 at a price of 111.25% of their face amount, plus accrued interest, with the net proceeds of certain equity offerings. Otherwise, the company can redeem any or all of the notes anytime on and after January 15, 2006 at prices specified in the indenture for these notes. Subject to certain exceptions described in the indenture, Pegasus Satellite Communications must offer to repurchase the notes if certain assets of the company or its restricted subsidiaries are sold or if changes in control specified in the indenture occur with respect to the company, its restricted subsidiaries, or Pegasus Communications.

Additional Information on Long Term Debt

         The indentures of the notes for both Pegasus Media & Communications and Pegasus Satellite Communications and Pegasus Media & Communications' credit agreement described above generally limit the ability of the companies within Pegasus Communications' consolidated group in varying degrees to, among other things, sell assets, incur additional indebtedness and create liens, issue or sell other securities, make certain payments, including dividends and investments, transfer cash, engage in certain transactions with affiliates, and merge or consolidate.

          In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of the Golden Sky Systems' credit agreement were repaid and the credit agreement was terminated. The mortgage payable in 2010 is on the Company's corporate headquarters and is being amortized over 25 years with a balloon payment to satisfy the remaining mortgage balance in 2010.

         Unamortized balances of deferred financing costs associated with notes repaid and credit facilities terminated during the respective periods reported were written off and reported as extraordinary losses from extinguishments of debt in the period that the associated borrowings were repaid or agreement terminated, except as otherwise indicated above. Aggregate commitment fees incurred by the Company under all credit facilities outstanding in the respective periods were $999,000 in 2001 and $1.6 million in 2000. Commitment fees were not significant in 1999.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Scheduled maturities of long term debt at their stated maturity values, repayment of principal on capital lease obligations, and repayment of principal outstanding under term loans and revolving credit facilities for amounts outstanding at December 31, 2001 were $8.7 million in 2002, $31.8 million in 2003, $192.7 million in 2004, $328.2 million in 2005, $295.2 million in 2006, and $531.0 million in the aggregate thereafter.

8. Leases

         The Company leases certain studios, towers, buildings, vehicles, and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2010. Rent expense for 2001, 2000, and 1999 was $3.5 million, $3.1 million, and $2.3 million, respectively. At December 31, 2001, minimum lease payments on noncancellable operating leases were $3.0 million in 2002, $2.7 million in 2003, $2.6 million in 2004, $2.6 million in 2005, $2.1 million in 2006, and $1.4 million thereafter. At December 31, 2001, minimum lease payments associated with assets subject to sale/leaseback transactions were $806,000 in 2002, $838,000 in 2003, $872,000 in 2004, $907,000 in 2005, $943,000 in 2006, and $3.7 million thereafter. At
December 31, 2001, property and equipment subject to capital leases and related obligations were not significant.

9. Other Operating Expenses

         Other operating expenses for 2001, 2000, and 1999 included expenses associated with the Company's DirecTV and patent infringement litigations of $21.4 million, $3.2 million, and $9,000, respectively. See Note 18 for information concerning these litigations.

10. Loss on Impairment of Marketable Securities

         In the third quarter 2001, the Company determined that its sole investment in marketable securities, which are included in other noncurrent assets on the balance sheet, had incurred an other than temporary decline in market value. Accordingly, the Company wrote down the cost basis in this investment to its then fair market value and charged earnings in the amount of $34.2 million for the impairment loss realized. In connection with this write down, the Company made a reclassification adjustment to other comprehensive income (loss) of $21.2 million, net of income tax benefit of $13.0 million, to remove all of the net unrealized losses on this investment that had been accumulated at the date of the write down. The amount of the reclassification adjustment was based on specific identification of the cost of the common stock held, as all of the common stock held had been acquired in one transaction.

11. Income Taxes

         Following is a summary of income taxes for 2001, 2000, and 1999 (in thousands):

                                                                   2001          2000          1999
                                                              ------------   -----------   -----------
State and local - current (benefit) expense.................   $    (753)    $   1,670          $496
                                                              ------------   -----------   -----------
Federal - deferred:
   Benefits of net operating loss
    carryforwards...........................................     (78,635)      (56,576)            -
   Other....................................................     (44,135)      (47,083)            -
                                                              ------------   -----------   -----------
   Total federal deferred...................................    (122,770)     (103,659)            -
                                                              ------------   -----------   -----------
(Benefit) expense attributable to continuing operations.....    (123,523)     (101,989)          496
Income taxes associated with other items:
   Deferred expense for discontinued operations.............           -           632             -
   Deferred benefit for extinguishment of debt..............      (1,106)       (3,526)            -
   Deferred benefit for comprehensive income/loss...........      (5,042)       (7,340)            -
   Deferred benefit for comprehensive loss reversed when
    related unrealized loss was reclassed...................      12,998             -             -
                                                              ------------   -----------   -----------
   Total income tax (benefit) expense recorded..............   $(116,673)    $(112,223)         $496
                                                              ============   ===========   ===========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Following were the deferred income tax assets and liabilities at December 31, 2001 and 2000 (in thousands):

                                                                                     2001             2000
                                                                                   --------         ---------
Assets:
   Receivables...............................................................      $  2,286         $     699
   Excess of tax basis over book basis in marketable securities..............        25,745            20,073
   Excess of tax basis over book basis in interest rate instruments..........         1,581               -
   Loss carryforwards........................................................       328,165           265,400
                                                                                   --------         ---------
       Total deferred tax assets.............................................       357,777           286,172
                                                                                   --------         ---------
Liabilities:
   Excess of book basis over tax basis of property and equipment.............        (5,411)           (3,454)
   Excess of book basis over tax basis of amortizable intangible assets......      (381,659)         (427,931)
                                                                                   --------         ---------
       Total deferred tax liabilities........................................      (387,070)         (431,385)
                                                                                   --------         ---------
Net deferred tax assets (liabilities)........................................       (29,293)         (145,213)
Valuation allowance..........................................................           -                 -
                                                                                   --------         ---------
Net deferred tax liabilities.................................................      $(29,293)        $(145,213)
                                                                                   ========         =========

         At December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of $863.6 million available to offset future taxable income that expire beginning 2002 through 2021.

         Following is a reconciliation of the federal statutory income tax rate to the Company's effective federal income tax rate attributable to continuing operations for 2001, 2000, and 1999:

                                        2001        2000          1999
                                      --------    -------       --------
        Statutory rate..............   35.00%      35.00%        35.00%
        Valuation allowance.........      -           -         (29.70)
        Other.......................   (4.26)      (2.33)        (5.30)
                                      ------       -----         -----
        Effective tax rate..........   30.74%      32.67%           - %
                                       =====       =====         =====

12. Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 2001, 2000, and 1999 (in thousands):

                                                                                  2001         2000           1999
                                                                                --------    ---------        -------
Preferred stock dividends, accrued and deemed, and accretion on preferred
stock with reduction of paid in capital......................................... $49,836    $  41,080        $16,706

Payment of 12-3/4% Series preferred stock dividends with 12-3/4% Series
preferred stock.................................................................  20,109       17,771         15,704

Payment of other preferred stock dividends with Class A common stock newly
issued and from treasury........................................................  21,062       15,003            -

Redemption and conversion of preferred stock and issuance of Class A
common stock....................................................................  51,002          -              -

Common stock issued for employee benefit and award plans........................   4,496        2,335          1,400

Net unrealized gain (loss) on marketable securities, net of related
deferred taxes..................................................................  12,981      (11,976)           -

Patronage capital distributions received........................................  17,544       10,322            319

Capital issued and related investment in affiliates.............................     -         97,555          1,364

Marketable securities received in sale of tower assets..........................     -         37,516            -

Capital issued and related acquisition of intangibles...........................     -        693,620            -

Debt assumed or issued and related acquisition of intangibles...................     -        379,773          6,467

Deferred taxes, net and related acquisition of intangibles......................     -        259,062             29

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     For 2001, 2000, and 1999, the Company paid cash interest of $113.2 million, $94.1 million, and $69.4 million, respectively. The Company paid no federal income taxes in 2001, 2000, and 1999. The amount paid for state income taxes was less than $1.0 million in each of 2001, 2000, and 1999.

13. Acquisitions

         In 1999, the Company acquired 15 independent DIRECTV providers along with the rights to provide DIRECTV programming in certain rural areas of the United States and related assets that were accounted for under the purchase method. Total consideration was $79.5 million, consisting of $64.6 million in cash, 25,000 shares of Pegasus Communications' Class A common stock valued at $550,000, warrants to purchase a total of 50,000 shares of Class A common stock valued at $814,000, $6.5 million in promissory notes, $6.7 million in accrued expenses, and $365,000 in assumed net liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for $42.1 million in cash. This system was sold in September 2000.

         On May 5, 2000, the Company acquired Golden Sky Holdings in a transaction accounted for as a purchase. Golden Sky Holdings through its subsidiaries holds the rights to provide DIRECTV programming in various rural areas of 24 states. The stockholders of Golden Sky Holdings exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus Communications' Class A common stock valued at $578.6 million and options to purchase approximately 724,000 shares of Class A common stock valued at $33.2 million. As a consequence of this exchange, Golden Sky Holdings became a direct wholly owned subsidiary of the Company. The total consideration for the acquisition was $1.2 billion. The merger consideration included $293.7 million of Golden Sky Holdings consolidated net liabilities, including a deferred income tax asset of $89.3 million principally for Golden Sky Holdings' cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million principally for the excess of the book basis over the income tax basis of the amount of DBS rights assets existing at the acquisition date. Of the total acquisition cost, $1.0 billion was allocated to the DBS rights assets, net of $94.1 million for the effect of the Company's consolidated deferred income tax valuation allowances no longer required in association with the merger.

         During 2000, the Company completed 19 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $232.6 million consisted of cash of $131.6 million, 905,000 shares of Pegasus Communications' Class A common stock valued at $40.8 million, 22,500 shares of Pegasus communications' Series D preferred stock valued at $22.5 million, 10,000 shares of Pegasus Communications' Series E preferred stock valued at $10.0 million, warrants to purchase 4,000 shares of Class A common stock valued at $192,000, a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $2.9 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights.

         Minority interest at December 31, 2001 and 2000 represents a partnership interest in Golden Sky Systems.

14. Discontinued Operations

         Discontinued operations on the statements of operations and comprehensive loss represent Pegasus Media & Communications' cable operations. The Company completely exited the cable business with the sale of the Puerto Rico operations, as discussed below.

         In September 2000, Pegasus Media & Communications sold to a third party its interests in the assets of its entire cable operations in Puerto Rico. The sale price was $170.0 million in cash, and the net cash proceeds of the sale were $164.5 million. The gain on the sale was $59.4 million, net of currently payable Puerto Rico capital gains and withholding taxes of $28.0 million. Net revenues from discontinued operations were $18.1 million and $21.2 million 2000 and 1999, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Financial Instruments

         The carrying and fair values of the Company's long term debt and redeemable preferred stocks at December 31, 2001 and 2000 were as follows (in thousands):

                                                                      2001                         2000
                                                           -------------------------     -----------------------
                                                             Carrying        Fair         Carrying        Fair
                                                               Value         Value         Value         Value
                                                           -----------    ----------    ----------    ----------
Long term debt (including current portion).............     $1,338,651    $1,244,686    $1,182,858    $1,106,615
Redeemable preferred stocks............................        472,048       241,063       491,843       461,573

         The fair values of the Company's publicly held notes and preferred stock, with a combined fair value of $915.1 million and $1.1 billion at December 31, 2001 and 2000, respectively, were determined based on quoted market prices for each individual security. The carrying value of amounts outstanding under the Company's revolving credit and term loan facilities aggregating $352.3 million and $382.0 million at December 31, 2001 and 2000, respectively, approximates fair value because the outstanding amounts are subject to short term variable rates of interest and the rates in effect at December 31, 2001 and 2000 approximate the market rates available at each date. Due to the proximity of its issuance to December 31, 2001, the carrying amount of the Company's unregistered 11-1/4% senior notes due 2010 of $175.0 million approximates its fair value. Valuation of the Company's nonpublicly held preferred stocks included in the table was not significant. The carrying values of other financial instruments included in the table equal or approximate their fair values and were not significant.

         The Company is party to interest rate swap and interest rate cap contracts to manage its interest rate exposure. These instruments were entered into as a condition of the Company's credit agreement. The principal object of these contracts is to minimize the risks and/or costs associated with the Company's variable rate debt incurred under the credit agreement. The notional amounts of the swaps and caps are used to measure interest to be paid or received. However, no cash is transferred with respect to the notional amounts. Net cash paid or received on the instruments is recognized as an adjustment to interest expense over the related market interest rate setting period. The parties to these swaps and caps are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these institutions, however, the Company does not anticipate their nonperformance.

         The Company has two interest rate swaps, each with a different financial institution. Both swaps terminate March 2003. One contract is for a notional amount of $35.0 million and has a fixed rate of interest of 7.195%. The other contract is for a notional amount of $37.1 million and has a fixed rate of interest of 7.18%. The variable rate of interest under both contracts is marked to the 6 month LIBOR rate in effect at the beginning of each 6 month resetting period. Under the interest rate swaps, variable interest is exchanged for fixed interest. The Company owes interest to the contracting institutions when the specified market rate is below the contracted fixed rate and receives interest from them when the specified market rate is above the contracted fixed rate. The Company has two interest rate caps, each with a different financial institution. Both caps terminate March 2003. One contract has a notional amount of approximately $33.9 million and the other has a notional amount of $34.0 million. The cap rate under each contract is 9.0% and payment is determined quarterly based on the 3 month LIBOR rate in effect at the beginning of each 6 month resetting period. Under the interest rate caps, the Company receives interest from the contracting institutions when the specified market rate is above the cap rate. The Company adjusts the swaps and caps to fair values at each quarter. The aggregate fair value of the swaps and caps at December 31, 2001, estimated based on the amount that the Company would receive or pay to terminate the contracts on that date, was a liability of $4.2 million. As a result of market LIBOR rates available to the Company for the swaps being lower than the fixed rates it pays on the swaps, the Company paid net additional interest of approximately $1.0 million in each of 2001 and 2000 with respect to the interest rate instruments.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Warrants

         The Company has issued warrants to purchase shares of Pegasus Communications' Class A common stock. Information on warrants outstanding at December 31, 2001 was as follows:

   Number of          Rate of Conversion
    Warrants         into Shares of Class          Exercise          Warrants         Year of
  Outstanding           A Common Stock              Price           Exercised       Expiration
-----------------    ----------------------     ---------------    -------------    ------------
   2,000,000                  1.0                   $45.00              -              2010
      95,014                  1.0                    7.32               -              2007
      25,950                 3.872                   7.50             14,845           2007
       4,000                  1.0               46.12 - 46.90           -              2005

         All warrants outstanding in the above table are exercisable.

17. Employee Benefit Plans

         Pegasus Communications has employee benefit plans under which stock options are issuable to eligible plan participants to purchase shares of the company's Class A common stock. These plans are discussed below.

1996 Stock Option Plan

         This plan provides for the granting of nonqualified and qualified options to purchase a maximum of 6.0 million shares. Participants in the plan are eligible employees, executive officers, and nonemployee directors of the Company. The maximum number of shares that an individual may be granted options for over the term of the plan is 2.0 million. The plan and individual maximums are subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications. The plan terminates in September 2006. The plan provides that the exercise price of options granted is no less than the fair value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable in accordance with a schedule determined at the time the option is granted.

         Employees hired as full time receive one time grants of 100 options. Employees hired as part time receive one time grants of 50 options, and may receive additional one time grants of 50 options upon becoming full time. These grants are generally exercisable after one year of employment. Exercisable options may be exercised any time up to the expiration or termination of the option. Outstanding options become exercisable immediately in the event of a change in control.

Restricted Stock Plan

         This plan provides for the granting of various types of restricted stock awards. For certain types of restricted stock awards, recipients may elect to receive stock options for the purchase of Pegasus Communications' Class A commons stock. The maximum number of shares that may be granted in the aggregate in stock and under options is 1.5 million. Participants in the plan are eligible employees and executive officers of the Company. The maximum number of shares that may be granted for options that an individual may elect to receive in any one year under the plan is 100,000. The maximum number of shares and options available annually is subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications. The plan terminates in September 2006. Restricted stock received under the plan generally vests based on years of service, except for special recognition awards that are fully vested on the date of grant. Recipients of restricted stock awards do not pay for any portion of the stock received. The plan provides that the exercise price of options granted is no less than the fair value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable ratably from two to four years based upon a participant's years of service with the Company and are fully vested for participants that have at least four years of service with the Company at the date of grant. At December 31, 2001 and 2000, 429,687 shares and 386,834 shares, respectively, of Pegasus Communications' restricted Class A common stock had been granted under the plan. The expense for the restricted stock issued under the plan was $1.2 million in 2001, and less than $1.0 million in each of 2000 and 1999. The weighted average grant date fair value of shares issued under the plan was $28.46, $43.92, and $9.05 in 2001, 2000, and 1999, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan

         In 2001, the Company adopted the Employee Stock Purchase Plan. The plan encourages stock ownership in the Company by all eligible employees through options to purchase the Company's Class A common stock. The maximum number of shares that may be issued under options under the plan is 3.0 million, subject to adjustment under certain circumstances specified in the plan. Eligible employees of the Company are those who have completed at least 30 days of employment with the Company. No otherwise eligible employee may be granted an option if such employee, immediately before or after the option is granted, owns stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company, including stock which the employee may purchase under outstanding options. Eligible employees may contribute up to 10% of their base compensation through payroll deductions during any calendar quarter period to purchase newly issued shares of the Company under options of the plan. Under existing federal tax laws, each employee is limited in any calendar year to purchasing no more than $25,000 in aggregate fair market value of shares purchased under all outstanding stock purchase plans of the Company. Options to purchase shares are granted on the first business day of the first month of each calendar quarter period, and options are exercised on the last business day of the last month of each calendar quarter period. Option terms are three months ending on the last day of the last month of each calendar quarter period. The exercise price of options is 85% of the lesser of the per share fair market value of Class A common stock on the grant date or exercise date.

Stock Options Issued under the Stock Option and Restricted Stock Plans

         The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                                                                   Weighted
                                              Weighted             Average                                Weighted
                       Outstanding at          Average            Remaining         Exercisable at         Average
     Range of           December 31,          Exercise           Contractual         December 31,         Exercise
  Exercise Prices           2001                Price            Life (years)            2001               Price
 ------------------   ------------------  ------------------   -----------------   -----------------  ------------------
   $0.08 - 15.99          2,458,820           $ 6.74                8.2               1,693,470            $ 7.20
   16.00 - 30.99          1,329,717            20.91                8.0                 871,507             20.39
   31.00 - 46.99            892,470            39.86                8.0                 488,054             40.27
   47.00 - 61.99             28,224            49.85                6.5                  27,347             49.88
   62.00 - 77.99              6,200            68.71                7.9                   6,200             68.71
                          ---------                                                   ---------
       Total              4,715,431            17.34                8.1               3,086,578             16.66
                          =========                                                   =========

         The following table summarizes stock option activity over the past three years:

                                                                                              Weighted
                                                                        Number of              Average
                                                                          Shares           Exercise Price
                                                                   -----------------      -----------------
       Outstanding at January 1, 1999............................        1,284,454             $ 8.85
       Granted...................................................        1,594,692              27.79
       Exercised.................................................         (167,154)              9.50
       Canceled or expired.......................................          (77,334)             18.55
                                                                   -----------------
       Outstanding at December 31, 1999..........................        2,634,658              19.99
       Granted...................................................        1,942,410              16.45
       Exercised.................................................         (835,217)              1.69
       Canceled or expired.......................................         (446,843)             19.36
                                                                   -----------------
       Outstanding at December 31, 2000..........................        3,295,008              22.29
       Granted...................................................        1,709,064               9.15
       Exercised.................................................           (5,350)             17.16
       Canceled or expired.......................................         (283,291)             25.43
                                                                   -----------------
       Outstanding at December 31, 2001..........................        4,715,431              17.34
                                                                   =================

       Options exercisable at December 31, 1999..................          669,614               9.99

       Options exercisable at December 31, 2000..................        1,416,468              16.20

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         If the Company had used the fair value method of valuing its stock options, including stock issuable under the Employee Stock Purchase Plan, estimated pro forma net losses for 2001, 2000, and 1999 would have been $336.4 million, $207.4 million, and $205.2 million, respectively. Estimated pro forma net losses per basic and diluted common share for 2001, 2000, and 1999 would have been $5.98, $4.16, and $5.44, respectively. The estimated weighted average grant date fair value of options granted would have been $4.25, $30.68, and $13.37 for 2001, 2000, and 1999, respectively. The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999:

                                                        2001     2000     1999
                                                       ------   ------   ------
      Risk free interest rate...................        4.70%    6.07%    5.56%
      Dividend yield............................        0.00%    0.00%    0.00%
      Volatility factor.........................        59.4%    52.3%    53.6%
      Weighted average expected life (years)....         6.0      5.6      4.4

         In 2000, the Company recognized $3.5 million as compensation expense with respect to stock options.

401(k) Plans

         The Company has two 401(k) plans. The plan that covers employees in the United States is the principal plan, and the following disclosures pertain to this plan. A plan for employees in Puerto Rico is not significant, as it covers a small number of employees. Substantially all Company employees that have completed at least one full calendar month of service with the Company are eligible to participate. Participants may make annual salary deferral contributions of 2% to 15%, subject to dollar limitations imposed by existing tax laws. Company contributions to the plan are allocable to each participant's account. Company contributions are made in the form of Pegasus Communications' Class A common stock, or in cash used to purchase Pegasus Communications' Class A common stock. The Company has authorized and reserved for issuance up to 410,000 shares of Class A common stock in connection with the plan. Company contributions to the plan are subject to limitations under applicable laws and regulations. All employee contributions to the plan are fully vested at all times and all Company contributions, if any, vest ratably from two to four years of service, except that Company contributions are fully vested for participants that have at least four years of service with the Company at the date of the contribution. The expense for these plans was $1.6 million, $1.4 million, and $1.2 million in 2001, 2000, and 1999.

18. Commitments and Contingent Liabilities

Legal Matters

         DirecTV Litigation
         ------------------

         National Rural Telecommunications Cooperative

         Pegasus Satellite Television and Golden Sky Systems, which are subsidiaries of the Company, are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program.

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

         On July 22, 1999, DirecTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DirecTV 's contract with the NRTC. As part of the counterclaim, DirecTV is seeking a declaratory judgment that the term of the NRTC's agreement with DirecTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DirecTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the Company's agreements with the NRTC. If DirecTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the Company's DIRECTV rights.

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

         Both of the NRTC's lawsuits against DirecTV have been consolidated for discovery and pretrial purposes. A trial date of December 2, 2002 has been set, although at this time it is not clear which of the lawsuits will be tried on that date.

         The NRTC and DirecTV have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DirecTV for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately. Each side has filed a summary judgment motion relating to the claims.

         Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, Pegasus Satellite Television and another one of the Company's subsidiaries Golden Sky Systems filed a class action lawsuit in federal court in Los Angeles against DirecTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. Pegasus Satellite Television and Golden Sky Systems are affiliates of the NRTC.

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

         On February 10, 2000, Pegasus Satellite Television and Golden Sky Systems filed an amended complaint which added new tort claims against DirecTV for interference with Pegasus Satellite Television's and Golden Sky Systems' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations Pegasus Satellite Television and Golden Sky Systems previously filed were withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 29, 2000.

         On December 10, 2000, the court rejected in its entirety DirecTV's motion to dismiss certain of the claims asserted by Pegasus Satellite Television, Golden Sky Systems, and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DirecTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DirecTV filed a counterclaim against Pegasus Satellite Television and Golden Sky Systems, as well as the class members. In the counterclaim, DirecTV seeks two claims for relief: (i) a declaratory judgement that Pegasus Satellite Television and Golden Sky Systems have no right of first refusal in their agreements with the NRTC to have DirecTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of Pegasus Satellite Television's and Golden Sky Systems' agreements with the NRTC. Pegasus Satellite Television's and Golden Sky Systems' motion to dismiss the counterclaims were denied on May 8, 2001, and on June 4, 2001, Pegasus Satellite Television, Golden Sky Systems, and the class filed a response denying DirecTV's counterclaims. On July 2, 2001, DirecTV filed under seal a summary judgment motion on its term claim, but the court denied the motion on October 31, 2001.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         On May 21, 2001, Pegasus Satellite Television, Golden Sky Systems, and the class members moved to amend their complaints to add certain additional claims against DirecTV relating to, among other things, DirecTV's provision of advanced services. The court granted this motion on June 19, 2001. DirecTV filed its answer to the second amended complaint on July 20, 2001.

         On June 22, 2001, DirecTV brought suit against Pegasus Satellite Television and Golden Sky Systems in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV and Pegasus Satellite Television and Golden Sky Systems. On July 13, 2001, Pegasus Satellite Television and Golden Sky Systems terminated the seamless marketing agreement. On July 16, 2001, Pegasus Satellite Television and Golden Sky Systems filed a cross complaint against DirecTV alleging, among other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. On July 19, 2001, Pegasus Satellite Television and Golden Sky Systems removed the case from state to federal court. DirecTV moved to remand the case back to state court but, on September 19, 2001, the court denied DirecTV's motion.

         All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and Pegasus Satellite Television's and Golden Sky Systems' lawsuit, are pending before the same judge. The court has set a trial date of December 2, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

         Patent Infringement Litigation
         ------------------------------

         On December 4, 2000, Pegasus Development and Personalized Media Communications, L.L.C., filed a patent infringement lawsuit in the United States District Court of Delaware against DirecTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use.

         The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DirecTV to provide services to its subscribers. The Company is unable to predict the possible effects of this litigation on its relationship with DirecTV.

         Each of the defendants has filed answers to the patent infringement lawsuit denying all claims made by Pegasus Development and Personalized Media. In addition, each of the defendants other than Phillips Electronics has requested a declaratory judgment seeking to have the patents Pegasus Development licensed from Personalized Media declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DirecTV has also filed a counterclaim against Pegasus Development alleging unfair competition under the Federal Lanham Act. In a separate counterclaim, DirecTV has alleged that both Pegasus Development's and Personalized Media's patent infringement lawsuit constitutes "abuse of process."

         In December 2001, one of the Company's subsidiaries, along with other parties, was served with a complaint in another patent infringement lawsuit by Broadcast Innovation, L.L.C. The nature of the plaintiff's claims is not clear from the complaint. The Company is in the process of evaluating the matter in order to determine whether it is material to its business.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Other Legal Matters
         -------------------

         In addition to the matters discussed above, from time to time the Company is involved with claims that arise in the normal course of the Company's business. In the Company's opinion, the ultimate liability with respect to these claims will not have a material adverse effect on the Company's consolidated operations, cash flows, or financial position.

Commitments

         Call Center Services
         --------------------

         The Company has an agreement with a provider of integrated marketing, information, and transaction services to provide customer relationship management services. The initial term of the agreement ends in December 2004, and is subject to automatic renewal for successive three year terms unless either party provides notice of termination. The fees that the Company must pay vary based on the types of service provided, performance criteria, and other costs incurred by the provider. The minimum annual fees that the Company must pay over the remaining initial term of this agreement are $20.3 million in each year 2002 through 2004. Expense recognized under this agreement was $27.9 million, $22.3 million, and $1.7 million 2001, 2000, and 1999, respectively.

         Communications Services
         -----------------------

         The Company has an agreement with a provider of telephone services that commenced in May 2000 and expires May 2003. The fees that the Company must pay vary based on usage type and volume. The Company must pay a minimum annual fee of $7.0 million over the term of the agreement. Expense recognized under this agreement was $9.2 million in 2001 and $6.3 million in 2000.

         Purchase Option
         ---------------

         In January 2002, the Company exercised its option to purchase for $10.7 million an office building it has been renting, and is in the process of negotiating the purchase agreement.

19. Related Party Transactions

         The Company has an arrangement with W.W. Keen Butcher, certain entities controlled by him (the "KB Companies") and the owner of a minority interest in one of the KB Companies under which the Company agrees to provide and maintain cash collateral for up to $8.0 million in principal amount of bank loans to Mr. Butcher and the minority owner. Mr. Butcher is the stepfather of Marshall W. Pagon, the Company's Chairman of the board of Directors and Chief Executive Officer. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the KB Companies for the acquisition of television broadcast stations to be operated by the Company pursuant to local marketing agreements. Pursuant to this arrangement, at December 31, 2001 and 2000, the Company had provided collateral of $7.6 million and $4.9 million, respectively, which is recorded as restricted cash within other current assets.

         William P. Phoenix, a director of Pegasus Communications since 1998, is a managing director of CIBC World Markets Corporation ("CIBC"), a financial services firm. CIBC and its affiliates have provided various services to the Company over the last three years. Total fees and expenses incurred by the Company with respect to CIBC were $8.4 million, $4.4 million, and $940,000 in 2001, 2000, and 1999, respectively.

         At December 31, 2001, the Company has a loan outstanding to Nicholas Pagon, a former executive of the Company and the brother of Marshall W. Pagon, amounting to approximately $238,000 for principal and interest accrued on the loan. The loan matures in January 2004 and bears interest at 6% per annum. Principal and any accrued and unpaid interest are due at maturity. The loan is collateralized by shares of Pegasus Communications' Class A common stock.

         Pegasus Development has a limited partnership interest in Pegasus PCS Partners, LP ("PCS") that is accounted for under the equity method. The general partner of PCS is an entity beneficially controlled by Marshall Pagon. Pegasus Development's investment in PCS was $18.5 million and $4.2 million at December 31, 2001 and 2000, respectively. Pegasus Development's risk of loss associated with its investment in PCS is limited to the amount of its investment in PCS. Pegasus Development's ownership interest in PCS' net assets is equal to its investment in PCS. Pegasus Development's share of undistributed results of PCS varies depending on a variety of factors specified in the operating agreement between Pegasus Development and PCS. For all of 2001, 2000, and 1999, Pegasus Development's share was 61.5%. Pegasus Development's share of undistributed results of operations included in the Company's results from continuing operations were $14.3 million in 2001, $(422,000) in 2000, and $(201,000) in
1999. The income recorded in 2001 was due to a gain on certain licenses of PCS that it sold in 2001.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Pegasus Development has an investment in Personalized Media Communications, L.L.C. ("Personalized Media") that was made in 2000. Subsequent to Pegasus Development making this investment, Personalized Media spun off to its owner members, including Pegasus Development, portions of its operations in the form of three separate independent entities. Pegasus Development accounts for its investments in Personalized Media and each of the spun off entities under the equity method. Mary Metzger, a member of Pegasus Communications' board of directors, has a controlling interest in each of these entities. Pegasus Development's aggregate investment in all four entities was approximately $112.0 million at both December 31, 2001 and 2000. Pegasus Development's risk of loss associated with its investments in these entities is generally limited to the aggregate amount of its investment in them. Pegasus Development's aggregate ownership interest in the net assets of all of these entities is equal to its aggregate investment in them. A subsidiary of Personalized Media granted to Pegasus Development an exclusive field of use license with respect to Personalized Media's patent portfolio concerning the distribution of satellite services from specified orbital locations. Pegasus Development pays an annual fee for this license of $100,000 through 2003. In addition, Pegasus Development contributed $151,000 and $321,000 in 2001 and 2000, respectively, to Personalized Media for certain expenses incurred by Personalized Media. Pegasus Development's share of undistributed results of operations of these entities varies depending on a variety of factors specified in the operating agreement between Pegasus Development and the respective entities. For all of 2001 and 2000, Pegasus Development's share was 1.0% in each entity. In both 2001 and 2000, the entities had a net aggregate loss from operations, and Pegasus Development's share of these losses included in the Company's results from continuing operations was $9,000 and $10,000, respectively.

20. Industry Segments

         At December 31, 2001, the Company's only reportable segment was its DBS business. DBS provides multichannel digital broadcast satellite audio and video programming of DIRECTV service in rural areas of the United States on a subscription basis. Audio and video programming provided 93% of the total DBS revenues in each of 2001, 2000, and 1999. Performance of the DBS business is evaluated based on premarketing cash flow and EBITDA. Premarketing cash flow of the DBS business is DBS revenues less DBS programming, technical, and general and administrative expenses. EBITDA of the DBS business is its premarketing cash flow less marketing and selling expenses, which are also known as subscriber acquisition costs. Premarketing cash flow and EBITDA are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities, or any other measure for determining the Company's operating performance or liquidity, as determined under generally accepted accounting principles. Although EBITDA is a common measure used by other companies, the Company's calculation of EBITDA may not be comparable with that of others. Information on DBS' revenue and results of operations is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period reported. Capital expenditures for the DBS business were approximately $37.0 million, $19.1 million, and $3.6 million for 2001, 2000, and 1999, respectively. Capital expenditures for all other operations were $9.1 million, $27.3 million, and $15.8 million for 2001, 2000, and 1999, respectively. Identifiable total assets for DBS were $2.0 billion and $2.2 billion at December 31, 2001 and 2000, respectively. Identifiable total assets for all other operations were $358.7 million and $375.1 million at December 31, 2001 and 2000, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Quarterly Information (Unaudited)

    (in thousands, except per share amounts)
                                                                         Quarter Ended
                                               March 31,           June 30,       September 30,    December 31,
                                                 2001                2001             2001             2001
                                                 ----                ----             ----             ----
Net revenues................................   $213,484           $215,352          $215,246         $228,470
Loss from operations .......................    (74,479)           (68,125)          (56,270)         (42,868)
Loss before extraordinary item..............    (66,257)           (61,804)          (85,088)         (63,449)
Net loss....................................    (66,257)           (62,790)          (85,088)         (64,269)
Basic and diluted per common share amounts:
Loss before extraordinary item, including
   accrued and deemed preferred stock
   dividends and accretion..................      (1.39)             (1.29)            (1.71)           (1.42)
Net loss applicable to common shares,
   including accrued and deemed preferred
   stock dividends and accretion............      (1.39)             (1.31)            (1.71)           (1.43)

In the quarter ended September 30, 2001, the Company recognized a loss on the impairment of marketable securities it held of $34.2 million.

                                               March 31,           June 30,       September 30,    December 31,
                                                 2000                2000             2000             2000
                                                 ----                ----             ----             ----
Net revenues................................   $103,995           $143,683          $168,301         $201,529
Loss from operations........................    (22,633)           (40,065)          (72,867)         (73,397)
Loss before extraordinary item..............    (40,266)           (41,729)           (8,037)         (63,236)
Net loss....................................    (46,020)           (41,729)           (8,037)         (63,236)
Basic and diluted per common share amounts:
Loss before extraordinary item, including
    accrued and deemed preferred stock
    dividends and accretion.................      (1.25)             (1.06)            (0.33)           (1.34)
Net loss applicable to common shares,
    including accrued and deemed preferred
    stock dividends and accretion ..........      (1.39)             (1.06)            (0.33)           (1.34)

In the quarter ended September 30, 2000, the Company recognized a gain of $59.4 million, net of applicable taxes of $28.0 million, on the sale of its Puerto Rico cable operations.

PEGASUS COMMUNICATIONS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands)

                                     Balance at       Additions         Additions
                                    Beginning of      Charged To        Charged To                         Balance at
          Description                  Period          Expenses       Other Accounts      Deductions      End of Period
  Allowance for Uncollectible
      Accounts Receivable
      -------------------
           Year 2001                    $3,303         $36,511           $   -             $33,798 (b)       $6,016
           Year 2000                     1,410          14,531             1,000 (a)        13,638 (b)        3,303
           Year 1999                       567           8,369               -               7,526 (b)        1,410



    Valuation Allowance for
      Deferred Tax Assets
      -------------------
           Year 2001                    $  -           $   -             $   -             $   -             $  -
           Year 2000                    59,808             -               2,729 (c)        62,537 (d)          -
           Year 1999                     5,301          54,507               -                 -             59,808

(a) Represents allowance for doubtful accounts obtained in the acquisition of Golden Sky Holdings, Inc.
(b) Amounts written off, net of recoveries.
(c) Net operating loss carryforwards incurred during the year.
(d) Valuation allowances no longer required due to the acquisition of Golden Sky Holdings, Inc.