Form 10-Q
period 2002-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2002-08-14
CIK 1135338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549

                                    FORM 10-Q


     (X)  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2002
                                     -------------

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

     Number of shares of each class of the Registrant's common stock outstanding as of August 9, 2002:

            Class A, Common Stock, $0.01 par value                  51,588,777
            Class B, Common Stock, $0.01 par value                   9,163,800
            Non-Voting, Common Stock, $0.01 par value                        -

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2002


                                                                            Page
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001                                4

         Consolidated Statements of Operations and Comprehensive Loss
           Three months ended June 30, 2002 and 2001                          5

         Consolidated Statements of Operations and Comprehensive Loss
           Six months ended June 30, 2002 and 2001                            6

         Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 2002 and 2001                            7

         Notes to Consolidated Financial Statements                           8

      Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 19

      Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                   26


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings                                              27

      Item 3. Defaults Upon Senior Securities                                27

      Item 4. Submission of Matters to a Vote of Security Holders            27

      Item 6. Exhibits and Reports on Form 8-K                               28

      Signature                                                              29

                       Pegasus Communications Corporation
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        June 30,    December 31,
                                                          2002         2001
                                                       -----------  ------------
                                                             (unaudited)
Currents assets:
  Cash and cash equivalents                            $  117,024   $  144,673
  Accounts receivable, net:
   Trade                                                   23,656       34,744
   Other                                                   11,086       12,915
  Deferred subscriber acquisition costs, net               19,002       15,194
  Prepaid expenses                                         11,672       14,218
  Other current assets                                     24,900       27,899
                                                       ----------   ----------
   Total current assets                                   207,340      249,643
Property and equipment, net                                96,163       91,811
Intangible assets, net                                  1,791,889    1,868,809
Investment in others                                      112,309      102,397
Other noncurrent assets                                    59,206       63,171
                                                       ----------   ----------
  Total                                                $2,266,907   $2,375,831
                                                       ==========   ==========

Current liabilities:
  Current portion of long term debt                    $    5,809   $    8,728
  Accounts payable                                         12,436       10,872
  Accrued interest                                         37,557       27,979
  Accrued programming fees                                 66,770       67,225
  Accrued commissions and subsidies                        41,349       45,746
  Other accrued expenses                                   39,693       32,863
  Other current liabilities                                 3,844        4,755
                                                       ----------   ----------
   Total current liabilities                              207,458      198,168
Long term debt                                          1,318,757    1,329,923
Other noncurrent liabilities                               43,045       78,375
                                                       ----------   ----------
  Total liabilities                                     1,569,260    1,606,466
                                                       ----------   ----------
Commitments and contingent liabilities (see Note 14)

Minority interest                                           1,802        1,315
Redeemable preferred stocks                               439,369      472,048
Common stockholders' equity:
  Common stock                                                607          592
  Other common stockholders' equity                       255,869      295,410
                                                       ----------   ----------
   Total common stockholders' equity                      256,476      296,002
                                                       ----------   ----------
  Total                                                $2,266,907   $2,375,831
                                                       ==========   ==========

           See accompanying notes to consolidated financial statements

                    Pegasus Communications Corporation
       Consolidated Statements of Operations and Comprehensive Loss
                 (In thousands, except per share amounts)

                                                                                                              Three Months
                                                                                                             Ended June 30,
                                                                                                          2002         2001
                                                                                                       ----------   ----------
                                                                                                              (unaudited)
Net revenues:
  DBS                                                                                                   $ 216,447    $ 206,015
  Other businesses                                                                                          8,856        9,477
                                                                                                        ---------    ---------
   Total net revenues                                                                                     225,303      215,492
                                                                                                        ---------    ---------
Operating expenses:
  DBS
   Programming                                                                                             96,016       87,772
   Other subscriber related expenses                                                                       49,086       51,841
                                                                                                        ---------    ---------
   Direct operating expenses (excluding depreciation and amortization shown below)                        145,102      139,613
   Promotions and incentives                                                                                2,027       12,375
   Advertising and selling                                                                                  7,820       32,375
   General and administrative                                                                               6,865        9,092
   Depreciation and amortization                                                                           41,487       63,250
                                                                                                        ---------    ---------
   Total DBS                                                                                              203,301      256,705
                                                                                                        ---------    ---------
  Other businesses
   Programming                                                                                              3,283        3,477
   Other direct operating expenses                                                                          2,126        1,811
                                                                                                        ---------    ---------
   Direct operating expenses (excluding depreciation and amortization shown below)                          5,409        5,288
   Advertising and selling                                                                                  2,059        2,145
   General and administrative                                                                               1,111        1,250
   Depreciation and amortization                                                                            1,136        1,254
                                                                                                        ---------    ---------
   Total other businesses                                                                                   9,715        9,937
                                                                                                        ---------    ---------
  Corporate and development expenses                                                                        4,976        5,250
  Corporate depreciation and amortization                                                                   7,972          384
  Other operating expenses, net                                                                             6,456        5,951
                                                                                                        ---------    ---------
   Loss from operations                                                                                    (7,117)     (62,735)
Interest expense                                                                                          (36,310)     (34,876)
Interest income                                                                                               218        1,346
Loss on impairment of marketable securities                                                                (3,063)        --
Other nonoperating income (expense), net                                                                      113          (35)
                                                                                                        ---------    ---------
   Loss before equity in affiliates, income taxes, continued operations, and extraordinary item           (46,159)     (96,300)
Equity in earnings of affiliates                                                                              173        6,100
Benefit for income taxes                                                                                  (17,490)     (31,736)
                                                                                                        ---------    ---------
   Loss before discontinued operations and extraordinary item                                             (28,496)     (58,464)
Discontinued operations:
  Loss on broadband operations, net of income tax benefit of $841 and $2,047, respectively                 (1,372)      (3,340)
                                                                                                        ---------    ---------
   Loss before extraordinary item                                                                         (29,868)     (61,804)
Extraordinary loss from extinguishment of debt, net of income tax benefit of $604                            --           (986)
                                                                                                        ---------    ---------
   Net loss                                                                                               (29,868)     (62,790)
                                                                                                        ---------    ---------
Other comprehensive income (loss):
  Unrealized (loss) gain on marketable securities, net of income tax benefit of $465 and $1,528,
   respectively                                                                                              (758)       2,493
  Reclassification adjustment for accumulated unrealized loss on marketable securities included in
   net loss, net of income tax benefit of $1,164                                                            1,899         --
                                                                                                        ---------    ---------
  Net other comprehensive income                                                                            1,141        2,493
                                                                                                        ---------    ---------
   Comprehensive loss                                                                                   $ (28,727)   $ (60,297)
                                                                                                        =========    =========
Basic and diluted per common share amounts:
  Loss from continuing operations, including $8,954 and $10,421, respectively, representing accrued
   and deemed preferred stock dividends and accretion                                                   $   (0.62)   $   (1.23)
  Discontinued operations                                                                                   (0.02)       (0.06)
                                                                                                        ---------    ---------
  Loss before extraordinary item, including accrued and deemed preferred stock dividends and accretion      (0.64)       (1.29)
  Extraordinary item                                                                                         --          (0.02)
                                                                                                        ---------    ---------
  Net loss applicable to common shares                                                                  $   (0.64)   $   (1.31)
                                                                                                        =========    =========
  Weighted average number of common shares outstanding                                                     60,332       55,679
                                                                                                        =========    =========

           See accompanying notes to consolidated financial statements

                    Pegasus Communications Corporation
       Consolidated Statements of Operations and Comprehensive Loss
                 (In thousands, except per share amounts)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                           2002         2001
                                                                                                        ----------   ----------
                                                                                                               (unaudited)
Net revenues:
  DBS                                                                                                    $ 431,171    $ 411,853
  Other businesses                                                                                          17,209       17,466
                                                                                                         ---------    ---------
   Total net revenues                                                                                      448,380      429,319
                                                                                                         ---------    ---------
Operating expenses:
  DBS
   Programming                                                                                             192,334      175,934
   Other subscriber related expenses                                                                       100,827      100,743
                                                                                                         ---------    ---------
   Direct operating expenses (excluding depreciation and amortization shown below)                         293,161      276,677
   Promotions and incentives                                                                                 3,770       29,308
   Advertising and selling                                                                                  16,121       69,434
   General and administrative                                                                               14,782       18,254
   Depreciation and amortization                                                                            80,937      126,004
                                                                                                         ---------    ---------
   Total DBS                                                                                               408,771      519,677
                                                                                                         ---------    ---------
  Other businesses
   Programming                                                                                               6,625        6,195
   Other direct operating expenses                                                                           4,152        3,616
                                                                                                         ---------    ---------
   Direct operating expenses (excluding depreciation and amortization shown below)                          10,777        9,811
   Advertising and selling                                                                                   3,891        4,027
   General and administrative                                                                                2,259        2,329
   Depreciation and amortization                                                                             2,316        2,586
                                                                                                         ---------    ---------
   Total other businesses                                                                                   19,243       18,753
                                                                                                         ---------    ---------
  Corporate and development expenses                                                                        10,520        9,699
  Corporate depreciation and amortization                                                                   15,915          727
  Other operating expenses, net                                                                             15,921       14,474
                                                                                                         ---------    ---------
   Loss from operations                                                                                    (21,990)    (134,011)
Interest expense                                                                                           (72,362)     (69,207)
Interest income                                                                                                436        4,053
Loss on impairment of marketable securities                                                                 (3,063)       --
Other nonoperating income (expense), net                                                                     1,239       (3,686)
                                                                                                         ---------    ---------
   Loss before equity in affiliates, income taxes, discontinued operations, and extraordinary item         (95,740)    (202,851)
Equity in earnings of affiliates                                                                               349       14,101
Benefit for income taxes                                                                                   (36,107)     (66,014)
                                                                                                         ---------    ---------
   Loss before discontinued operations and extraordinary item                                              (59,284)    (122,736)
Discontinued operations:
  Loss on broadband operations, net of income tax benefit of $1,424 and $3,264, respectively                (2,324)      (5,325)
                                                                                                         ---------    ---------
   Loss before extraordinary item                                                                          (61,608)    (128,061)
Extraordinary loss from extinguishment of debt, net of income tax benefit of $604                             --           (986)
                                                                                                         ---------    ---------
   Net loss                                                                                                (61,608)    (129,047)
                                                                                                         ---------    ---------
Other comprehensive loss:
  Unrealized loss on marketable securities, net of income tax benefit of $1,780 and $3,137,
   respectively                                                                                             (2,904)      (5,118)
  Reclassification adjustment for accumulated unrealized loss on marketable securities included in
   net loss, net of income tax benefit of $1,164                                                             1,899        --
                                                                                                         ---------    ---------
  Net other comprehensive loss                                                                              (1,005)      (5,118)
                                                                                                         ---------    ---------
   Comprehensive loss                                                                                    $ (62,613)   $(134,165)
                                                                                                         =========    =========
Basic and diluted per common share amounts:
  Loss from continuing operations, including $16,943 and $20,841, respectively, representing accrued
   and deemed preferred stock dividends and accretion                                                    $   (1.27)   $   (2.58)
  Discontinued operations                                                                                    (0.04)       (0.10)
                                                                                                         ---------    ---------
  Loss before extraordinary item, including accrued and deemed preferred stock dividends and accretion       (1.31)       (2.68)
  Extraordinary item                                                                                          --          (0.02)
                                                                                                         ---------    ---------
  Net loss applicable to common shares                                                                   $   (1.31)   $   (2.70)
                                                                                                         =========    =========
  Weighted average number of common shares outstanding                                                      60,018       55,503
                                                                                                         =========    =========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                           2002          2001
                                                         ----------  -----------
                                                               (unaudited)
Net cash used for operating activities                   $  23,675    $ (95,747)
                                                         ---------    ---------
Cash flows from investing activities:
  DBS equipment capitalized                                (13,497)      (8,056)
  Other capital expenditures                                (2,996)     (14,509)
  Purchases of intangible assets                              (346)      (7,721)
  Other                                                      --            (889)
                                                         ---------    ---------
  Net cash used for investing activities                   (16,839)     (31,175)
                                                         ---------    ---------
Cash flows from financing activities:
  Proceeds from term facility                               63,156        --
  Net repayments on revolving credit facilities            (80,000)       --
  Repayments of other long term debt                        (7,281)      (8,227)
  Redemption of preferred stock                             (5,717)       --
  Repurchase of preferred stock                             (4,964)       --
  Changes in restricted cash, net of cash acquired           1,139      (15,464)
  Debt financing costs                                        (213)      (1,672)
  Other                                                       (605)       1,663
                                                         ---------    ---------
Net cash used for financing activities                     (34,485)     (23,700)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (27,649)    (150,622)
Cash and cash equivalents, beginning of year               144,673      214,361
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $ 117,024    $  63,739
                                                         =========    =========

                See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     "We", "us", and "our" refer to Pegasus Communications Corporation together with its subsidiaries. "PCC" refers to Pegasus Communications Corporation individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., one of PCC's subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc., a subsidiary of PSC. "DBS" refers to direct broadcast satellite.

Significant Risks and Uncertainties

     We are highly leveraged. At June 30, 2002, we had a combined carrying amount of debt and redeemable preferred stocks outstanding of $1.7 billion. We reduced our leveraged position by $160.1 million, excluding applicable accrued dividends, in transactions subsequent to June 30, 2002 as indicated in notes 7 and 8. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first six months of 2002, we paid interest of $49.3 million. We were scheduled to begin paying cash dividends on PSC's 12-3/4% series preferred stock in July 2002. However, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series (see note
7). Further, we did not declare the scheduled quarterly dividends payable April 30, 2002 and July 31, 2002 for our Series C preferred stock (see note 7). In the past, dividends payable on Series C were paid with shares of our Class A common stock, as permitted under the certificate of designation. We redeemed $5.7 million of Series B preferred stock in cash in March 2002. We have received notice of redemption from holders for $5.0 million of Series E preferred stock. However, we are not permitted nor obligated to redeem the related shares while dividends on preferred stock senior to the series are in arrears. Under these circumstances, our inability to redeem the Series E shares is not an event of default. We have also used cash to purchase our common stock, preferred stock, and debt. See notes 5, 7, and 8, respectively, for a discussion of these transactions.

      Using cash for the above noted payments reduces the availability of funds to us for working capital, capital expenditures, and other activities, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, although we will reduce the amount of cash paid to unaffiliated parties in connection with the preferred stocks and debt we repurchased. Our ability to make payments on and to refinance indebtedness and redeemable preferred stocks outstanding and to fund planned capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to service outstanding debt and redeemable preferred stocks or to fund other liquidity needs. Our indebtedness and preferred stocks contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

4. Adoption of FAS 142

     In the first quarter 2002, effective on January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). A principal provision of the standard is that goodwill and intangible assets that have indefinite lives are not subject to amortization, but are subject to an impairment test at least annually. The principal impacts to us of adopting FAS 142 were: 1) reassessing on January 1, 2002 the useful lives of intangible assets existing on that date that we had recorded in acquisitions we made before July 1, 2001 and adjusting remaining amortization periods as appropriate; 2) ceasing amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002; 3) establishing reporting units as needed for the purpose of testing goodwill for impairment; 4) testing on January 1, 2002 goodwill and intangible assets with indefinite lives existing on that date for impairment; and 5) separating goodwill from intangible assets. The provisions of this standard were not permitted to be retroactively applied to periods before the date we adopted FAS 142.

     We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 1010 west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See note 14 for information regarding this litigation.

     We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. Ceasing amortization on goodwill and broadcast licenses had no material effect. The adoption of FAS 142 did not have a significant effect on our other intangible assets other than those discussed above. Our industry segments already established equate to the reporting units required under the standard. We determined that there were no impairments to be recorded upon the adoption of FAS 142.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     At June 30, 2002 and December 31, 2001, intangible assets that were amortized had the following balances (in thousands):

                            June 30,   December 31,
                              2002        2001
                           ----------  -----------
Cost:
   DBS rights assets       $2,291,422  $2,259,231
   Other                      226,135     286,430
                           ----------  -----------
                            2,517,557   2,545,661
                           ----------  -----------
Accumulated amortization:
   DBS rights assets          697,154     624,115
   Other                       44,439      52,737
                           ----------  -----------
                              741,593     676,852
                           ----------  -----------
Net                        $1,775,964  $1,868,809
                           ==========  ===========

     At June 30, 2002, intangible assets that were not amortized consisted of broadcast licenses with a carrying amount of $15.9 million. We had no intangible assets that were not amortized at December 31, 2001. At June 30, 2002 and December 31, 2001, total goodwill had a carrying amount of $15.8 million and was all associated with our broadcast segment. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

     Loss before extraordinary items and net loss, each as adjusted for the effects of applying FAS 142, for the three and six months ended June 30, 2001 were as follows (in thousands, except per share amounts):

For the three months ended:                            Per share
                                                       ---------
Loss before extraordinary items, as
 adjusted                                   $(45,004)   $(0.99)
Net loss, as adjusted                        (45,990)    (1.01)

For the six months ended:
Loss before extraordinary items, as
 adjusted                                    (94,356)    (2.07)
Net loss, as adjusted                        (95,342)    (2.09)

     A reconciliation of net loss, as reported to net loss, as adjusted for the three and six months ended June 30, 2001 is as follows (in thousands, except per share amounts):

                                                       Per share
                                                       ---------
For the three months ended:
Net loss, as reported                       $(62,790)   $(1.31)
Add back goodwill amortization                   101         -
Add back amortization on broadcast licenses      101         -
Adjust amortization for a change in the
 useful life of DBS rights assets             16,598       .30
                                            ----------  --------
Net loss, adjusted                          $(45,990)   $(1.01)
                                            ==========  ========

For the six months ended:
Net loss, as reported                       $(129,047)   $(2.70)
Add back goodwill amortization                    202         -
Add back amortization on broadcast licenses       202         -
Adjust amortization for a change in the
 useful life of DBS rights  assets             33,301       .61
                                            -----------  --------
Net loss, as adjusted                       $ (95,342)   $(2.09)
                                            ===========  ========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Aggregate amortization expense for the six months ended June 30, 2002 and 2001 was $74.3 million and $122.5 million, respectively. Aggregate amortization expense for 2001 was $245.4 million. The estimated aggregate amount of amortization expense for the remainder of 2002 and for each of the next five years thereafter is $73.6 million, $129.0 million, $129.0 million, $126.8 million, $123.5 million, and $122.8 million, respectively.

5. Common Stock

     The number of shares of PCC's Class A common stock at June 30, 2002 was 51,493,223 issued and 51,413,503 outstanding, and at December 31, 2001 was 49,995,099 issued and 49,991,463 outstanding. Class A shares issued during the six months ended June 30, 2002 were as follows:

Payment for dividends on preferred stocks            576,394
Conversion of Series C preferred stock (see note 7)  570,410
Employee benefit and award plans, net                275,236

     In July 2002, PCC issued 95,554 shares of Class A in connection with employee benefit plans. In July and into August 2002, PSC purchased 475,400 shares of PCC's Class A through a combination of a negotiated transaction with an unaffiliated holder and open market purchases for $408 thousand in cash. The shares purchased will be accounted for as treasury stock in our consolidated financial statements prepared for the third quarter 2002. No dividends were declared or paid for common stocks during the six months ended June 30, 2002.

     At our annual stockholders' meeting held in May 2002, stockholders authorized the board of directors to effect a reverse stock split of PCC's issued and outstanding Class A and B common stocks at any time prior to the next annual stockholders' meeting. The reverse split would be based upon a determination by the board of directors that the reverse stock split and reverse stock split ratio are in our and the stockholders' best interests. The ratio of the reverse split would be not less than 1 for 2 and not more than 1 for 10. Also at the annual stockholders' meeting, stockholders approved amendments to certain of our employee benefit plans. The 1996 stock option plan was amended to increase the number of shares of Class A that may be issued under the plan to
10.0 million from 6.0 million and to increase the maximum number of shares of Class A that may be issued under options granted to any employee under the plan to 2.0 million from 1.5 million. The restricted stock plan was amended to increase the number of shares of Class A that may be issued under the plan to
2.0 million from 1.5 million.

6. Changes in Other Stockholders' Equity

     The change in other stockholders' equity from December 31, 2001 to June 30, 2002 consisted of (in thousands):

Net loss                                   $(61,608)
Repurchase of preferred stock at amounts
 less than carrying value (see note 7)       28,774
Deemed dividends (see note 7), dividends
 accrued, and accretion associated with
 preferred stocks                           (16,943)
Common stock issued in conversion of
 Series C preferred stock (see note 7)        7,613
Common stock issued as payment for
 preferred stock dividends                    5,201
Common stock issued for employee plans
 and awards, net                              1,083
Net change in accumulated other
 comprehensive loss                          (1,005)
Beneficial conversion feature recovered
 associated with preferred stock redeemed
 (see note 7)                                (2,441)
Preferred stock original issue costs
 written off in connection with
 preferred stock converted                     (215)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Redeemable Preferred Stocks

     The aggregate carrying amount of redeemable preferred stocks at June 30, 2002 of $439.4 million consisted of $159.4 million in 12-3/4% series of PSC and $280.0 million in preferred stocks of PCC. The aggregate carrying amount at June 30, 2002 decreased by $32.7 million from that at December 31, 2001. This decrease consisted of: $(33.7) million associated with repurchases of shares of the 12-3/4% series; a net $(6.5) million associated with the conversion of Series C into Class A common stock; net accrued dividends and accretion of $18.5 million; dividends of $(5.2) million paid in Class A common stock; dividends paid in cash of $(10) thousand; and the redemption of Series B junior convertible participating in cash of $(5.7) million. After giving effect to the purchase transactions occurring after June 30, 2002 described below, along with associated accrued dividends and related stock issuance costs, the pro forma aggregate carrying amount of redeemable preferred stocks at June 30, 2002 was $304.0 million.

     The number of shares of preferred stock issued and outstanding at June 30, 2002 and December 31, 2001, respectively, was: 150,240 and 172,952 of 12-3/4%
Series of PSC; 2,582,796 and 2,650,300 of Series C; 12,500 of Series D at each date; and 10,000 of Series E at each date. The net decrease in the number of shares for the 12-3/4% series resulted from an increase of 11,026 shares issued for the semiannual dividend declared and paid in January 2002 aggregating $11.0 million that was paid in like kind shares and a decrease of 33,738 for shares purchased by PSC. The decrease in Series C was due to the conversion of shares into shares of Class A common stock. Annual dividends on Series D and E of $500 thousand and $400 thousand, respectively, were paid in January 2002 with an aggregate of 87,138 shares of PCC's Class A common stock. In January 2002, the regularly scheduled quarterly dividend for Series C of $4.3 million was paid with 489,256 shares of PCC's Class A common stock.

     All 5,707 outstanding shares of Series B were redeemed in March 2002 at a redemption price of $1,000 per share, plus accrued and unpaid dividends to the date of redemption of $10 thousand. The redemption price and accrued dividends were paid in cash. As a result of the redemption, $2.4 million of the beneficial conversion feature previously recognized for this series when it was issued was recovered as a negative deemed dividend. This deemed dividend was included in determining the net loss applicable to common shares in 2002.

     In May 2002, 67,504 shares of Series C amounting to $6.8 million liquidation preference value, excluding accrued dividends, were converted into 570,410 shares of Class A common stock. The conversion rate used exceeded the conversion rate specified in the series' certificate of designation. As a result, $869 thousand of the consideration paid in the conversion was determined to be an inducement to the holder of the Series C shares to convert and was treated as a deemed dividend. This deemed dividend was included in determining the net loss applicable to common shares for 2002. An allocable portion of the original issue costs for Series C associated with the shares converted included in the net carrying amount of Series C of $216 thousand was charged to additional paid in capital.

     In July 2002, in a series of negotiated transactions with unaffiliated holders, PCC purchased 774,682 shares of Series C with a liquidation preference value, excluding accrued dividends, of $77.5 million for $6.1 million in cash. The shares purchased will be accounted for as constructively retired, with the difference between the liquidation preference value and purchase price recorded as an adjustment to other stockholders' equity in the balance sheet, in the third quarter 2002.

     In June 2002, PCC purchased in a series of negotiated transactions with unaffiliated holders 33,738 shares of the 12-3/4% series with a liquidation preference value, excluding accrued dividends, of $33.7 million for $4.9 million in cash. For our consolidated financial reporting purposes, the stock purchased was considered as constructively retired. Accordingly, the liquidation preference value and dividends associated with these shares have been eliminated from PCC's financial statements. The differential of $28.8 million between the liquidation preference value and the purchase price was recorded as an adjustment to other stockholders' equity in the balance sheet. In July 2002, PCC purchased in a series of negotiated transactions with unaffiliated holders an additional 54,828 shares of the 12-3/4% series with a liquidation preference value, excluding accrued dividends, of $54.8 million for $11.5 million. The shares purchased will be accounted for as constructively retired in the third quarter 2002.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     At the discretion of our board of directors as permitted by the certificate of designation for Series C, we did not declare the scheduled quarterly dividends payable April 30 and July 31, 2002 for this series. The total amount of dividends in arrears on Series C to unaffiliated holders through the most recent dividend payable date of July 31, 2002, after giving effect to shares repurchased through that date as discussed above, was $5.9 million, at a rate of 6.5% per $100 liquidation preference value for each share outstanding. Dividends not declared accumulate in arrears until later declared and paid. Dividends on the Series C accrue without interest. Unless full cumulative dividends in arrears have been paid or set aside for payment, PCC, but not its subsidiaries, may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior or on a parity with Series C. Series D and E preferred stock are junior securities with respect to Series C. As permitted in the certificate of designation, PCC has the option of paying dividends declared on Series C in cash, shares of PCC's Class A common stock, or a combination of both. Dividends declared on Series C in the past have been paid with shares of the Class A common stock.

     At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% series, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. The amount of the dividend scheduled to be paid on that date and in arrears to unaffiliated holders was $9.6 million. Dividends in arrears on this series accrue interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior to the 12-3/4% series. After giving effect to shares repurchased after June 30, 2002 as discussed above, dividends in arrears to unaffiliated holders were $6.1 million.

     Despite the restrictions placed on PSC regarding cash dividend payments discussed in the preceding paragraph, permissible means are available to transfer funds within the PCC consolidated group while dividends on PSC's preferred stock are in arrears.

8. Long Term Debt

     During the three months ended June 30, 2002, amounts borrowed and repayments of amounts borrowed under PM&C's revolving credit facility were equal. There was no principal amount outstanding under the revolving credit facility at June 30, 2002, compared to $80.0 million outstanding at December 31, 2001. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $60.9 million at June 30, 2002 and $63.2 million at December 31, 2001. At June 30, 2002, the commitment for the revolving credit facility was permanently reduced by approximately $8.4 million as scheduled under the terms of the credit agreement to $185.6 million. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in each of September and December 2002. Availability under the revolving credit facility at June 30, 2002 was approximately $124.5 million.

     We repaid $688 thousand of outstanding principal under PM&C's term loan facility during the second quarter 2002, as scheduled in the credit agreement, which reduced the total principal amount outstanding to $270.9 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term facility was approximately 5.4% at June 30, 2002 and December 31, 2001.

     In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement out of $200.0 million capacity specified for such purpose thereunder. Our option to request additional funding from the unused portion of the incremental term loan capacity of $136.8 million expired June 30, 2002. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility beginning September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Quarterly principal payments scheduled for the remainder of 2002 are $158 thousand in each of September and December, with total payments of $632 thousand, $16.3 million, and $45.9 million in 2003, 2004, and 2005, respectively. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. The weighted average rate of interest including applicable margins on principal amounts outstanding under the incremental loan term facility at June 30, 2002 was 7.25%.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In July 2002, PSC purchased $17.1 million in maturity value of PM&C's 12-1/2% notes due July 2005 for $17.1 million in a negotiated transaction with an unaffiliated holder. In August 2002, PSC purchased $10.7 million in maturity value of its 13-1/2% senior subordinated discount notes due March 2007 for $2.8 million in negotiated transactions with an unaffiliated holder. The notes purchased will be accounted for as constructively retired, with any associated gain or loss recognized in earnings in the third quarter 2002.

9. Per Common Share Amounts

     Within each respective period presented on the statements of operations and comprehensive loss, basic and diluted per common share amounts were the same because all potential common stock items were antidilutive and excluded from the computation. The number of shares of potential common stock items derived from convertible preferred stocks, warrants and stock options at June 30, 2002 and December 31, 2001 was 13.7 million and 12.5 million, respectively. Dividends and accretion on preferred stock and deemed dividends associated with preferred stock issuances, conversions, and redemptions adjust, as appropriate, net income or loss and results from continuing operations to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                        2002     2001       2002      2001
                                       -------  -------  ---------  --------
Accrued dividends on preferred stock   $8,061   $10,397   $18,467   $20,793
Deemed dividends associated with
 preferred stock                          869         -    (1,572)        -
Accretion on preferred stock               24        24        48        48
                                       -------  -------  ---------  --------
                                       $8,954   $10,421   $16,943   $20,841
                                       =======  =======  =========  ========

     The amounts in the table exclude dividends associated with preferred stock held by entities within the PCC consolidated group.

10.    Supplemental Cash Flow Information

     Significant noncash investing and financing activities were as follows (in thousands):
                                                                  Six Months
                                                                Ended June 30,
                                                               2002       2001
                                                             --------  ---------
Preferred stock dividends, accrued and deemed, and
 accretion on preferred stock                                $16,943     $20,841
Payment of 12-3/4% series preferred stock dividends
 in like kind shares                                          11,026       9,744
Payment of other preferred stock dividends with
 common stock                                                  5,207      11,050
Common stock issued for employee benefit and award
 plans                                                         1,691       2,971
NRTC patronage capital investment accrued                      9,555      10,850
Net change in other comprehensive loss                         1,005       5,118
Beneficial conversion feature recovered in additional
 paid in capital in association with preferred stock
 redeemed with common stock                                    2,441        --
Conversion of preferred stock into common stock                7,619        --
Differential between cash purchase price and
 liquidation preference value, excluding accrued
 dividends, for PSC preferred stock repurchased               28,774        --

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Loss on Impairment of Marketable Securities

     Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $1.2 million. Concurrently, we made a reclassification adjustment to other comprehensive loss for the three and six months ended June 30, 2002 and other stockholders' equity at June 30, 2002 of $1.9 million, net of income tax benefit of $1.2 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that were realized and recorded in earnings as noted above.

12.    Discontinued Operations

     Because our Pegasus Express two way satellite internet access business no longer fits into our near term strategic plans, we entered into an agreement with an unaffiliated party in June 2002 to sell our Pegasus Express subscribers and the Pegasus Express equipment inventory for cash. Transfer of the subscribers is expected to occur in mid August 2002, and transfer of the equipment is expected to be completed by the end of August 2002. We anticipate that the cash proceeds from the sale of the subscribers will be about $1.6 million, subject to adjustment for the number of our subscribers that ultimately are authorized into the buyer's internet access service. We anticipate that the cash proceeds from the sale of the equipment will be about $2.6 million, subject to the actual number of units transferred, and will be payable in four equal monthly payments ending November 2002. Upon the sale of the subscribers and equipment, we will no longer operate the Pegasus Express business. As Pegasus Express is the only business within our broadband operation, we are reporting the broadband operation as discontinued effective June 30, 2002 for all periods presented. Revenues and pretax loss from operations of the broadband operation follows (in thousands):

                  Three Months         Six Months
                 Ended June 30,       Ended June 30,
                 2002       2001      2002      2001
               --------   -------  ---------  --------
Revenues       $ 1,177    $  -     $ 2,327    $   167
Pretax loss     (2,213)    (5,371)  (3,748)    (8,589)

     Included in discontinued operations for the three and six months ended June 30, 2002 is an impairment loss recognized on the equipment inventory of $837 thousand. This impairment writes down the carrying amount of the equipment to its fair market value based on the per unit sale price of the equipment specified in the sale agreement. Also included in discontinued operations for these periods is an aggregate impairment loss of $847 thousand for valuation reserves placed against other assets that we believe have diminished utility to the broadband operation as a result of the pending subscriber and equipment sale and discontinuance of the operations. Pegasus Express equipment inventory subject to sale with a carrying amount of $2.8 million at June 30, 2002 is included in other current assets in the balance sheet.

13.   Industry Segments

      Our only reportable segment at June 30, 2002 was the DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.9 billion at June 30, 2002, which did not change significantly from the total DBS assets at December 31, 2001.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Commitments and Contingent Liabilities

Legal Matters

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

     On June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DirecTV seeking a court order to enforce the NRTC's contractual rights to obtain from DirecTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DirecTV filed a counterclaim seeking judicial clarification of certain provisions of DirecTV's contract with the NRTC. As part of the counterclaim, DirecTV is seeking a declaratory judgment that the term of the NRTC's agreement with DirecTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. If DirecTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DirecTV claiming that DirecTV had failed to provide to the NRTC its share of launch fees and other benefits that DirecTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DirecTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC. The NRTC and DirecTV have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DirecTV for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately. On July 3, 2002, the court granted a motion for summary judgment filed by DirecTV, holding that NRTC is liable to indemnify DirecTV for the costs of defense and liabilities that DirecTV incurs in a patent case filed by Pegasus Development Corporation and Personalized Media Communications, L.L.C., which is more fully described below.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Both of the NRTC's lawsuits against DirecTV have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of April 1, 2003, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Patent Infringement Litigation:

     On December 4, 2000, one of our subsidiaries, Pegasus Development Corporation ("Pegasus Development"), and Personalized Media Communications, L.L.C. ("Personalized Media"), a company in which Pegasus Development has an investment in and licensing arrangement with, filed a patent infringement lawsuit in the United States District Court, District of Delaware against DirecTV, Hughes Electronics Corporation, Thomson Consumer Electronics ("Thomson") and Philips Electronics North America Corporation. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DirecTV to provide services to its subscribers. We are unable to predict the possible effects of this litigation on our relationship with DirecTV.

     DirecTV has also filed a counterclaim against Pegasus Development alleging unfair competition under the federal Lanham Act. In a separate counterclaim, DirecTV has alleged that both Pegasus Development's and Personalized Media's patent infringement lawsuit constitutes "abuse of process." Those counterclaims have since been dismissed by the court or voluntarily by DirecTV. Separately, Thomson has filed counterclaims against Pegasus Development, Personalized Media, Gemstar-TV Guide, Inc. (and two Gemstar-TV Guide affiliated companies, TVG-PMC, Inc. and Starsight Telecast, Inc.), alleging violations of the federal Sherman Act and California unfair competition law as a result of alleged licensing practices.

     In December 2001, one of our subsidiaries (along with DirectTV, Inc., Hughes Electronics Corporation, Echostar Communications Corporation, and others) was served with a complaint in patent infringement lawsuit by Broadcast Innovations, L.L.C. The precise nature of the plaintiff's claims is not clear from the complaint. However, the plaintiff claims in response to interrogatories that the satellite broadcast systems and equipment of defendants, including those used for DIRECTV programming services, infringe its patent. The defendants named in the complaint have denied the allegation and have raised defenses of patent invalidity and noninfringement. We still are in the process of evaluating the matter in order to determine whether it is material to our business.

Other Legal Matters:

     In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability, if any, with respect to these claims will not have a material adverse effect on our operations, cash flows, or financial position.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commitments

     We negotiated a new agreement with our provider of communications services commencing in the first quarter 2002. Under this new agreement, our annual minimum commitment was reduced to $6.0 million over the three year term of the agreement, from $7.0 million under the prior agreement.

     In July 2002, we gave notice to the party that provides call center services to us that we intend to terminate the agreement for the services at the end of 12 months from the date of notice. We will pay a termination fee of $4.5 million at the agreement termination date.

15.    New Accounting Pronouncements

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

     Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. In the past, we have extinguished debt, and may do so in the future. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

     Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting other parties like DirecTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DirecTV; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition, including the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; the ability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes herein.

General

     "We", "us", and "our" refer to Pegasus Communications Corporation together with its subsidiaries. "PCC" refers to Pegasus Communications Corporation individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., one of PCC's subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc., a subsidiary of PSC. "DBS" refers to direct broadcast satellite.

     Approximately 96% of our consolidated revenues and 87% of the expenses within consolidated loss from operations for the six months ended June 30, 2002, and 83% of our assets at June 30, 2002, were associated with our DBS business that provides multichannel DIRECTV(R) audio and video services as an independent DIRECTV provider. DIRECTV is a service of DirectTV, Inc. ("DirecTV"). We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Separately, we are involved in litigation with DirecTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 14 of the Notes to Consolidated Financial Statements for information on the litigation. Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, has agreed to merge with EchoStar Communications Corporation, which owns the only other nationally branded DBS programming service in the United States. At this time, we are unable to predict the effect of our litigation with DirecTV or the merger of EchoStar and Hughes, should it occur, on our financial position, results of operations, cash flows, and future operations.

                       PEGASUS COMMUNICATIONS CORPORATION

Results of Operations

     In this section, amounts and changes specified are for the three and six months ended June 30, 2002 compared to the corresponding three and six months ended June 30, 2001, unless indicated otherwise. With respect to our loss from operations, we focus on our DBS business, as this is our only significant business.

DBS Business

Revenues:

     Revenues increased $10.4 million to $216.4 million and $19.3 million to $431.2 million for the three and six months, respectively. The increases were primarily due to the rate increase for our core packages that we instituted in the fourth quarter 2001. Effective July 1, 2002, we began passing on to subscribers, in the form of a royalty fee, a portion of the royalty costs charged to us in providing DIRECTV service. The fee is $1.25 or $1.50 to each subscriber based on the subscriber's core programming package.

Direct Operating Expenses:

     Programming increased $8.2 million to $96.0 million and $16.4 million to $192.3 million for the three and six months, respectively. The increases were primarily due to an increase instituted in January 2002 in programming rates charged to us by the National Rural Telecommunications Cooperative, through which we receive our DIRECTV programming.

     Other subscriber related expenses decreased $2.8 million to $49.1 million and increased $84 thousand to $100.8 million for the three and six months, respectively. The decrease for the three months was principally due to a reduction in bad debt expense as a result of more favorable churn experience in the second quarter 2002, offset in part by increased royalty costs incurred by us resulting from increased associated revenues. For the six months, increased royalty costs were mostly offset by decreased bad debt expense. Royalty costs are charged to us based on certain subscription, demand, and certain fee revenue we bill to subscribers.

Operating Margins:

     Our operating margin is the difference between net revenues and direct operating expenses (excluding depreciation and amortization). Operating margins for the three and six months ended June 30, 2002 and 2001 were $71.3 million and $138.0 million, respectively, and $66.4 million and $135.2 million, respectively. There were no significant differences in our operating margin ratios between the corresponding current and prior year periods within the three and six months ended June 30, 2002 and 2001.

Other Operating Expenses:

     Promotions and incentives decreased $10.3 million to $2.0 million and $25.5 million to $3.8 million for the three and six months, respectively. The decreases were mainly due to the increased amounts of promotions and incentive costs we deferred and/or capitalized of $6.4 million and $16.4 million in the three and six months ended June 30, 2002, respectively. We are able to defer the direct and incremental costs we incur related to our subscription plans that have minimum service commitment periods, not to exceed the amount of applicable termination fees associated with the plans. These costs are amortized over the period of the commitment for which the early termination fees apply, which is generally 12 months, and are charged to amortization expense. We did not defer any costs in the three and six months ended June 30, 2001. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees. In 2001, we instituted such provisions for only certain of our plans after June 30, and subsequently increased the number of plans having such provisions in the fourth quarter 2001. We are able to capitalize equipment costs and subsidies as fixed assets under our subscription plans in which we retain or take title to the equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated over their estimated useful lives of three years. Additionally, we incurred reduced subsidies of $3.7 million and $8.7 million for the three and six months ended June 30, 2002, respectively, due to reduced gross subscriber additions during the 2002 periods compared to the corresponding 2001 periods.

                       PEGASUS COMMUNICATIONS CORPORATION

     Advertising and selling decreased $24.6 million to $7.8 million and $53.3 million to $16.1 million for the three and six months, respectively. A part of these decreases was due to the commissions we incurred in the respective corresponding 2001 periods of $9.7 million and $20.6 million due to the seamless marketing agreement with DirecTV that was in effect during 2001. We terminated the seamless marketing agreement in July 2001. Commissions we pay directly to our sales and distribution channels decreased $6.5 million and $17.5 million for the three and six months ended June 30, 2002, respectively, principally due to reduced gross subscriber additions during the 2002 periods compared to the corresponding 2001 periods. Our advertising costs decreased $3.5 million and $6.9 million for the three and six months ended June 30, 2002, respectively, as a part of a focused cost reduction initiative. Additionally, we deferred $3.8 million and $6.4 million of commissions in the three and six months ended June 30, 2002, respectively, in accordance with our deferral practice described in the preceding paragraph that otherwise would have been included in advertising and selling costs in the current year periods. We did not defer advertising and selling costs in the respective corresponding 2001 periods. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees. In 2001, we instituted such provisions for only certain of our plans after June 30, and subsequently increased the number of plans having such provisions in the fourth quarter 2001.

     Our promotion and incentives and advertising and selling costs constitute our subscriber acquisition costs ("SAC"). Gross SAC costs, that is, before deferring and capitalizing costs, for the three and six months ended June 30, 2002 and 2001 were $25.0 million and $50.7 million, respectively, and $49.7 million and $106.8 million, respectively.

     General and administrative expenses decreased $2.2 million to $6.9 million and $3.5 million to $14.8 million for the three and six months, respectively, due to a broad based cost reduction effort that we are undergoing in 2002.

     Depreciation and amortization decreased $21.8 million to $41.5 million and $45.1 million to $80.9 million for the three and six months, respectively. This principally resulted from our adoption in the first quarter 2002 of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See "Legal Matters" under Note 14 of the Notes to Consolidated Financial Statements for information regarding this litigation.

     Included in depreciation and amortization for the six months ended June 30, 2002 and 2001 was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $19.5 million and $2.0 million, respectively.

Subscribers:

     Our number of subscribers at June 30, 2002 was 1,372,000. We experienced a net reduction in the number of subscribers of approximately six thousand and 10 thousand for the three and six months ended June 30, 2002, respectively, as the number of our subscribers that churned was more than the number of the subscribers we added. These decreases exclude the one time adjustment to decrease subscriber counts that we made and reported in the first quarter 2002 of 138,000. We believe that the reasons for the decrease were due to: 1) our focus on enrolling more creditworthy subscribers; 2) competition from digital

                       PEGASUS COMMUNICATIONS CORPORATION

cable providers and a competing direct broadcast satellite provider in the territories we serve; 3) the economic slow down that has decelerated our growth; and 4) a reduction in the number of new subscribers we obtain from DirecTV's national retail chains. We will continue to focus on enrolling more creditworthy subscribers. We will also continue to face intensive competition from other providers throughout 2002. This competition includes the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels. We also anticipate a continued reduction in the number of new subscribers obtained from DirecTV's national retail chains during the rest of 2002. The reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV is the result of efforts by DirecTV to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories.

     We are most interested in adding high quality, creditworthy subscribers. Our subscriber acquisition efforts in 2002 and beyond now include: 1) the diversification of our sales and distribution channels; 2) the alignment of channel economics more closely to expected quality and longevity of subscribers; and 3) the refinement and expansion of our offers and promotions to consumers. This focus has lead to a more recent favorable churn rate. However, improvements in churn could be offset or churn could increase due to: 1) our service becoming less affordable as a result of our royalty cost pass through to subscribers; 2) competition from a competing direct broadcast satellite provider with respect to equipment, service pricing, and service content, including the provision of local channels by a competing direct broadcast satellite provider in market where DirecTV doe not offer local channels; and 3) the effect of general economic conditions on our subscribers. We believe that net reductions in our number of subscribers for all of 2002, if any, will not have a significant effect on our operating margins for 2002.

Other Statement of Operations and Comprehensive Loss Items

     For the three and six months ended June 30, 2002 and 2001, our other businesses primarily consisted of our broadcast operations. Our broadband operations had been included with our other businesses until the second quarter 2002 when we first reported the broadband operations as discontinued for all periods presented in our statements of operations and comprehensive loss. The discontinued broadband operations are discussed below. The broadcast operations had revenues for the three and six months ended June 30, 2002 and 2001 of $8.8 million and $16.7 million and $9.2 million and $16.8 million, respectively, and net losses from operations for the three and six months ended June 30, 2002 and 2001 of $672 thousand and $2.1 million, respectively, and $568 thousand and $1.5 million, respectively. We have provided these amounts for our broadcast operations to give a perspective of the amounts contained within our other businesses. The operations of broadcast and the other businesses are not significant to an understanding of our consolidated results of operations.

     Corporate depreciation and amortization increased $7.6 million to $8.0 million and $15.2 million to $15.9 million for the three and six month, respectively, due to amortization that commenced in 2002 associated with certain licenses held by our subsidiary Pegasus Development Corporation.

     Interest expense increased $1.4 million to $36.3 million and $3.2 million to $72.4 million for the three and six months, respectively. The increase was principally due to the issuance of PSC's 11-1/4% notes in December 2001, incremental amortization on our 13-1/2% senior discount notes, and additionally for the six months ended, increased interest incurred with respect to our swap instruments, offset in part by repayment of all principal amounts outstanding under Golden Sky Systems' credit facility in May 2001 with the concurrent termination of the facility and lower average amounts outstanding at lower average variable rates of interest under PM&C's term and revolving credit facilities in 2002 versus 2001.

     Interest income decreased $1.1 million to $218 thousand and $3.6 million to $436 thousand for the three and six months, respectively, due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001.

     Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized.

                       PEGASUS COMMUNICATIONS CORPORATION

     We had other nonoperating income, net of $1.2 million for the six months ended June 30, 2002, compared to other nonoperating expense, net of $3.7 million for the six months ended June 30, 2001. This difference was primarily due to the increase in the fair value of our interest rate instruments. For the six months 2002 we recorded income of $1.3 million for the increase in the fair value of the instruments, whereas for the six months 2001 we recorded a charge of $2.8 million for the decrease in the fair value of the instruments.

     Equity in earnings of affiliates decreased $5.9 million to $173 thousand and $13.8 million to $349 thousand for the three and six months, respectively, because the prior year included gain on sales of licenses made by one of our affiliates.

     The income tax benefit on the loss from continuing operations decreased $14.2 million to $17.5 million and $29.9 million to $36.1 million, respectively, primarily due to a reduced amount of pretax losses in the current year periods compared to the respective corresponding prior year periods. Our noncurrent deferred income tax balance netted to a deferred income tax asset in the second quarter 2002. The balance was $6.3 million at June 30, 2002. We believe that a valuation allowance for the net deferred income tax asset was not necessary at June 30, 2002 as we anticipate sufficient taxable income will be available to apply against net operating losses before they expire.

     Because our Pegasus Express two way satellite internet access business no longer fits into our near term strategic plans, we entered into an agreement with an unaffiliated party in June 2002 to sell our Pegasus Express subscribers and the Pegasus Express equipment inventory for cash. Upon the sale of the subscribers and equipment, we will no longer be operating our Pegasus Express business. As Pegasus Express is the only business within our broadband operation, we are reporting the broadband operation as discontinued effective June 30, 2002 for all periods presented in the statements of operations and comprehensive loss. Transfer of the subscribers is expected to occur in mid August 2002, and transfer of the equipment is expected to be completed by the end of August 2002. We anticipate that the cash proceeds from the sale of the subscribers will be about $1.6 million, subject to adjustment for the number of our subscribers that ultimately are authorized into the buyer's internet access service. We anticipate that the cash proceeds from the sale of the equipment will be about $2.6 million, subject to the actual number of units transferred, and will be payable in four equal monthly payments ending November 2002. Revenues and pretax loss from operations of the broadband operation follows (in thousands):

                 Three Months         Six Months
                 Ended June 30,      Ended June 30,
                 2002       2001     2002       2001
               --------   -------  ---------   -------
Revenues       $ 1,177    $   -    $ 2,327     $   167
Pretax loss     (2,213)    (5,371)  (3,748)     (8,589)


     Included in discontinued operations for the three and six months ended June 30, 2002 is an impairment loss recognized on the equipment inventory of $837 thousand. This impairment writes down the carrying amount of the equipment to its fair market value based on the per unit sale price of the equipment specified in the sale agreement. Also included in discontinued operations for these periods is an aggregate impairment loss of $847 thousand for valuation reserves placed against other assets that we believe have diminished utility to the broadband operation as a result of the pending subscriber and equipment sale and discontinuance of the operations.

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

     Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

Liquidity and Capital Resources

     We are highly leveraged. At June 30, 2002, we had a combined carrying amount of debt and redeemable preferred stocks outstanding of $1.7 billion. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first six months of 2002, we paid interest of $49.3 million. We were scheduled to begin paying cash dividends on PSC's 12-3/4% series preferred stock in July 2002. However, we did not declare the scheduled semiannual dividend payable July 1, 2002 on this series. See the discussion below concerning the nondeclaration of dividends on this series and Series C preferred stock. We have received notice of redemption from holders for $5.0 million of Series E preferred stock. However, we are not permitted nor obligated to redeem the related shares while dividends on preferred stock senior to the series are in arrears. Under these circumstances, our inability to redeem the Series E shares is not an event of default.

     We were involved in a series of transactions with respect to our securities into August 2002 that reduced our leveraged position by $206.3 million, offset in part by $63.7 million borrowed by us during the year to date as discussed below. All outstanding shares of Series B junior convertible participating preferred stock were redeemed in March 2002 for $5.7 million cash plus accrued and unpaid dividends on the series to the date of redemption of $10 thousand. In May 2002, 67,504 shares of 6-1/2% Series C convertible preferred stock amounting to $6.8 million liquidation preference value, excluding accrued dividends, were converted into 570,410 shares of our Class A common stock. In June 2002, PCC purchased in a series of negotiated transactions with unaffiliated holders 33,738 shares of the 12-3/4% series with a liquidation preference value, excluding accrued dividends, of $33.7 million for $4.9 million in cash. In July 2002, PCC purchased in a series of negotiated transactions with unaffiliated holders 54,828 shares of 12-3/4% preferred stock with a liquidation preference value of $54.8 million for $11.5 million and 774,682 shares of Series C preferred stock with a liquidation preference value, excluding accrued dividends, of $77.5 million for $6.1 million in cash. PSC purchased in separate negotiated transactions with unaffiliated holders $17.1 million in maturity value of PM&C's 12-1/2% notes due July 2005 for $17.1 million in July 2002 and $10.7 million in maturity value of its 13-1/2% senior subordinated discount notes due March 2007 for $2.8 million in August 2002.

     From time to time, we may engage in further transactions in which we acquire through purchases and/or exchanges our securities and the securities of our subsidiaries. Such transactions may be made in the open market or in privately negotiated transactions and may involve cash or the issuance of securities, including shares of our Class A common stock. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

     Using cash for the above noted payments reduces the availability of funds for working capital, capital expenditures, and other activities, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, although we will reduce the amount of cash paid to unaffiliated parties in connection with some of our preferred stocks and debt we repurchased. Our ability to make payments on and to refinance indebtedness and redeemable preferred stocks outstanding and to fund planned capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative

                       PEGASUS COMMUNICATIONS CORPORATION

financing will be available to us in amounts sufficient to service outstanding debt and redeemable preferred stocks or to fund other liquidity needs. Our indebtedness and preferred stocks contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

     At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% series, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. The amount of the dividend scheduled to be paid on that date and in arrears to unaffiliated holders was $9.6 million in cash. After giving effect to shares of this series repurchased after June 30, 2002 as discussed above, dividends in arrears to unaffiliated holders were $6.1 million. Further, at the discretion of our board of directors as permitted by the certificate of designation for the Series C preferred stock, we did not declare the scheduled quarterly dividends payable April 30, 2002 and July 31, 2002 on this series. The total amount of dividends in arrears on Series C to unaffiliated holders through the most recent dividend payable date of July 31, 2002, after giving effect to shares repurchased through that date as discussed above, was $5.9 million. In the past, dividends payable on Series C were paid with shares of our Class A common stock, as permitted under the certificate of designation. Unpaid dividends on the 12-3/4% series and Series C accumulate in arrears, with interest accruing on dividends in arrears for the 12-3/4% series at a rate of 14.75%. Unless full cumulative dividends in arrears on Series C have been paid or set aside for payment, PCC, but not its subsidiaries, may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior or on a parity with Series C. Series D and E preferred stock are junior securities with respect to Series C. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior to the 12-3/4% series.

     Foregoing paying dividends on the 12-3/4% series increases the availability of funds for working capital, capital expenditures, and other activities. Because of the very low market price for our common stock in 2002, paying dividends on Series C would have a much greater dilution effect on holdings in our common stock than was experienced in the past when the market price of the common stock was higher. Despite the restrictions placed on PSC regarding cash dividend payments discussed in the preceding paragraph, permissible means are available to transfer funds within the PCC consolidated group while dividends on PSC's preferred stock are in arrears. We do not believe that we will experience any adverse effects on liquidity while dividends are in arrears.

     We had cash and cash equivalents on hand at June 30, 2002 of $117.0 million compared to $144.7 million at December 31, 2001. The change in cash is discussed below in terms of the amounts shown in our cash flow statement. At June 30, 2002, the commitment for PM&C's revolving credit facility was permanently reduced by approximately $8.4 million to $185.6 million as scheduled under the terms of the credit agreement. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in each of September and December 2002 as scheduled. Availability under PM&C's revolving credit facility at June 30, 2002 was $124.5 million.

     In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement out of $200.0 million capacity specified for such purpose thereunder. Our option to request additional funding from the unused portion of the incremental term loan capacity of $136.8 million expired June 30, 2002. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility beginning September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Quarterly principal payments scheduled for the remainder of 2002 are $158 thousand in each of September and December, with total payments of $632 thousand, $16.3 million, and $45.9 million in 2003, 2004, and 2005, respectively. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months.

                       PEGASUS COMMUNICATIONS CORPORATION

     Net cash was provided by operating activities for the six months ended June 30, 2002 of $23.7 million, compared to net cash used by operating activities of $95.7 million for the six months ended June 30, 2001. The principal reasons for the change were: 1) much less subscriber acquisition costs paid in the current year period compared to the prior year period primarily as a result of reduced gross subscriber additions in the current year period than in the prior year period; 2) taxes paid in 2001 for the sale of our cable operations in 2000; 3) reduced cash interest paid in the six months ended 2002 primarily due to the timing of when payments were due in 2002 versus 2001 and reduced amounts of borrowings outstanding under our revolving credit and term loan facilities and at lower variable rates of interest in 2002 versus 2001; and 4) increased operating margins in the current year period compared to the prior year period that provided greater net cash inflows.

     For the six months ended June 30, 2002 and 2001, net cash used for investing activities was $16.8 million and $31.2 million, respectively. The primary investing activity for 2002 was for costs incurred with DBS equipment capitalized of $13.5 million. In 2001, the primary investing activities were for DBS equipment capitalized of $8.1 million, other capital expenditures of $14.5 million, of which $3.7 million was associated with a new call center, and acquisition of intangible assets of $7.7 million, of which $3.7 million was for additional guardband licenses.

     For the six months ended June 30, 2002 and 2001, net cash used for financing activities was $34.5 million and $23.7 million, respectively. The primary financing activities for 2002 were: 1) $63.2 million borrowed under the incremental term loan facility; 2) $80.0 million repayments of amounts outstanding under our revolving credit facility; 3) $7.3 million repayments of other long term debt; and 4) $10.7 million for redemption and repurchases of our preferred stock. The primary financing activities for 2001 were repayments of long term debt of $8.2 million and $14.0 million in restricted cash that was used as collateral for a letter of credit.

     Premarketing cash flow of our DBS business was $123.2 million and $116.9 million for the six months ended June 30, 2002 and 2001, respectively. EBITDA for our DBS business was $103.3 million and $18.2 million for the six months ended June 30, 2002 and 2001, respectively. DBS premarketing cash flow is calculated by subtracting DBS' direct operating expenses and general and administrative expenses from their revenues. DBS EBITDA is DBS premarketing cash flow less DBS' promotions and incentives and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal market risk exposure continues to be interest rate risk. Our primary exposure is variable rates of interest associated with borrowings under our credit facilities. The amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the six months ended June 30, 2002, and we have not experienced any material changes in interest rates or effects of our interest rate instruments during this period.

     We have interest rate swaps that effectively fix the interest rate on $72.1 million of notional amount at a weighted average rate of 7.19%. For the six months ended June 30, 2002, we incurred additional cash interest expense of $1.7 million on the swaps due to the low variable market rates of interest during the period that were unfavorable relative to our swap position. The effect of the swaps added 122 basis points into our aggregate weighted average variable interest rate for the six months ended June 30, 2002 of 6.67%.

                       PEGASUS COMMUNICATIONS CORPORATION

PART II.    OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     For information relating to litigation with DirecTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 14 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     At the discretion of our board of directors as permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock of Pegasus Communications Corporation, we did not declare the scheduled quarterly dividends payable April 30, 2002 and July 31, 2002 on this series. The cumulative dividends in arrears on this series to unaffiliated holders, after giving effect to shares of this series repurchased to date (refer to Note 7 of the Notes to Consolidated Financial Statements), was $5.9 million.

     At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% cumulative exchangeable preferred stock of Pegasus Satellite Communications, Inc., we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. The amount of the dividend in arrears on this series to unaffiliated holders, after giving effect to shares of this series repurchased to date (refer to Note 7 of the Notes to Consolidated Financial Statements), was $6.1 million. Dividends in arrears on this series accrue interest at a rate of 14.75%.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 31, 2002, Pegasus held its annual meeting of stockholders. At this meeting, Marshall W. Pagon, Ted S. Lodge, Robert F. Benbow, Harry F. Hopper III, James J. McEntee, III, Mary C. Metzger, William P. Phoenix, and Robert N. Verdecchio were re-elected to Pegasus' Board of Directors. In such election, the following votes were cast for each director:

                             For          Withheld Authority       Abstain

Pagon                    123,502,523           6,570,308              0
Lodge                    124,996,250          5,076,581               0
Benbow                   122,265,311          7,807,520               0
Hopper                   124,993,150          5,079,681               0
McEntee                  125,011,450          5,061,381               0
Metzger                  124,995,750          5,077,081               0
Phoenix                  124,993,110          5,079,721               0
Verdecchio               124,996,160          5,076,671               0

     Approval to Authorize the Board of Directors to Amend the Existing Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation to Effect a Reverse Stock Split of Pegasus' Issued and Outstanding Shares of Class A Common Stock And Class B Common Stock. Stockholders approved authorizing the Board of Directors to amend the certificate of incorporation at any time prior to the next annual stockholders' meeting to effect a reverse split based upon a determination by the Board that the reverse stock split and reverse stock split ratio are in the company's and the stockholders' best interests. The ratio of the reverse split would be not less than 1 for 2 and not more than 1 for 10. 120,901,814 votes were cast in favor of the proposal, 9,119,270 votes were case against and 51,747 votes abstained.

                       PEGASUS COMMUNICATIONS CORPORATION

     Approval to Amend the Pegasus Communications 1996 Stock Option Plan to Increase the Number of Shares of Class A Common Stock that May be Issued Under the Plan. Stockholders approved an amendment to increase the number of shares of Class A common stock that may be issued under the plan to 10,000,000 from 6,000,000 and to increase the maximum number of shares of Class A common stock that may be issued under options granted to any employee under the plan to 2,000,000 from 1,500,000. 102,956,275 votes were cast in favor, 19,712,515 votes were cast against, and 6,689 votes abstained.

     Approval to Amend the Pegasus Communications Restricted Stock Plan to Increase the Number of Shares of Class A Common Stock that May be Issued Under the Plan. Stockholders approved an amendment to increase the number of shares of Class A common stock that may be issued under the plan to 2,000,000 from 1,500,000. 106,214,818 votes were cast in favor, 16,452,838 votes were cast against, and 7,823 votes abstained.

     Ratification of Appointment of Accountants. Stockholders also voted at the meeting to ratify the appointment of PricewaterhouseCoopers, LLP as independent accountants for Pegasus for the current fiscal year. With respect to this proposal, 129,241,570 votes were cast in favor, 829,381 votes were cast against, and 1,880 votes were held in abstention.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

     10.1 Executive Employment Agreement effective June 1, 2002 for Ted S. Lodge
     10.2 Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002
     10.3 Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002
     10.4 Description of Long Term Incentive Compensation Program applicable to Executive Officers
     10.5 Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)
     10.6 Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Communications Corporation



         August 14, 2002                 By: /s/  Joseph W. Pooler, Jr.
------------------------------           -----------------------------------
              Date                       Joseph W. Pooler, Jr.

                                    Vice President - Finance and Controller
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index

Exhibit
Number


     10.1 Executive Employment Agreement effective June 1, 2002 for Ted S. Lodge
     10.2 Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002
     10.3 Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002
     10.4 Description of Long Term Incentive Compensation Program applicable to Executive Officers
     10.5 Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)
     10.6 Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)