Form 10-Q
period 2002-09-30
PEGASUS COMMUNICATIONS CORP /
filed 2002-11-14
CIK 1135338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549

                                    FORM 10-Q


     (X)  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

                                   OR

     ( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934.

             For the transition period from__________ to __________

                         Commission File Number 0-32383

                       PEGASUS COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)



            Delaware                                       23-3070336
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                   Identification Number)


                 c/o Pegasus Communications Management Company;
             225 City Line Avenue, Suite 200, Bala Cynwyd, PA     19004
               (Address of principal executive offices)         (Zip code)


         Registrant's telephone number, including area code:   (888) 438-7488


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


     Number of shares of each class of the Registrant's common stock outstanding as of November 8, 2002:

   Class A, Common Stock, $0.01 par value         50,383,405
   Class B, Common Stock, $0.01 par value          9,163,800
   Non-Voting, Common Stock, $0.01 par value               -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 2002

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001                           4

         Consolidated Statements of Operations and Comprehensive Loss
           Three months ended September 30, 2002 and 2001                     5

         Consolidated Statements of Operations and Comprehensive Loss
           Nine months ended September 30, 2002 and 2001                      6

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2002 and 2001                      7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          31

Item 4.  Controls and Procedures                                             31

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   32

Item 3.  Defaults Upon Senior Securities                                     32

Signature                                                                    33

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       Pegasus Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                             September 30,         December 31,
                                                                 2002                  2001
                                                             ------------          ------------
                                                                        (unaudited)
Currents assets:
   Cash and cash equivalents                                 $    48,417          $    144,673
   Restricted cash                                                 8,343                 9,987
   Accounts receivable, net
     Trade                                                        20,297                34,744
     Other                                                         8,446                12,915
   Deferred subscriber acquisition costs, net                     17,152                15,194
   Prepaid expenses                                               14,879                14,218
   Other current assets                                            7,880                17,912
                                                             -----------          ------------
     Total current assets                                        125,414               249,643

Property and equipment, net                                       94,616                91,811
Intangible assets, net                                         1,750,184             1,868,809
Investment in others                                             117,361               102,397
Other noncurrent assets                                           59,496                63,171
                                                             -----------          ------------
   Total                                                     $ 2,147,071          $  2,375,831
                                                             ===========          ============
Current liabilities:
   Current portion of long term debt                         $     5,899          $      8,728
   Accounts payable                                               13,141                10,872
   Accrued interest                                               22,995                27,979
   Accrued programming fees                                       57,316                67,225
   Accrued commissions and subsidies                              42,831                45,746
   Other accrued expenses                                         32,850                32,863
   Other current liabilities                                       4,031                 4,755
                                                             -----------          ------------
     Total current liabilities                                   179,063               198,168
Long term debt                                                 1,281,128             1,329,923
Other noncurrent liabilities                                      46,257                78,375
                                                             -----------          ------------
   Total liabilities                                           1,506,448             1,606,466
                                                             -----------          ------------
Commitments and contingent liabilities  (see Note 16)
Minority interest                                                  2,007                 1,315
Redeemable preferred stock                                       298,704               472,048
Common stockholders' equity:
   Common stock                                                      608                   592
   Other common stockholders' equity                             339,304               295,410
                                                             -----------          ------------
     Total common stockholders' equity                           339,912               296,002
                                                             -----------          ------------

   Total                                                     $ 2,147,071          $  2,375,831
                                                             ===========          ============

          See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                    (In thousands, except per share amounts)

                                                                                    Three Months Ended September 30,
                                                                                         2002             2001
                                                                                     ----------       ----------
                                                                                              (unaudited)
   Net revenues:
      DBS                                                                            $  216,363       $  206,795
      Other businesses                                                                    9,557            8,118
                                                                                     ----------       ----------
        Total net revenues                                                              225,920          214,913
                                                                                     ----------       ----------
   Operating expenses:
      DBS
        Programming                                                                      94,584           89,660
        Other subscriber related expenses                                                51,547           50,344
                                                                                     ----------       ----------
          Direct operating expenses (excluding depreciation and
           amortization shown below)                                                    146,131          140,004
        Promotions and incentives                                                         5,933            7,601
        Advertising and selling                                                           7,877           24,281
        General and administrative                                                        6,216            8,683
        Depreciation and amortization                                                    42,968           63,671
                                                                                     ----------       ----------
          Total DBS                                                                     209,125          244,240
                                                                                     ----------       ----------
      Other businesses
        Programming                                                                       3,703            3,374
        Other direct operating expenses                                                   1,579            2,021
                                                                                     ----------       ----------
          Direct operating expenses (excluding depreciation and
           amortization shown below)                                                      5,282            5,395
        Advertising and selling                                                           1,801            1,694
        General and administrative                                                        1,083            1,217
        Depreciation and amortization                                                     1,003            1,286
                                                                                     ----------       ----------
          Total other businesses                                                          9,169            9,592
                                                                                     ----------       ----------
      Corporate and development expenses                                                  4,040            5,580
      Corporate depreciation and amortization                                             7,985              437
      Other operating expenses, net                                                       8,690            6,110
                                                                                     ----------       ----------
        Loss from operations                                                            (13,089)         (51,046)
   Interest expense                                                                     (36,531)         (32,589)
   Interest income                                                                          227              470
   Loss on impairment of marketable securities                                                -          (34,205)
   Other nonoperating income (expense), net                                                 940           (2,604)
                                                                                     ----------       ----------
        Loss before equity in affiliates, income taxes, discontinued
         operations, and extraordinary item                                             (48,453)        (119,974)
   Equity in earnings of affiliates                                                         200              160
   Benefit for income taxes                                                                   -          (37,959)
                                                                                     ----------       ----------
        Loss before discontinued operations and extraordinary item                      (48,253)         (81,855)
   Discontinued operations:
     Income (loss) on operations, net of income tax (expense) benefit of
      $(356) and $1,982                                                                     582           (3,233)
                                                                                     ----------       ----------
        Loss before extraordinary item                                                  (47,671)         (85,088)
   Extraordinary net gain from extinguishments of debt, net of income tax
    expense of $5,967                                                                     9,736                -
                                                                                     ----------       ----------
        Net loss                                                                        (37,935)         (85,088)
                                                                                     ----------       ----------
   Other comprehensive (loss) income:
     Unrealized loss on marketable securities, net of income tax benefit of
      $57 and $2,521, respectively                                                          (94)          (4,113)
     Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
      benefit of $12,998                                                                      -           21,207
                                                                                     ----------       ----------
        Net other comprehensive (loss) income                                               (94)          17,094
                                                                                     ----------       ----------
        Comprehensive loss                                                           $  (38,029)      $  (67,994)
                                                                                     ==========       ==========
   Basic and diluted per common share amounts:
     Loss from continuing operations, including $7,992 and $10,751, respectively, representing accrued and deemed preferred stock
      dividends and accretion                                                        $    (0.94)       $   (1.65)
     Discontinued operations                                                               0.01            (0.06)
                                                                                       --------        ---------
     Loss before extraordinary item, including accrued and deemed preferred
      stock dividends and accretion                                                       (0.93)           (1.71)
     Extraordinary item                                                                    0.16                -
                                                                                       --------        ---------
      Net loss applicable to common shares                                           $    (0.77)       $   (1.71)
                                                                                       ========        =========
      Weighted average number of common shares outstanding                               59,976           56,104
                                                                                       ========        =========

          See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                    (In thousands, except per share amounts)

                                                                                      Nine Months Ended September 30,
                                                                                         2002              2001
                                                                                     -------------     -------------
                                                                                              (unaudited)
   Net revenues:
      DBS                                                                            $  647,534        $  618,648
      Other businesses                                                                   26,429            25,584
                                                                                     ----------        ----------
         Total net revenues                                                             673,963           644,232
                                                                                     ----------        ----------
   Operating expenses:
      DBS
        Programming                                                                     286,918           265,594
        Other subscriber related expenses                                               152,374           151,087
                                                                                      ---------        ----------
          Direct operating expenses (excluding depreciation and
          amortization shown below)                                                     439,292           416,681
        Promotions and incentives                                                         9,703            36,909
        Advertising and selling                                                          23,998            93,715
        General and administrative                                                       20,998            26,937
        Depreciation and amortization                                                   123,905           189,675
                                                                                      ---------        ----------
          Total DBS                                                                     617,896           763,917
                                                                                      ---------        ----------
      Other businesses
        Programming                                                                       9,996             9,569
        Other direct operating expenses                                                   5,304             5,637
                                                                                      ---------        ----------
          Direct operating expenses (excluding depreciation and
          amortization shown below)                                                      15,300            15,206
        Advertising and selling                                                           5,375             5,721
        General and administrative                                                        3,139             3,493
        Depreciation and amortization                                                     3,090             3,872
                                                                                      ---------        ----------
          Total other businesses                                                         26,904            28,292
                                                                                      ---------        ----------
       Corporate and development expenses                                                14,560            15,279
      Corporate depreciation and amortization                                            23,900             1,164
      Other operating expenses, net                                                      24,611            20,584
                                                                                      ---------        ----------
        Loss from operations                                                            (33,908)         (185,004)
   Interest expense                                                                    (108,893)         (101,796)
   Interest income                                                                          663             4,523
   Loss on impairment of marketable securities                                           (3,063)          (34,205)
   Other nonoperating income (expense), net                                               2,179            (6,290)
                                                                                      ---------        ----------
        Loss before equity in affiliates, income taxes, discontinued
         operations, and extraordinary item                                            (143,022)         (322,772)
   Equity in earnings of affiliates                                                         549            14,261
   Benefit for income taxes                                                             (35,661)         (103,953)
                                                                                      ---------        ----------
        Loss before discontinued operations and extraordinary item                     (106,812)         (204,558)
   Discontinued operations:
     Loss on operations, net of income tax benefit of $1,514 and
      $5,266, respectively                                                               (2,467)           (8,591)
                                                                                      ---------        ----------
        Loss before extraordinary item                                                 (109,279)         (213,149)
   Extraordinary net gain (loss) from extinguishments of debt, net of
    income tax (expense) benefit of $(5,967) and $604, respectively                       9,736              (986)
                                                                                      ---------        ----------
        Net loss                                                                        (99,543)         (214,135)
                                                                                      ---------        ----------
   Other comprehensive (loss) income:
     Unrealized loss on marketable securities, net of income tax benefit
      of $1,837 and $5,658, respectively                                                 (2,998)           (9,231)
     Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
      benefit of $1,164 and $12,998, respectively                                         1,899            21,207
                                                                                      ---------        ----------
        Net other comprehensive (loss) income                                            (1,099)           11,976
                                                                                     ----------        ----------
        Comprehensive loss                                                           $ (100,642)       $ (202,159)
                                                                                     ==========        ==========
   Basic and diluted per common share amounts:
     Loss from continuing operations, including $24,935 and $31,592, respectively, representing accrued and deemed preferred stock
      dividends and accretion                                                        $    (2.19)       $    (4.24)
     Discontinued operations                                                              (0.04)            (0.15)
                                                                                       --------        ----------
     Loss before extraordinary item, including accrued and deemed preferred
      stock dividends and accretion                                                       (2.23)            (4.39)
     Extraordinary item                                                                    0.16             (0.02)
                                                                                       --------        ----------
      Net loss applicable to common shares                                           $    (2.07)       $    (4.41)
                                                                                       ========        ==========
      Weighted average number of common shares outstanding                               59,995            55,705
                                                                                       ========        ==========

          See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    Nine Months Ended September 30,
                                                                                     2002                      2001
                                                                                --------------           --------------
                                                                                              (unaudited)
Net cash provided by (used for) operating activities                             $      9,349            $    (117,108)
                                                                                 ------------            -------------
Cash flows from investing activities:
   DBS equipment capitalized                                                          (20,149)                  (9,620)
   Other capital expenditures                                                          (4,160)                 (20,717)
   Purchases of intangible assets                                                        (346)                 (13,068)
   Other                                                                                    -                     (889)
                                                                                 ------------            -------------
Net cash used for investing activities                                                (24,655)                 (44,294)
                                                                                 ------------            -------------
Cash flows from financing activities:
   Borrowings on term loan facility                                                    63,156                        -
   Repayments of term loan facility                                                    (2,220)                 (37,062)
   Proceeds from short term debt                                                            -                   61,000
   Net repayments of revolving credit facilities                                      (80,000)                       -
   Repayments of other long term debt                                                  (5,934)                  (7,077)
   Purchases of outstanding notes                                                     (24,974)                       -
   Purchases of preferred stock                                                       (23,192)                       -
   Redemption of preferred stock                                                       (5,717)                       -
   Restricted cash, net of cash acquired                                                1,644                  (14,900)
   Other                                                                                 (645)                  (4,304)
                                                                                 ------------            -------------
Net cash used for financing activities                                                (80,950)                  (1,910)
                                                                                 ------------            -------------
Net decrease in cash and cash equivalents                                             (96,256)                (163,312)
Cash and cash equivalents, beginning of year                                          144,673                  214,361
                                                                                 ------------            -------------
Cash and cash equivalents, end of period                                         $     48,417            $      51,049
                                                                                 ============            =============

          See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     "We," "us," and "our" refer to Pegasus Communications Corporation together with its subsidiaries. "PCC" refers to Pegasus Communications Corporation individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., a subsidiary of PCC. "PM&C" refers to Pegasus Media & Communications, Inc., a subsidiary of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.

Significant Risks and Uncertainties

     We are highly leveraged. At September 30, 2002, we had a combined carrying amount of debt and redeemable preferred stocks outstanding of $1.6 billion. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first nine months of 2002, we paid interest of $93.9 million. We were scheduled to begin paying cash dividends on PSC's 12-3/4% series preferred stock in July 2002. However, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series (see note 7). Further, we did not declare the scheduled quarterly dividends payable April 30, 2002, July 31, 2002, and October 31, 2002 for our Series C preferred stock (see note
7). In the past, we paid the dividends payable on Series C with shares of our Class A common stock, as permitted under the certificate of designation. We redeemed $5.7 million of Series B preferred stock in cash in March 2002. We have received notice of redemption from holders for $5.0 million of Series E preferred stock. However, we are not permitted nor obligated to redeem the related shares while dividends on preferred stock senior to the series are in arrears. Under these circumstances, our inability to redeem the Series E shares is not an event of default. We have also used cash to redeem and purchase preferred stock, and to purchase our common stock, and debt. See notes 5, 7, and 8, respectively, for a discussion of these transactions.

     Using cash for the above noted payments reduces the availability of funds to us for working capital, capital expenditures, and other activities, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, although we have reduced the amount of cash paid and payable to nonaffiliates in connection with our repurchased debt and preferred stock. Our ability to make payments on and to refinance indebtedness and redeemable preferred stocks outstanding and to fund operations, planned capital expenditures, and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stocks contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

     We are involved in significant litigation. See note 16 for further information.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

3.   Adoption of FAS 141

     On January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 141 "Business Combinations." FAS 141, as well as FAS 142 discussed below, makes a distinction between intangible assets that are goodwill and intangible assets that are other than goodwill. When we use the term "intangible asset or assets," we mean it to be an intangible asset or assets other than goodwill, and when we use the term "goodwill," we mean it to be separate from intangible assets. The principal impact to us of adopting FAS 141 was the requirement to reassess at January 1, 2002 the classification on our balance sheet of the carrying amounts of our goodwill and intangible assets recorded in acquisitions we made before July 1, 2001. The adoption of FAS 141 did not have a significant impact on our financial position.

4.   Adoption of FAS 142

     In the first quarter 2002, effective on January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." A principal provision of the standard is that goodwill and intangible assets that have indefinite lives are not subject to amortization, but are subject to an impairment test at least annually. The principal impacts to us of adopting FAS 142 were: 1) reassessing on January 1, 2002 the useful lives of intangible assets existing on that date that we had recorded in acquisitions we made before July 1, 2001 and adjusting remaining amortization periods as appropriate; 2) ceasing amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002; 3) establishing reporting units as needed for the purpose of testing goodwill for impairment; 4) testing on January 1, 2002 goodwill and intangible assets with indefinite lives existing on that date for impairment; and 5) separating goodwill from intangible assets. The provisions of this standard were not permitted to be retroactively applied to periods before the date we adopted FAS 142.

     We believe that the estimated remaining useful lives of our DBS rights assets should be based on the estimated useful lives of the satellites at the 1010 west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. The lives of our DBS rights are subject to litigation. See note 16 for information regarding this litigation.

     We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. Ceasing amortization on goodwill and broadcast licenses had no material effect on our results of operations. The adoption of FAS 142 did not have a significant effect on our other intangible assets other than those discussed above. Our industry segments already established equate to the reporting units required under the standard. We determined that there were no impairments to be recorded upon the adoption of FAS 142.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At September 30, 2002 and December 31, 2001, intangible assets, net consisted of the following (in thousands):

                                      September 30,        December 31,
                                          2002                 2001
                                     --------------       -------------
Assets subject to amortization:
   Cost:
     DBS rights assets               $  2,289,068         $  2,259,231
     Other                                223,954              286,430
                                     ------------         ------------
                                        2,513,022            2,545,661
                                     ------------         ------------
     Accumulated amortization:
     DBS rights assets                    724,787              624,115
     Other                                 53,526               52,737
                                     ------------         ------------
                                          778,313              676,852
                                     ------------         ------------
Net assets subject to amortization      1,734,709            1,868,809
Assets not subject to amortization:
   Broadcast licenses                      15,475                    -
                                     ------------         ------------
Intangible assets, net               $  1,750,184         $  1,868,809
                                     ============         ============

     At September 30, 2002 and December 31, 2001, total goodwill had a carrying amount of $15.8 million and was entirely associated with our broadcast operations. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

     Loss before extraordinary items and net loss, each as adjusted for the effects of applying FAS 142, for the three and nine months ended September 30, 2001 were as follows (in thousands, except per share amounts):
                                                                     Per share
For the three months ended:                                        ------------
Net loss, as adjusted                          $   (67,408)        $     (1.40)
For the nine months ended:
Loss before extraordinary items, as adjusted      (161,628)              (3.46)
Net loss, as adjusted                             (162,614)              (3.48)

     A reconciliation of net loss, as reported to net loss, as adjusted for the three and nine months ended September 30, 2001 is as follows (in thousands, except per share amounts):

                                                                     Per share
For the three months ended:                                         ------------
Net loss, as reported                          $   (85,088)        $     (1.71)
Add back goodwill amortization                         106                   -
Add back amortization on broadcast licenses             79                   -
Adjust amortization for a change in the useful
 life of DBS rights assets                          17,495                 .31
                                               -----------         -----------
Net loss, as adjusted                          $   (67,408)        $     (1.40)
                                               ===========         ===========
For the nine months ended:
Net loss, as reported                          $  (214,135)        $     (4.41)
Add back goodwill amortization                         309                 .01
Add back amortization on broadcast licenses            283                 .01
Adjust amortization for a change in the useful
 life of DBS rights assets                          50,929                 .91
                                               -----------         -----------
Net loss, as adjusted                          $  (162,614)        $     (3.48)
                                               ===========         ===========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Aggregate amortization expense for the nine months ended September 30, 2002 and 2001 was $111.0 million and $183.6 million, respectively. Aggregate amortization expense for 2001 was $245.4 million. The estimated aggregate amount of amortization expense for the remainder of 2002 and for each of the next five years thereafter is $36.6 million, $128.0 million, $128.0 million, $126.0 million, $123.4 million, and $122.7 million, respectively.

5.   Common Stock

     The number of shares of PCC's Class A common stock at September 30, 2002 was 51,588,777 issued and 50,383,405 outstanding, and at December 31, 2001 was 49,995,099 issued and 49,991,463 outstanding. Class A shares issued during the nine months ended September 30, 2002 were as follows:

Payment for dividends on preferred stocks                    576,394
Conversion of Series C preferred stock (see note 7)          570,410
Employee benefit and award plans, net                        446,874

     Commencing in July 2002 and through September 30, 2002, PSC purchased an aggregate of 1,125,200 shares of PCC's Class A common stock for approximately $1.0 million. For PCC's consolidated financial statements, these shares purchased by PSC are reported as treasury shares. Since September 30, 2002, PSC has purchased an additional 251,700 shares in the aggregate for $353 thousand. PSC's current plans are to hold onto all of the shares purchased.

     No dividends were declared or paid for common stocks during the nine months ended September 30, 2002. In October 2002, PCC issued 116,164 shares of Class A in connection with employee benefit plans.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Changes in Other Stockholders' Equity

     The change in other stockholders' equity from December 31, 2001 to September 30, 2002 consisted of (in thousands):

Net loss                                                         $   (99,543)
Increase (decrease) to additional paid in capital for:
   Repurchases of preferred stock at amounts less than
     carrying value (see note 7)                                     161,579
   Common stock issued in the conversion of Series C
     preferred stock (see note 7)                                      7,723
   Common stock issued as payment for preferred stock
     dividends                                                         5,201
   Common stock issued for employee plans and awards                   1,746
   Deemed dividends (see note 7), dividends accrued, and
     accretion associated with preferred stocks                      (24,935)
   Beneficial conversion feature recovered with preferred
     stock redeemed (see note 7)                                      (2,441)
   Preferred stock original issue costs written off for
     preferred stock purchased and converted                          (2,690)
Net change in accumulated other comprehensive loss                    (1,099)
Common stock repurchased and held in treasury                         (1,647)

7.   Redeemable Preferred Stocks

     The aggregate carrying amount of redeemable preferred stocks at September 30, 2002 of $298.7 million consisted of $92.7 million in 12-3/4% series of PSC and $206.0 million in preferred stocks of PCC. The aggregate carrying amount at September 30, 2002 decreased by $173.3 million from that at December 31, 2001. This decrease consisted of:

Par value of shares repurchased or converted                     $  (183,259)
Shares redeemed                                                       (5,707)
Preferred stock original issue costs written off for
   preferred stock purchased and converted                             2,690
Dividends paid with common stock                                      (5,207)
Dividends accrued on shares held by nonaffiliates and
   accretion                                                          26,507
Dividends paid with cash                                                 (10)
Dividends eliminated in association with shares repurchased
   and converted                                                      (8,358)

Additionally, we paid dividends of $11.0 million for the 12-3/4% series in like kind shares of the same amount.

     The number of shares of preferred stock issued and outstanding at September 30, 2002 and December 31, 2001, respectively, was: 84,938 and 172,952 of 12-3/4%
Series of PSC; 1,808,114 and 2,650,300 of Series C; 12,500 of Series D at each date; and 10,000 of Series E at each date. The net decrease in the number of shares for the 12-3/4% series resulted from purchases by PCC of 99,041 shares offset in part by the issuance of 11,027 shares in payment of the semiannual dividend of $11.0 million declared and paid in January 2002. The decrease in Series C was due to the conversion in May 2002 of 67,504 shares into shares of Class A common stock and purchases by PCC in July 2002 of 774,682 shares. Annual dividends on Series D and E of $500 thousand and $400 thousand, respectively, were paid in January 2002 with an aggregate of 87,138 shares of PCC's Class A common stock. In January 2002, the regularly scheduled quarterly dividend for Series C of $4.3 million was paid with 489,256 shares of PCC's Class A common stock.

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

     In May 2002, 67,504 shares of Series C with a carrying amount of $6.9 million, including accrued dividends of $110 thousand, were converted into 570,410 shares of Class A common stock. The conversion rate used exceeded the conversion rate specified in the series' certificate of designation. As a result, $869 thousand of the consideration paid in the conversion was determined to be an inducement to the holder of the Series C shares to convert and was treated as a deemed dividend. This deemed dividend was included in determining the net loss applicable to common shares for 2002. The original issue costs associated with the shares converted of $216 thousand were also charged to additional paid in capital.

     From May 2002 through August 2002, PCC purchased in a series of negotiated transactions with unaffiliated holders an aggregate 99,041 shares of the 12-3/4% series with a carrying amount of $105.2 million, including accrued dividends of $6.2 million, for $17.1 million. For our consolidated financial reporting purposes, the shares purchased are considered to be constructively retired. The differential between the carrying amount and the purchase price of $88.1 million was recorded as an adjustment to additional paid in capital within stockholders' equity. PCC's current plans are to hold onto all of the shares purchased.

     In July 2002, in a series of negotiated transactions with unaffiliated holders, PCC purchased 774,682 shares of Series C with a carrying amount of $79.6 million, including accrued dividends of $2.1 million, for $6.1 million in cash. The differential between the carrying amount and the purchase price of $73.5 million was recorded as an adjustment to additional paid in capital within stockholders' equity. The original issue costs associated with the shares converted of $2.5 million were also charged to additional paid in capital.

     At the discretion of our board of directors as permitted by the certificate of designation for the Series C, we did not declare the scheduled quarterly dividends payable April 30, 2002, July 31, 2002, and October 31, 2002 for this series. The total amount of dividends in arrears on Series C through the most recent dividend payable date was $8.8 million, at a rate of 6.5% per $100 liquidation preference value for each share outstanding. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series C accrue without interest. Unless full cumulative dividends in arrears have been paid or set aside for payment, PCC, but not its subsidiaries, may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior or on a parity with Series C. Series D and E preferred stock are junior securities with respect to Series C. As permitted in the certificate of designation, PCC has the option of paying dividends declared on Series C in cash, shares of PCC's Class A common stock, or a combination of both. Dividends declared on Series C in the past have been paid with shares of the Class A common stock.

     At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% series, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. Dividends declared on and after July 1, 2002 are payable in cash. The amount of the dividends in arrears that were payable to nonaffiliates was $5.4 million. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior to the 12-3/4% series. The amount of interest accrued and unpaid through September 30, 2002 on dividends in arrears that was payable to nonaffiliates was $199 thousand.

     Despite the restrictions placed on PSC regarding cash dividend payments discussed in the preceding paragraph, permissible means are available to transfer funds to PCC while dividends on PSC's preferred stock are in arrears.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Long Term Debt

     During the three months ended September 30, 2002, amounts borrowed by PM&C under its revolving credit facility during the period were repaid during the period. No principal amount was outstanding under the revolving credit facility at September 30, 2002, compared to $80.0 million outstanding at December 31, 2001. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $60.1 million at September 30, 2002 and $63.2 million at December 31, 2001. At September 30, 2002, the commitment for the revolving credit facility was permanently reduced by $8.4 million to $177.2 million as scheduled. The commitment for the revolving credit facility is scheduled to be permanently reduced by another $8.4 million in December 2002. Availability under the revolving credit facility at September 30, 2002 was $116.9 million.

     PM&C repaid $688 thousand of principal under PM&C's term loan facility during the third quarter 2002, as scheduled, thereby reducing the total principal amount outstanding thereunder to $270.2 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term facility was 5.3% and 5.4% at September 30, 2002 and December 31, 2001, respectively.

     In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility that began September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. We repaid $158 thousand of principal during the third quarter as scheduled, thereby reducing the total principal amount outstanding thereunder to $63.0 million. We are scheduled to pay another $158 thousand of principal in December 2002. Total annual repayments of principal scheduled over the remaining term of the facility are $632 thousand in 2003, $16.3 million in 2004, and $45.9 million in 2005. The weighted average rate of interest including applicable margins on principal amounts outstanding under the incremental loan term facility at September 30, 2002 was 5.3%. There is no availability under the incremental term loan facility.

     In connection with the incremental term loan borrowed in June 2002, PM&C entered into two additional interest rate cap agreements with the same financial institution in August 2002. Each cap has a notional amount of $15.8 million. The cap rate under one agreement is 9.00% and the cap rate under the other is 4.00%. Both caps terminate September 2005. Payment under each cap is determined quarterly based on the three month LIBOR rate in effect at the beginning of each three month resetting period. Under these caps, we receive interest from the contracting institution when the applicable market LIBOR rate exceeds the applicable cap rate at each resetting date. The premium we paid to enter into these agreements was not significant.

     In July 2002,  PSC  purchased  $17.1  million in  maturity  value of PM&C's
12-1/2% senior subordinated notes due July 2005 for $17.1 million in a negotiated transaction with an unaffiliated holder. The carrying amount of the notes at the date of purchase was $16.7 million, net of associated unamortized discount and deferred financing fees. The notes were not cancelled but were considered to be constructively retired for PSC's consolidated financial statements. As a result, a loss of $262 thousand, net of income taxes of $160 thousand, was recognized and included in extraordinary net gain from extinguishments of debt on the statement of operations and comprehensive loss.

     In August 2002, PSC purchased $30.1 million in maturity value of its 13-1/2% senior subordinated discount notes due March 2007 for $7.9 million in negotiated transactions with unaffiliated holders. The aggregate carrying amount of the notes at their dates of purchase was $24.0 million, net of associated unamortized discount and deferred financing fees. As a result, a gain of $10.0 million, net of income taxes of $6.1 million, was recognized and included in extraordinary net gain from extinguishments of debt on the statement of operations and comprehensive loss.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Per Common Share Amounts

     Within each respective period presented on the statements of operations and comprehensive loss, basic and diluted per common share amounts were the same because all potential common stock items were antidilutive and excluded from the computation. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at September 30, 2002 and December 31, 2001 was 12.5 million at each date. Dividends and accretion on preferred stock and deemed dividends associated with preferred stock issuances, conversions, and redemptions adjust, as appropriate, net income or loss and results from continuing operations to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                           2002              2001           2002            2001
                                                        ---------        ----------      ---------       ----------
Accrued dividends on preferred stock                    $  7,969         $  10,728       $  26,436       $  31,521
Deemed dividends associated with preferred stock               -                 -          (1,572)              -
Accretion on preferred stock                                  23                23              71              71
                                                        --------         ---------       ---------       ---------
                                                        $  7,992         $  10,751       $  24,935       $  31,592
                                                        ========         =========       =========       =========

The amounts in the table exclude dividends associated with preferred stock held by entities within the PCC consolidated group.

10.  Supplemental Cash Flow Information

     Significant noncash investing and financing activities were as follows (in thousands):

                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                                 2002           2001
                                                                             -----------     ----------
Preferred stock dividends, accrued and deemed, and accretion on preferred
  stock                                                                      $   24,935      $  31,592
Payment of 12-3/4% series preferred stock dividends in like kind shares          11,026         20,109
Payment of other preferred stock dividends with common stock                      5,207         15,821
Common stock issued for employee benefit and award plans                          1,750          4,101
NRTC patronage capital investment accrued                                        13,780         14,434
Net change in other comprehensive loss                                            1,099         11,976
Proceeds of debt borrowing withheld as collateral                                     -         14,000
Beneficial conversion feature recovered in additional paid in capital in
  association with preferred stock redeemed with common stock                     2,441              -
Conversion of preferred stock into common stock                                   7,723              -
Preferred stock original issue costs written off for preferred stock
  purchased and converted                                                         2,690              -
 Differential between cash purchase price and carrying amount of preferred
  stock repurchased                                                             161,579              -

11.  Loss on Impairment of Marketable Securities

     Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $1.2 million. Concurrently, we made a reclassification adjustment to other comprehensive loss and other stockholder's equity at June 30, 2002 amounting to $1.9 million, net of income tax benefit of $1.2 million, to remove all of the net unrealized losses on the marketable securities

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accumulated at that date that had been charged to earnings. The remaining balance of this investment is not significant at September 30, 2002.

12.  Income Taxes

     At September 30, 2002, we recorded a valuation allowance of $20.0 million against the net deferred income tax asset balance existing at September 30, 2002 because we believe at the present time that it is more likely than not that the benefits of this net tax asset balance will not be realized. We charged income taxes on the loss from continuing operations in the third quarter 2002 in the amount of the valuation allowance. As a result of the valuation allowance recorded, we had no income tax expense or benefit on the loss from continuing operations for the three months ended September 30, 2002, and the effective income tax rate on continuing operations for the nine months ended September 30, 2002 was lowered to 25.0%.

13.  Discontinued Operations

     We have entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. The sale is contingent upon conditions typical of sales of this nature, including final approval by the Federal Communications Commission of the transfer of the station's broadcast license to the buyer. It is anticipated that the sale will occur in the first quarter of 2003. We have classified the operations of this station as discontinued for all periods presented.

     In August 2002, we completed the transfer of the subscribers and equipment inventory for our Pegasus Express two way satellite internet access business that were sold to an unaffiliated party. We anticipate that the cash proceeds from the sale of the subscribers will be about $1.5 million. The ultimate proceeds will be based on the number of the transferred subscribers that ultimately are authorized into the buyer's service no later than February 2003. Our estimate of the ultimate proceeds factor in an estimate for subscribers that may not be authorized into the buyer's service. We sold the equipment for $2.6 million cash. With the sale of the subscribers and equipment, we no longer operate the Pegasus Express business and, accordingly, have classified this business as discontinued for all periods presented.

     Aggregate revenues and pretax loss of discontinued operations were as follows (in thousands):
                          Three Months Ended              Nine Months Ended
                             September 30,                  September 30,
                         2002             2001          2002             2001
                      ----------       ---------    -----------      -----------
Revenues              $     755        $    641     $    3,419        $     808
Pretax income (loss)        938          (5,226)        (3,981)         (13,868)

     Included in the pretax amount for the three and nine months ended 2002 is a gain of $1.5 million for the Pegasus Express subscribers sold and within the nine months 2002 a loss of $837 thousand on the Pegasus Express equipment inventory sold. Also included in discontinued operations for the nine months 2002 is an aggregate loss of $847 thousand for other assets associated with the Pegasus Express business that were written off because they had no use outside of the business. Assets and liabilities associated with the broadcast station are not significant to our financial position and are not shown separately on the balance sheet, and there were no assets held subject to sale or related liabilities for the Pegasus Express business at September 30, 2002.

14.  Impairment of Programming Rights

     In the third quarter 2002, we recognized an impairment loss of $1.4 million associated with programming rights of our broadcast operations. This loss is contained within other operating expenses on the statements of operations. The fair value of the affected programming rights and the impairment and amount of the loss were based upon the present value of the expected cash flows associated with the related programming agreements that provide the rights.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Industry Segments

     Our only reportable segment at September 30, 2002 was the DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.8 billion at September 30, 2002, which did not change significantly from the total DBS assets at December 31, 2001.

16.  Commitments and Contingent Liabilities

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     On June 22, 2001, DirecTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross complaint against DirecTV alleging, among other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. This suit has since been moved to the United States District Court, Central District of California. On September 16, 2002, PST and GSS filed first amended counterclaims against DirecTV. Among other things, the first amended counterclaims added claims for (i) rescission of the seamless marketing agreement on the ground of fraudulent inducement, (ii) specific performance of audit rights, and (iii) punitive damages on the breach of the implied covenant of good faith claim. In addition, the first amended counterclaims deleted the business and professions code claim and the claims for tortuous interference that were alleged in the initial cross complaint. On November 5, 2002 the court granted DirecTV's motion to dismiss (i) the specific performance claim, and (ii) the punitive damages allegations on the breach of the implied covenant of good faith claim. The court denied DirecTV's motion to dismiss the implied covenant of good faith claim in its entirety.

     DirecTV filed four summary judgment motions on September 11, 2002 against NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including (i) the term of the agreement between NRTC and DirecTV, (ii) the right of first refusal as it relates to PST and GSS, (iii) the right to distribute the premiums, and (iv) damages relating to the premiums, launch fees and advanced services claims. The court has set a hearing date of December 16, 2002 for the summary judgment motions.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patent Infringement Litigation:

     On December 4, 2000, one of our subsidiaries, Pegasus Development Corporation ("Pegasus Development"), and Personalized Media Communications, L.L.C.("Personalized Media"), a company in which Pegasus Development has an investment in and licensing arrangement with, filed a patent infringement lawsuit in the United States District Court, District of Delaware against DirecTV, Hughes Electronics Corporation, Thomson Consumer Electronics ("Thomson") and Philips Electronics North America Corporation. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DirecTV to provide services to its subscribers. We are unable to predict the possible effects of this litigation on our relationship with DirecTV.

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

     In December 2001, one of our subsidiaries (along with DirectTV, Inc., Hughes Electronics Corporation, EchoStar Communications Corporation, and others) was served with a complaint in patent infringement lawsuit by Broadcast Innovations, L.L.C. ("Broadcast Innovations"). The precise nature of the plaintiff's claims is not clear from the complaint. However, the plaintiff claims in response to interrogatories that the satellite broadcast systems and equipment of defendants, including those used for DIRECTV programming services, infringe its patent. The defendants named in the complaint have denied the allegation and have raised defenses of patent invalidity and noninfringement. In October 2002, we entered into a settlement agreement with Broadcast Innovations pursuant to which all claims and counterclaims between us and Broadcast Innovations were dismissed with prejudice.

Other Legal Matters:

     In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability, if any, with respect to these claims will not have a material adverse effect on our operations, cash flows, or financial position.

Commitments

     We negotiated a new agreement with our provider of communication services commencing in the first quarter 2002. Under this new agreement, our annual minimum commitment was reduced to $6.0 million over the three year term of the agreement, from $7.0 million under the prior agreement.

     In July 2002, we gave notice to terminate a contract for call center services provided to us that will terminate at the end of 12 months from the date of notice. We will pay a termination fee of $4.5 million at the agreement termination date. We accrued a liability for this fee in the third quarter 2002 and charged DBS' other subscriber related expenses on the statement of operations and comprehensive loss for this amount.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 becomes effective for us on January 1, 2003. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We continue to study our long lived assets to determine if any legal liabilities are connected with them that need to be recognized upon the adoption of this statement.

     Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" becomes effective for us on January 1, 2003. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 will not be reported as extraordinary after that date. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations in the statement of operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indentures.

     Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" becomes effective for us on January 1, 2003. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 after its effective date when we engage in any of the covered activities.

18.  Related Party Transactions

     PSC has an arrangement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies under which PSC agrees to provide and maintain cash collateral for certain of the principal amount of bank loans loaned to these individuals and entities. Mr. Butcher, the KB Companies, and the minority owner are required to lend or contribute the proceeds of those bank loans to one or more of the KB Companies in connection with the acquisition of television broadcast licenses and the operation of television broadcast stations to be programmed by us pursuant to local marketing and similar agreements. The maximum amount of collateral to be provided and maintained under the arrangement was increased from $8.0 million to $9.5 million in June 2002 in anticipation of the KB Companies acquiring a 50% ownership interest from a third party with respect to an entity which holds a television license and which the KB Companies already held the other 50% ownership interest. W.W. Keen Butcher is the stepfather of Marshall W. Pagon, chairman of the board of directors and chief executive officer of PSC and PCC.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting other parties like DirecTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DirecTV; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation or the acquisition by a third party of the DirecTV business and the related confusion in the marketplace; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition, including the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels and deceptive sales practices by agents of the competing direct broadcast satellite provider; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; the ability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes herein.

General

     "We," "us," and "our" refer to Pegasus Communications Corporation together with its subsidiaries. "PCC" refers to Pegasus Communications Corporation individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., a subsidiary of PCC. "PM&C" refers to Pegasus Media & Communications, Inc., a subsidiary of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.

     Approximately 96% of our consolidated revenues and 87% of the expenses within consolidated loss from operations for the nine months ended September 30, 2002, and 83% of our assets at September 30, 2002 were associated with our DBS business that provides multichannel DIRECTV(R) audio and video services as an independent DIRECTV provider. DIRECTV is a service of DirectTV, Inc. ("DirecTV"). We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Separately, we are involved in litigation with DirecTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 16 of the Notes to Consolidated Financial Statements for information on the litigation.

     Hughes Electronics Corporation, which is the parent company of DirecTV, and EchoStar Communications Corporation, which owns the only other nationally branded DBS programming service in the United States, have agreed to merge, subject to regulatory approval. However, recently the Federal Communications Commission declined to approve the merger and the Department of Justice along with 23 states filed a lawsuit to block the merger. At this time, we are unable to predict the effect of our litigation with DirecTV on our financial position,

                       PEGASUS COMMUNICATIONS CORPORATION

results of operations, cash flows, and future operations. We also do not know at this time whether EchoStar and Hughes will continue to seek regulatory approval for their proposed merger or not, and the resulting impact thereof.

Results of Operations

     In this section, amounts and changes specified are for the three and nine months ended September 30, 2002 compared to the corresponding periods of 2001, unless indicated otherwise. With respect to our income or loss from operations, we focus on our DBS business, as this is our only significant business.

DBS Business

Revenues:

     Revenues increased $9.6 million to $216.4 million and $28.9 million to $647.5 million for the three and nine months, respectively, primarily due to the rate increase for our core packages that we instituted in the fourth quarter 2001 and, effective July 1, 2002, a royalty fee that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service. Revenue increases were partially offset by revenue decreases from a reduction in the number of subscribers, a reduction in on demand viewing, and subscribers downgrading to a less expensive mix of programming offered by us primarily, we believe, as the result of the effect of general economic conditions on our subscribers.

Direct Operating Expenses:

     Programming expense increased $4.9 million to $94.6 million and $21.3 million to $286.9 million for the three and nine months, respectively, primarily due to a broad rate increase commencing January 2002 and a targeted increase to certain programming rates commencing August 2002 charged to us by the National Rural Telecommunications Cooperative ("NRTC"), through which we receive our DIRECTV programming. Also contributing to the increases was our lowered expectations of the amount of patronage that we are to receive from the NRTC for 2002 compared to that received in 2001. Patronage from the NRTC reduces the programming expense we incur. Increased costs incurred by the NRTC in 2002 combined with our loss of subscribers in 2002 (discussed below) have factored into our lowered patronage expectations. The increases in programming expense were offset in part by the loss of subscribers in 2002.

     Other subscriber related expenses increased $1.2 million to $51.5 million and $1.3 million to $152.4 million for the three and nine months, respectively, primarily due to a one time contract termination fee of $4.5 million, offset in part by a decrease in bad debt expense. We accrued a liability in the third quarter 2002 for the termination fee connected with a contract for call center services for which we gave notice of termination during the quarter. The decrease in bad debt expense was mainly due to our focus in 2002 on improving the quality of the subscriber base that we obtain and retain over the quality of the subscriber base that existed prior to 2002.

Operating Margins:

     Our operating margin is the difference between net revenues and direct operating expenses (excluding depreciation and amortization). Operating margins for the three and nine months ended September 30, 2002 and 2001 were $70.2 million and $66.8 million, and $208.2 million and $202.0 million, respectively. The operating margin ratio percent for the respective periods ended September 30, 2002 and 2001 was 32.5% and 32.3% for the three months and 32.2% and 32.6% for the nine months. Excluding the one time contract termination fee of $4.5 million referred to above, the operating margin for the three and nine months ended September 30, 2002 was $74.7 million and $212.7 million, respectively, and the operating margin ratio for the three and nine months ended September 30, 2002 were 34.5% and 32.9%, respectively. The increase in the current quarter operating margin ratio, as adjusted to exclude the contract termination fee, reflects the revenue rate increase and royalty fee pass through discussed under revenues above, and the decrease in bad debt expense discussed under direct operating expenses above. The increase in the current quarter adjusted ratio had an incremental effect in increasing the current nine month ratio, as adjusted to exclude the contract termination fee.

                       PEGASUS COMMUNICATIONS CORPORATION

Other Operating Expenses:

     Promotion and incentives and advertising and selling costs constitute our expensed subscriber acquisition costs ("SAC"). Equipment and installation subsidies and commissions form a substantial portion of promotions and incentives and advertising and selling, respectively. Subsidies and commissions are direct and incremental costs incurred with respect to our DIRECTV subscription plans. We incur subsidies and commissions only when subscribers are added. We are able to defer subsidies and commissions for plans that have minimum service commitment periods and early termination fees, with amounts deferred not to exceed the amount of the termination fees. Subsidies and commissions deferred are amortized over the 12 month commitment period to which the termination fees apply and charged to amortization expense. Also, we are able to capitalize equipment subsidies as fixed assets under our subscription plans in which we retain or take title to the equipment delivered to subscribers. Equipment subsidies capitalized are depreciated over their estimated useful lives of three years and charged to depreciation expense. Subsidies and commissions that are not deferred or capitalized are expensed as promotion and incentives expense and advertising and selling expense, respectively.

     Gross SAC costs decreased by $14.5 million to $27.5 million and $70.6 million to $78.1 million for the three and nine months, respectively, primarily due to reduced gross subscriber additions this year compared to last year. Additionally, commissions for the nine months ended September 30, 2001 were higher due to amounts incurred under the seamless marketing agreement with DirecTV that was in effect during 2001. That agreement was terminated in July 2001, and is the subject of litigation. See Note 16 of the Notes to Consolidated Financial Statements for information on the litigation.

     SAC costs deferred increased $297 thousand to $7.0 million and $15.8 million to $24.3 million for the three and nine months, respectively. The increase for the nine months was primarily due to substantially all of the subscription plans sold through our controlled channels in 2002 containing provisions, as described above, that enabled us to defer costs, whereas for 2001, plans with such provisions principally commenced in the third quarter 2001. Our controlled channels consist of our independent dealer and distributor network and direct sales channels, which are our predominant sales channels. SAC costs capitalized increased $3.3 million to $6.7 million and $10.5 million to $20.1 million for the three and nine months, respectively, primarily due to a greater number of plans in place in 2002 than 2001 under which equipment was eligible to be capitalized.

     Primarily as a result of the reduced subscriber additions and increased amounts deferred and capitalized noted above, aggregate promotions and incentives and advertising and selling expenses decreased $18.1 million to $13.8 million and $96.9 million to $33.7 million for the three and nine months, respectively. Also contributing to a decrease in advertising and selling expenses was a reduction in advertising expenses of $8.2 million primarily due to a focused cost reduction initiative. Amounts we expend for advertising are discretionary on our part.

     General and administrative expenses decreased $2.5 million to $6.2 million and $5.9 million to $21.0 million for the three and nine months, respectively, due to a broad based cost reduction effort that we have undertaken in 2002.

     Depreciation and amortization decreased $20.7 million to $43.0 million and $65.8 million to $123.9 million for the three and nine months, respectively, primarily due to our adoption in first quarter 2002 of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful life of our DBS rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. The

                       PEGASUS COMMUNICATIONS CORPORATION

lives of our DBS rights are subject to litigation. See Note 16 of the Notes to Consolidated Financial Statements for information on the litigation.

     Included in depreciation and amortization for the nine months ended September 30, 2002 and 2001 was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $32.2 million and $3.6 million, respectively. The difference is due to the increased amount of costs deferred and capitalized in the current year, as discussed above.

Subscribers:

     Our number of subscribers at September 30, 2002 was 1,341,000. We have experienced a net reduction in the number of subscribers in the nine months ended September 30, 2002 as the number of subscribers that have churned exceeded the number of subscribers that we have added by approximately 40,000. This net decrease excludes the one time adjustment to decrease our subscriber count that was made and reported in the first quarter 2002 of 138,000. We believe that the reasons for the net 40,000 decrease are: 1) our focus on enrolling more creditworthy subscribers; 2) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve, including the provision of local channels by this competing direct broadcast satellite provider in several markets where DirecTV does not offer local channels; 3) our service becoming less affordable as a result of our royalty cost pass through to subscribers; 4) the effect of general economic conditions on our subscribers and potential subscribers; 5) deceptive sales practices by agents of the competing direct broadcast satellite provider; 6) the departure of subscribers due to the effect that the replacement of DIRECTV system access cards had on subscribers that had been pirating a portion of their services; and
7) a reduction in the number of new subscribers we obtain from DirecTV's national retail chains.

     We will continue to face intensive competition from other providers for the foreseeable future, most notably as a result of the local into local programming provided by the competing direct broadcast satellite provider in certain markets where DirecTV does not offer such programming. We believe that the deceptive sales practices by agents of the competing direct broadcast satellite provider may subside as a result of the aforementioned regulatory rulings surrounding the proposed EchoStar and Hughes merger, although the practices have continued into the fourth quarter. For the foreseeable future, we expect to continue to see a decrease in subscribers obtained from DirecTV's national retail chains. Reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV results from efforts by DirecTV to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories.

     We will continue to focus on adding high quality, creditworthy subscribers. Our subscriber acquisition efforts in 2002 and beyond now include: 1) the diversification of our sales and distribution channels; 2) the alignment of channel economics more closely to expected quality and longevity of subscribers; and 3) the refinement and expansion of our offers and promotions to consumers. Our subscriber screening policies may generate a lesser number of subscriber additions, but we expect that the subscribers added will be of a higher quality. We expect that this will have an immediate favorable impact on our cash flows due to a reduction in SAC costs. We also believe that this will have a longer term favorable impact on our cash flows due to an overall extension of subscriber lives, thereby leading to a more favorable churn experience. We manage our subscriber base to maximize cash flow generation. To the extent that net subscriber reductions resulting from our recent churn experience continue and unfavorably impact our cash flow generation, our subscriber retention efforts and investments will be increased accordingly. We believe that net reductions in our number of subscribers will not have a significant effect on our operating margins for 2002.

Other Statement of Operations and Comprehensive Loss Items

     For the three and nine months ended September 30, 2002 and 2001, our other businesses primarily consisted of our continuing broadcast operations. Our Pegasus Express business had been included with our other businesses until the second quarter 2002 when we first reported the business as discontinued for all periods presented in our statements of operations and comprehensive loss. The discontinued Pegasus Express business is discussed below. The continuing broadcast operations had revenues for the respective periods ended September 30,

                       PEGASUS COMMUNICATIONS CORPORATION

2002 and 2001 of $9.4 million and $7.8 million for the three months and $25.7 million and $24.6 million for the nine months. Results from continuing operations for the respective periods ended September 30, 2002 and 2001 were income of $409 thousand and loss of $1.6 million for the three months and losses of $555 thousand and $3.1 million for the nine months. We provide this information with respect to the broadcast operations for context purposes only, for we believe that these operations are not significant relative to the overall scope and understanding of our operations.

     Corporate depreciation and amortization increased $7.5 million to $8.0 million and $22.7 million to $23.9 million for the three and nine months ended, respectively, due to amortization that commenced in 2002 associated with certain licenses held by our subsidiary Pegasus Development Corporation.

     Other operating expenses, net primarily consisted of amounts incurred in our litigation with DirecTV for the respective periods ended September 30, 2002 and 2001 of $3.4 million and $4.6 million for the three months and $10.1 million and $14.7 million for the nine months.

     Interest expense increased $3.9 million to $36.5 million and $7.1 million to $108.9 million for the three and nine months, respectively. The increase for the three months was primarily due to: 1) $4.9 million for PSC's 11-1/4% notes issued in December 2001 and 2) $867 thousand for increased interest incurred with respect to our swap instruments. The increase for the three months was offset in part by $2.2 million for lower average amounts outstanding at lower average variable rates of interest under PM&C's term and revolving credit facilities in 2002 versus 2001. The increase for the nine months was primarily for the same reasons as for the three months, amounting to $14.7 million and $2.2 million for 1) and 2) above, respectively, plus $1.3 million for incremental accretion of the discount on our 13-1/2% senior discount notes and $1.5 million in increased amortization of deferred financing fees resulting from additional fees associated with debt added since September 30, 2001. The increase for the nine months was offset in part by $3.5 million for repayment of all principal amounts outstanding under Golden Sky Systems' credit facility in June 2001 with the concurrent termination of the facility and $8.9 million for lower average amounts outstanding at lower average variable rates of interest under PM&C's term and revolving credit facilities in 2002 versus 2001. Borrowings under our credit facilities are generally subject to short term LIBOR rates that vary with market conditions. The interest we have incurred in 2002 on these borrowings has benefited from relatively low market LIBOR rates available throughout 2002. We have swap instruments that exchange the market LIBOR rates incurred on our credit facilities based on an aggregate notional amount of $72.1 million for fixed rates of interest specified in the swap contracts. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. Since our swaps are a hedge against rising interest rates, we pay additional interest when the applicable market LIBOR rates are less than the fixed rates. The applicable LIBOR rates have been less than the related fixed swap rates for all of 2002. As a result, we incurred additional cash interest expense of $2.6 million in the nine months ended September 30, 2002 for the difference between the market rates and the fixed rates.

     The decrease in interest income for the nine months of $3.9 million to $663 thousand was primarily due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001.

     Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized. We had incurred an other than temporary decline in fair market value in this investment in the third quarter 2001 for which we realized an impairment loss of $34.2 million.

     For other nonoperating income/expense, net, for the three months ended September 2002 and 2001 we had income of $940 thousand and an expense of $2.6 million, respectively, and for the nine months ended September 30, 2002 and 2001 we had income of $2.2 million and an expense of $6.3 million, respectively. The differences in the comparable periods year over year were primarily due to the increase in the fair value of our interest rate instruments for the three and nine months 2002 of $1.1 million and $2.3 million, respectively, compared to a decrease in the fair value of these instruments for the three and nine months 2001 of $1.7 million and $4.5 million,

                       PEGASUS COMMUNICATIONS CORPORATION

respectively. The fair values of our interest rate instruments are based on the amounts that the related contracts could be settled at on any designated day, as computed by the institutions that are party to the contracts. No cash is exchanged on these assumed settlement dates, but we record gains for increases and losses for decreases in fair values between assumed settlement dates, which occur on each calendar quarter end month.

     Equity in earnings of affiliates decreased $13.7 million to $549 thousand for the nine months because the prior year included gain on sales of licenses made by one of our investees.

     We had no income tax expense or benefit on the loss from continuing operations for the three months ended September 2002 compared to an income tax benefit of $38.0 million in the corresponding prior year period. We had an income tax benefit of $35.7 million on the loss from continuing operations for the nine months ended September 30, 2002 compared to a benefit of $104.0 million in the corresponding prior year period. The decreases in the current year periods were due to lower pretax losses in the current year periods and a valuation allowance of $20.0 million recorded in the third quarter 2002 against the net deferred income tax asset balance existing at September 30, 2002. We recorded the valuation allowance and charged income taxes on the loss from continuing operations in the same amount because we believe at the present time that it is more likely than not that the benefits of this net tax asset balance will not be realized. The effect of the valuation allowance lowered our effective income tax rate on continuing operations to 25.0% for the nine months ended September 30, 2002.

     We have entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. The sale is contingent upon conditions typical of sales of this nature, including final approval by the Federal Communications Commission of the transfer of the station's broadcast license to the buyer. It is anticipated that the sale will occur in the first quarter of 2003. We have classified the operations of this station as discontinued for all periods presented. In August 2002, we completed the transfer of the subscribers and equipment inventory for our Pegasus Express two way satellite internet access business that were sold to an unaffiliated party. We anticipate that the cash proceeds from the sale of the subscribers will be about $1.5 million. The ultimate proceeds will be based on the number of the transferred subscribers that ultimately are authorized into the buyer's service no later than February 2003. Our estimate of the ultimate proceeds factor in an estimate for subscribers that may not be authorized into the buyer's service. We sold the equipment for $2.6 million cash. With the sale of the subscribers and equipment, we no longer operate the Pegasus Express business and, accordingly, have classified this business as discontinued for all periods presented. Aggregate revenues and pretax loss of discontinued operations were as follows (in thousands):

                          Three Months Ended              Nine Months Ended
                             September 30,                  September 30,
                         2002             2001          2002             2001
                      ----------       ---------    -----------       ----------
Revenues              $     755        $    641     $    3,419        $     808
Pretax income (loss)        938          (5,226)        (3,981)         (13,868)

     Included in the pretax amount for the three and nine months ended 2002 is a gain of $1.5 million for the Pegasus Express subscribers sold and within the nine months 2002 a loss of $837 thousand on the Pegasus Express equipment inventory sold. Also included in discontinued operations for the nine months 2002 is an aggregate loss of $847 thousand for other assets associated with the Pegasus Express business that were written off because they had no use outside of the business.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 becomes effective for us on January 1, 2003. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We continue to study our long lived

                       PEGASUS COMMUNICATIONS CORPORATION

assets to determine if any legal liabilities are connected with them that need to be recognized upon the adoption of this statement.

     Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" becomes effective for us on January 1, 2003. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 will not be reported as extraordinary after that date. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations in the statement of operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indentures.

     Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" becomes effective for us on January 1, 2003. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 after its effective date when we engage in any of the covered activities.

Liquidity and Capital Resources

     We are highly leveraged. At September 30, 2002, we had a combined carrying amount of debt and redeemable preferred stocks outstanding of $1.6 billion. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first nine months of 2002, we paid interest of $93.9 million.

     We were scheduled to begin paying cash dividends on PSC's 12-3/4% series preferred stock in July 2002. However, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. See the discussion below concerning the nondeclaration of dividends on this series. Further, we did not declare the scheduled quarterly dividends payable April 30, 2002, July 31, 2002, and October 31, 2002 for our Series C preferred stock. This is discussed further below as well. In the past, we paid the dividends payable on Series C with shares of our Class A common stock, as permitted under the certificate of designation. We have received notice of redemption from holders for $5.0 million of Series E preferred stock. However, we are not permitted nor obligated to redeem the related shares while dividends on preferred stock senior to the series are in arrears. Under these circumstances, our inability to redeem the Series E shares is not an event of default.

     All outstanding shares of Series B junior convertible participating preferred stock were redeemed in March 2002 for $5.7 million cash plus accrued and unpaid dividends on the series to the date of redemption of $10 thousand. From May 2002 through August 2002, PCC purchased in a series of negotiated transactions with unaffiliated holders an aggregate 99,041 shares of PSC's 12-3/4% series preferred stock with a carrying amount of $105.2 million, including accrued dividends of $6.2 million, for $17.1 million. In July 2002, in a series of negotiated transactions with unaffiliated holders, PCC purchased 774,682 shares of Series C with a carrying amount of $79.6 million, including accrued dividends of $2.1 million, for $6.1 million in cash. In July 2002, PSC purchased $17.1 million in maturity value of PM&C's 12-1/2% senior subordinated notes due July 2005 with a

                       PEGASUS COMMUNICATIONS CORPORATION

     carrying amount of $16.7 million for $17.1 million in a negotiated transaction with an unaffiliated holder. Commencing in July 2002 and through September 30, 2002, PSC purchased an aggregate of 1,125,200 shares of PCC's Class A common stock for approximately $1.0 million. Since September 30, 2002, PSC has purchased an additional 251,700 shares in the aggregate for $353 thousand. In August 2002, PSC purchased $30.1 million in maturity value of its 13-1/2% senior subordinated discount notes due March 2007 for $7.9 million in negotiated transactions with unaffiliated holders. The aggregate carrying amount of the notes at their dates of purchase was $24.0 million.

     We may engage in further transactions from time to time in which we acquire through purchases and/or exchanges of our securities and the securities of our subsidiaries. Such transactions may be made in the open market or in privately negotiated transactions and may involve cash or the issuance of securities, including shares of our Class A common stock and securities received upon purchase or exchange. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

     In July 2002, we gave notice to terminate a contract for call center services provided to us that will terminate at the end of 12 months from the date of notice. We will pay a termination fee of $4.5 million at the agreement termination date.

     Using cash for the above noted payments or potential payments reduces the availability of funds for working capital, capital expenditures, and other activities, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, although we have reduced the amount of cash paid and payable to nonaffiliates in connection with our repurchased debt and preferred stock. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to service needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

     At the discretion of our board of directors as permitted by the certificate of designation for the Series C, we did not declare the scheduled quarterly dividends payable April 30, 2002, July 31, 2002, and October 31, 2002 for this series. The total amount of dividends in arrears on Series C through the most recent dividend payable date was $8.8 million, at a rate of 6.5% per $100 liquidation preference value for each share outstanding. Dividends not declared accumulate in arrears until later declared and paid. Dividends on the Series C accrue without interest. Unless full cumulative dividends in arrears have been paid or set aside for payment, PCC, but not its subsidiaries, may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior or on a parity with Series C. Series D and E preferred stock are junior securities with respect to Series C. As permitted in the certificate of designation, PCC has the option of paying dividends declared on Series C in cash, shares of PCC's Class A common stock, or a combination of both.

     At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% series, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. Dividends declared on and after July 1, 2002 are payable in cash. The amount of the dividends in arrears that were payable to nonaffiliates was $5.4 million. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares

                       PEGASUS COMMUNICATIONS CORPORATION

of its capital stock junior to the 12-3/4% series. The amount of interest accrued and unpaid through September 30, 2002 on dividends in arrears that was payable to nonaffiliates was $199 thousand.

     Foregoing paying dividends on the 12-3/4% series increases the current availability of funds for working capital, capital expenditures, and other activities. Dividends declared on Series C in the past have been paid with shares of the Class A common stock. Because of the very low market price for our common stock in 2002, paying dividends on Series C with Class A common stock would have a much greater dilution effect on holdings in the common stock than was experienced in the past when the market price of the common stock was higher. Despite the restrictions placed on PSC regarding cash dividend payments discussed in the preceding paragraph, permissible means are available to transfer funds within the PCC consolidated group while dividends on PSC's preferred stock are in arrears. We do not believe that we will experience any adverse effects on liquidity while dividends are in arrears.

     In August 2002, a major rating agency reduced the ratings on all of our subsidiaries' notes, bank debt, preferred stock, and senior implied and unsecured issuer ratings to a lower grade. We believe that these downgradings will not have much of an impact on our liquidity and capital resources because:
1) capital markets in general have tightened, given general economic conditions, and in particular for the cable and satellite sector, in which we operate, given uncertainties and developments within the sector, and 2) our ratings before the downgrade were generally considered speculative grade securities.

     We had cash and cash equivalents on hand at September 30, 2002 of $48.4 million compared to $144.7 million at December 31, 2001. The change in cash is discussed below in terms of the amounts shown in our cash flow statement. At September 30, 2002, the commitment for PM&C's revolving credit facility was permanently reduced by $8.4 million to $177.2 million as scheduled under the terms of the credit agreement. The commitment for the revolving credit facility is scheduled to be permanently reduced by another $8.4 million in December 2002. Availability under the revolving credit facility at September 30, 2002 was $116.9 million, after reduction for letter of credits of $60.1 million associated with the facility. We believe that these cash resources combined with cash projected to be provided by operations in the next 12 months are sufficient to meet our liquidity and capital resource needs for the next 12 months. However, we cannot provide any assurance as to the amount or sufficiency of cash that will be provided by our operations within the next 12 months.

     In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement. There is no further availability under this facility. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility that began September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. We repaid $158 thousand of principal on the loan in the third quarter 2002, and are scheduled to repay principal of $158 thousand in December 2002. Total annual repayments of principal on the loan scheduled after 2002 are $632 thousand in 2003, $16.3 million in 2004, and $45.9 million in 2005.

     Net cash was provided by operating activities for the nine months ended September 30, 2002 of $9.3 million compared to net cash used by operating activities of $117.1 million for the nine months ended September 30, 2001. The principal reasons for the change were: 1) much less subscriber acquisition costs paid in the current year period compared to the prior year period primarily as a result of reduced gross subscriber additions in the current year; 2) taxes paid in 2001 for the sale of our cable operations in 2000; and 3) increased operating margins in the current year period compared to the prior year period that provided greater net cash inflows.

     For the nine months ended September 30, 2002 and 2001, net cash used for investing activities was $24.7 million and $44.3 million, respectively. The primary investing activity for 2002 was for costs incurred with DBS equipment capitalized of $20.1 million. In 2001, the primary investing activities were for: 1) DBS equipment capitalized of $9.6 million; 2) other capital expenditures of $20.7 million primarily for a new call center and capital

                       PEGASUS COMMUNICATIONS CORPORATION

improvements to existing buildings; and 3) purchases of intangible assets of $13.1 million, consisting of additional guardband licenses and costs incurred to acquire subscribers of a cable system going out of business.

     For the nine months ended September 30, 2002 and 2001, net cash used for financing activities was $81.0 million and $1.9 million, respectively. The primary financing activities for 2002 were: 1) $60.9 million borrowed under term loans, net of principal repaid of $2.2 million; 2) $80.0 million repayments of amounts outstanding under our revolving credit facility; 3) repurchases of our outstanding notes of $25.0 million; 4) repurchases of our outstanding preferred stock of $23.2 million; 5) redemption of preferred stock of $5.7 million, and 6) repayments of other long term debt of $5.9 million. In 2002, we also purchased PCC's Class A common stock at various times for an aggregate $1.0 million. The primary financing activities for 2001 were: 1) proceeds from short term debt borrowed of $61.0 million; 2) $37.1 million net repayments of amounts outstanding under our revolving credit facilities in place in 2001; 3) $14.9 million in restricted cash that was used as collateral for letters of credit connected with the short term debt incurred; and 4) repayments of other long term debt of $7.1 million.

     Premarketing cash flow of our DBS business was $191.7 million and $175.0 million for the nine months ended September 30, 2002 and 2001, respectively. EBITDA for our DBS business was $158.0 million and $44.4 million for the nine months ended September 30, 2002 and 2001, respectively. DBS premarketing cash flow is calculated by subtracting DBS direct operating expenses (excluding depreciation and amortization), as adjusted to exclude the one time contract termination fee therein of $4.5 million, and general and administrative expenses from DBS revenues. DBS EBITDA is DBS premarketing cash flow less DBS promotions and incentives and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows.

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

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal market risk continues to be exposure to variable market rates of interest associated with borrowings under our credit facilities. Borrowings under our credit facilities are generally subject to short term LIBOR rates that vary with market conditions. The amount of interest we incur also depends upon the amount of borrowings outstanding. The interest we have incurred in 2002 on these borrowings has benefited from relatively low market LIBOR rates available throughout 2002. The way we manage our interest rate risks did not change during the nine months ended September 30, 2002.

     We have swap instruments that exchange the market LIBOR rates incurred on our credit facilities based on an aggregate notional amount of $72.1 million for fixed rates of interest specified in the swap contracts. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. Since our swaps are a hedge against rising interest rates, we pay additional interest when the applicable market LIBOR rates are less than the fixed rates. The applicable LIBOR rates have been less than the related fixed swap rates for all of 2002. As a result, we incurred additional cash interest expense of $2.6 million in the nine months ended September 30, 2002 for the difference between the market rates and the fixed rates. The additional interest had the effect of adding 116 basis points in arriving at our aggregate combined weighted average variable interest rate associated with amounts outstanding under our credit agreement for the nine months ended September 30, 2002 of 6.63%, including applicable margins.

     The fair values of our swaps are based on the amounts that the swap contracts could be settled at on any designated day, as computed by the institutions that are party to the swaps. No cash is exchanged on these assumed settlement dates, but we record gains for increases and losses for decreases in fair values between assumed settlement dates, which occur on each calendar quarter end month. The fair values of our swaps at September 30, 2002 were higher than those at December 31, 2001 by $2.3 million, and as a result, we recorded a gain in this amount for the nine months ended September 30, 2002.

     In connection with the incremental term loan borrowed in June 2002, PM&C entered into two additional interest rate cap agreements with the same financial institution in August 2002. Each cap has a notional amount of $15.8 million. The cap rate under one agreement is 9.00% and the cap rate under the other is 4.00%. Both caps terminate September 2005. Payment under each cap is determined quarterly based on the three month LIBOR rate in effect at the beginning of each three month resetting period. Under these caps, we receive interest from the contracting institution when the applicable market LIBOR rate exceeds the applicable cap rate at each resetting date. The premium we paid to enter into these agreements was not significant.

     Including the two new agreements, we have four interest rate cap agreements in place at September 30, 2002. These caps have not had any effect on our effective interest rates or the amount of interest incurred, and only nominal effect in the amount of gains and losses recorded for the changes in the fair values of these agreements during 2002.

ITEM 4.    CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President - Finance and Controller (the principal financial officer), to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Vice President - Finance and Controller concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There have not been any significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       PEGASUS COMMUNICATIONS CORPORATION

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     For information relating to litigation with DirecTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 16 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     At the discretion of our board of directors as permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock of Pegasus Communications Corporation, we did not declare the scheduled quarterly dividends payable April 30, 2002, July 31, 2002, and October 31, 2002 for this series. The total amount of dividends in arrears on Series C through the most recent dividend payable date was $8.8 million, at a rate of 6.5% per $100 liquidation preference value for each share outstanding. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series C accrue without interest.

     At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% cumulative exchangeable preferred stock of Pegasus Satellite Communications, Inc., we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. The amount of the dividends in arrears that were payable to nonaffiliates was $5.4 million. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. The amount of interest accrued and unpaid through September 30, 2002 on dividends in arrears that was payable to nonaffiliates was $199 thousand.

                       PEGASUS COMMUNICATIONS CORPORATION

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Communications Corporation

November 14, 2002           By: /s/ Joseph W. Pooler, Jr.
      Date                          Joseph W. Pooler, Jr.

                                    Vice President - Finance and Controller
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Marshall W. Pagon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Communications Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By: /s/ Marshall W. Pagon
Marshall W. Pagon
Chief Executive Officer

                                  CERTIFICATION

I, Joseph W. Pooler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Communications Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By: /s/ Joseph W. Pooler
Joseph W. Pooler
Vice President - Finance and Controller