Form 10-K/A
period 2002-12-31
PEGASUS COMMUNICATIONS CORP /
filed 2003-04-30
CIK 1135338

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.
================================================================================

                                EXPLANATORY NOTE

         Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, Pegasus Communications Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 by adding the information required by Items 10, 11, 12 and 13 of Part III and amending Item 15 of Part IV to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................  1
ITEM 11. EXECUTIVE COMPENSATION............................................................................. 3
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS .......................................................................10
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................13

                                PART IV
                                -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................  17

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         Marshall W. Pagon has served as our Chairman of the Board and Chief Executive Officer since our incorporation. Additionally, Mr. Pagon served as our President from our incorporation to December 2001 and served as our Treasurer from incorporation to June 1997. From 1991 to October 1994, when the assets of our various affiliates, principally limited partnerships that owned and operated our television and cable operations, were transferred to subsidiaries of Pegasus Media & Communications, Inc., a subsidiary of our company, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted our business. Mr. Pagon's background includes over 20 years of experience in the media and communications industry. Mr. Pagon is one of his own designees to the board of directors pursuant to the voting agreement. See ITEM 13. Certain Relationships and Related Transactions--Voting Agreement. Mr. Pagon is 47 years old.

         Ted S. Lodge has been a director our company since May 5, 2000 and has served as our President, Chief Operating Officer and Counsel since December 2001. Mr. Lodge served as our Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary beginning on July 1, 1996. In June 1997, Mr. Lodge became our Secretary, and in July 2000, he became an Executive Vice President. From June 1992 through June 1996, Mr. Lodge practiced law with Lodge & Company, and during that period, was engaged by our company as our outside legal counsel in connection with various matters. Mr. Lodge currently is serving as a director of our company as one of Mr. Pagon's designees to the board of directors pursuant to the voting agreement. Mr. Lodge is 46 years old.

         Robert F. Benbow has been a director of our company since May 5, 2000. Mr. Benbow had been a director of Golden Sky Systems, Inc. ("Golden Sky") and its predecessors from February 1997 to May 5, 2000. He is a Vice President of Burr, Egan, Deleage & Co., a private venture capital firm, and a Managing General Partner of Alta Communications, Inc., a private venture capital firm. Prior to joining Burr, Egan, Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was a Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. Mr. Benbow currently is serving as a director of our company designated by affiliates of Alta Communications pursuant to the voting agreement. Mr. Benbow is 67 years old.

         James J. McEntee, III has been a director of our company since October 8, 1996. Mr. McEntee is affiliated with Cohen Bros. & Company, a privately held investment bank located in Philadelphia. In addition, he is of counsel to the law firm of Lamb, Windle & McErlane, P.C. From March 2000 to September 2002, Mr. McEntee was a Principal in Harron Capital, L.P., a venture capital firm focused on new and traditional media ventures, and an executive officer of Harron Management Company, LLC. During that period he was also of counsel to the Lamb firm, and before March 2000 he was a principal in that firm for more than five years. In addition, Mr. McEntee is Chairman of the Board of Directors of Around Campus, Inc., a company in the business of publishing college student directories and creating marketing opportunities in college communities. He is also a director of Bancorp.com, an affiliate-based Internet bank. He is also a director of several other private companies. Mr. McEntee is one of the directors designated as an independent director under the voting agreement. Mr. McEntee is 45 years old.

         Mary C. Metzger has been a director of our company since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications L.L.C. and its predecessor company, Personalized Media Communications Corp., since February 1989. Ms. Metzger is one of the directors designated as an independent director under the voting agreement. She is also a designee of Personalized Media Communications under an agreement between Pegasus and Personalized Media. See ITEM 13. Certain Relationships and Related Transactions--Investment in Personalized Media Communications, L.L.C. and Licensing of Patents. Ms. Metzger is 57 years old.

         Robert N. Verdecchio has been a director of our company since December 18, 1997. He served as our Senior Vice President, Chief Financial Officer and Assistant Secretary from our inception to March 22, 2000 and as our Treasurer from June 1997 until March 22, 2000. He has also performed similar functions for affiliates and predecessors in interest from 1990 to March 22, 2000. Mr. Verdecchio is a certified public accountant and has over 15 years of experience in the media and communications industry. He is now a private investor. Mr. Verdecchio currently is serving as a director of our company as one of Mr. Pagon's designees to the board of directors pursuant to the voting agreement. Mr. Verdecchio is 46 years old.

Executive Officers

         Set forth below is certain information with respect to our non-director executive officers. All of these individuals currently hold the same positions with Pegasus Satellite and Pegasus Media & Communications as they do with Pegasus Communications.

         Howard E. Verlin serves as an Executive Vice President. Mr. Verlin's responsibilities include overseeing investor relation and capital market activities. Mr. Verlin served as Assistant Secretary of our company until June 2000 and supervised our cable operations until the sale of our last cable system in September 2000. Mr. Verlin has served similar functions with respect to our predecessors in interest and affiliates since 1987 and has over 20 years of experience in the media and communications industry. Mr. Verlin is 41 years old.

         Rory Lindgren has served as Executive Vice President, Operations responsible for Marketing, Direct Sales, Customer Care and Information Technology since February 2003. Mr. Lindgren served as our Senior Vice President, Operations from July 2002 to February 2003. Prior to July 2002, Mr. Lindgren served as Senior Vice President, Customer Relationship Management after joining our Company in April 2001. Prior to joining our Company, Mr. Lindgren served as Senior Vice President Customer Service for Fleet Boston Financial where he was responsible for leading customer care operations. Prior to August 1998, Mr. Lindgren held key management positions at MasterCard International, First Chicago NBD Corporation and American Express. Mr. Lindgren is 46 years old.

         Scott A. Blank currently serves as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary of our company. Mr. Blank served as Assistant General Counsel from January 1999 to January 2000 and as Vice President of Legal and Corporate Affairs from January 2000 to May 2001. Mr. Blank began serving as Senior Vice President of Legal and Corporate Affairs in June 2001 and as General Counsel and Secretary in December 2001. Mr. Blank had been an Assistant Secretary of our company from January 1999 to December 2001. Prior to joining our company, Mr. Blank was an attorney at the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath LLP from November 1993 to January 1999. Mr. Blank is 42 years old.

         John K. Hane has served as Senior Vice President of Business Development of our company since April 2001, and is involved with our advance Ka multimedia satellite system design and procurement. Prior to April 2001, Mr. Hane served as Senior Vice President of Pegasus Development Corporation from July 1999 through December 2000, and then as Vice President, Space Development from January 2001 to April 2001. Mr. Hane is the founder of Highcast Network, Inc., a developmental stage broadcast network that enables local television stations to insert local advertising and station promotions into digital signals, and has served as President and CEO of Highcast from March 1999 until the present. Pegasus Development Corporation holds a minority stake in Highcast and has the possibility of assuming a majority equity and voting position in Highcast. Prior to founding Highcast, Mr. Hane was Director of Regulatory Affairs for Lockheed Martin's commercial satellite service subsidiary, Lockheed Martin Telecommunications, where he was responsible for regulatory matters, and for assisting in the development of specifications and applications for several proposed satellite systems. From September 1995 through January 1997, Mr. Hane served as Vice President of Governmental Affairs for New World Television. Mr. Hane is 43 years old.

         Karen M. Heisler has served as Senior Vice President of Human Resources and Administrative Services of our company since April 2001. Prior to April 2001, Ms. Heisler served as Vice President of Human Resources after joining our company in January 2001. From August 1999 through September 2000, Ms. Heisler was Vice President of Learning and Development for Comcast Cable's Comcast University, where she was responsible for employee training and development. Prior to this position, from November 1998 through August 1999, she was Senior Vice President of Human Resources at Comcast Cellular Communications. Prior to November 1998, Ms. Heisler spent approximately 13 years with Episcopal Hospital Systems. Ms. Heisler is 43 years old.

         Joseph W. Pooler, Jr. has served as our Senior Vice President of Finance since February 2003. Mr. Pooler served as our Vice President of Finance and Controller from January 2001 until February 2003 and as Vice President and Controller of Pegasus Satellite Television from December 1999 through January 2001. Prior to joining our company, from January 1997 to December 1999, Mr. Pooler served as Corporate Controller of MEDIQ, Incorporated. Between 1993 and 1997, Mr. Pooler held various other positions with MEDIQ, Incorporated, including Director of Operations and Director of Sales Support. Mr. Pooler is a certified public accountant. Mr. Pooler is 37 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons beneficially owning more than ten percent of a registered class of our equity securities (collectively, the "Covered Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of such reports.

         Based on our review of the copies of these reports received by the Securities and Exchange Commission, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4 and 5, we believe that all filings required to be made by the Covered Persons for 2002 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

General

         Unless otherwise indicated, all share and dollar amounts per share set forth in this section have been adjusted to reflect our one for ten reverse stock split effected on December 31, 2002.

Incentive Compensation

         Prior to 2001, management employees received incentive compensation based upon year over year increases in divisional cash flow. The additional compensation took the form of awards made pursuant to the restricted stock plan. Management employees had the election of receiving awards in the form of restricted stock and/or stock options. Executive officers had the additional option of receiving a portion of their awards in the form of cash to the extent the amount did not exceed one-third of their salary.

         In 2001, in lieu of awards being made pursuant to the restricted stock plan, an incentive plan was established whereby executives and other key employees had the opportunity to receive cash awards based upon the achievement of company wide and individual performance goals. The plan was designed as a "pay for performance" incentive plan intended to encourage senior management to strive for operational excellence and to increase stockholder value through the attainment of specified performance targets. With respect to 2001, although managers received cash awards under the 2001 plan for the achievement of certain goals, no awards were granted to executive officers. With respect to 2001, there were 110 employees who participated in the 2001 incentive plan.

         In 2002, one of management's primary objectives was to significantly improve consolidated cash flows from operating and investing activities. As a consequence, effective April 1, 2002, we adopted the 2002 Short-Term Incentive Plan (the "2002 STI Plan") pursuant to which cash bonuses were payable to 126 management employees participating in the 2002 STI Plan based upon the achievement of certain "free cash flow" (as this term is defined in the 2002 STI
Plan) targets during calendar year 2002. During 2002, cash used in operating and investing activities decreased by approximately $196 million compared to 2001.

         In addition to the 2002 STI Plan, the compensation committee of our board of directors also established with respect to calendar year 2002 a long term incentive program whereby participating officers would be granted restricted stock awards under the restricted stock plan based upon the amount of cash bonuses earned by the officer under the 2002 STI Plan with respect to calendar year 2002 and dividing it by $10.30, the closing price of our Class A common stock on the day prior to the long term incentive compensation program being adopted. Restricted stock awards made pursuant to this program will be 50% vested upon the date of grant and will vest with respect to an additional 25% on the first and second anniversaries from the date of grant. Granting of awards under the long-term incentive program is subject to formal action by our compensation committee. To date, the compensation committee has not formally granted these awards. Consequently, the value of these awards is not now determinable.

         The following table sets forth certain information for Pegasus' last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of Pegasus' five most highly compensated officers other than the Chief Executive Officer.

                                                     Summary Compensation Table

                                                                                                Long-Term
                                              Annual Compensation                           Compensation Awards
                     -------------------------------------------------------------------  ------------------------
                                                                                          Restricted   Securities
                        Principal                                         Other Annual      Stock      Underlying     All Other
        Name            Position      Year    Salary     Bonus(1)        Compensation(4)    Award(6)     Options    Compensation(8)
-------------------- ---------------- ----   --------   ------------     ---------------  -----------  -----------  ---------------
Marshall W. Pagon... Chairman and     2002   $475,000   $  898,992(2)         $80,990(5)       --        50,000       $201,818(9)
                     Chief Executive  2001   $428,846   $  174,997            $59,245(5)       --        24,500       $336,804(9)
                     Officer          2000   $330,769           --            $40,150(5)       --        15,683(7)    $221,526(9)



Ted S. Lodge........ President, Chief 2002   $358,654   $1,498,399(2)(3)        --             --        25,000       $ 29,110(10)
                     Operating        2001   $256,538   $  112,492(2)           --             --        12,000       $  3,900
                     Officer and      2000   $207,404   $   86,096(2)           --           $13,881      7,500       $  3,900
                     Counsel


Howard E. Verlin.... Executive Vice   2002   $250,000   $  268,216(2)           --             --         5,000       $  4,039
                     President        2001   $231,538   $   66,654(2)           --             --         7,164(7)    $ 10,500
                                      2000   $185,539   $  299,961(2)           --             --         7,500       $  2,101


Scott A. Blank...... Senior Vice      2002   $210,000   $  276,539(2)           --             --         4,999       $  4,458
                     President,       2001   $188,077   $   25,803              --           $87,459      7,500       $  4,306
                     General Counsel
                     and Secretary


John K. Hane........ Senior Vice      2002   $210,000   $  226,539(2)           --             --         4,999       $ 10,597
                     President        2001   $187,846   $   15,651              --           $60,515      4,499       $  6,972



Karen M. Heisler.... Senior Vice      2002   $210,000   $  226,539(2)           --             --         4,999       $  5,912
                     President        2001   $181,500   $   25,000              --             --         7,999       $  4,313

-------------------
(1) Unless otherwise indicated, the included amounts represent the fair market value of shares of our Class A common stock vested at the time of award under restricted stock plan. Subject to limitations specified in the restricted stock plan, an executive officer may elect to receive all or a portion of an award in the form of cash, our Class A common stock or an option to purchase shares of Pegasus Class A common stock. The cash portion of an award is reported as a bonus to executive officers, as described in note 2 below. The portion of an award chosen to be received as Pegasus Class A common stock is reported either as a bonus if unrestricted at the time of grant or, if restricted, as a restricted stock award under note 5 below. The portion of an award chosen to be received as options to purchase shares of Pegasus Class A common stock is reported under note 7 below. Generally, awards made under our restricted stock plan vest based upon years of service with us or our subsidiaries from the date of initial employment. Shares are vested 34% after two years of employment, an additional 33% after three years of employment and the remaining 33% vests upon four years of employment. As a consequence, awards made under Pegasus's restricted stock plan may be either partially or fully vested on the date they are granted. All awards made to Messrs. Pagon and Verlin under our restricted stock plan in fiscal years 2000 and 2001 were fully vested on the date granted. The award to Mr. Lodge in fiscal year 2000 was 67% vested on the date granted, and the awards to Mr. Lodge in fiscal years 2001 and 2002 were fully vested on the date granted. Mr. Blank received three awards in fiscal year 2001, two of which were 34% vested on the date granted and one which had not yet vested on the date granted. Pursuant to the long term incentive program established for 2002, our executive officers will also receive restricted stock awards based upon the amount of cash paid to them pursuant to the 2002 STI Plan. The granting of awards under the long-term incentive program is subject to formal action by our compensation committee. To date, the compensation committee has not formally granted these awards. Consequently, the value of these awards is not now determinable.

(2) Includes cash awards for 2002 under the 2002 STI Plan, for 2001 and 2000 under the Executive Incentive Plan, and amounts chosen by each named executive officer to be received as cash under our restricted stock plan, as described in note 1 above. The amounts paid under the 2002 STI Plan include payments made in 2003 with respect to 2002 performance and consist of Tier 1, Tier 2, and Tier 3 payments, as applicable. The amounts listed below reflect the cash portion of discretionary awards awarded to each of the named executive officers under our restricted stock plan for each of the three past fiscal years.


                                          2000              2001          2002
                                          ----              ----          ----
                  Mr. Pagon                --                --            --
                  Mr. Lodge              $58,000           $75,000         --
                  Mr. Verlin             $55,000           $33,333         --
                  Mr. Blank                 *                --            --
                  Mr. Hane                  *                --            --
                  Ms. Heisler               *              $25,000         --

         *Mr. Blank, Mr. Hane, and Ms. Heisler were named as executive officers of Pegasus in 2001.

(3) Of the amount listed for Mr. Lodge in fiscal year 2002, $1,005,000 represents compensation in the form of fully vested restricted stock granted to Mr. Lodge in February 2002 under our restricted stock plan in connection with Mr. Lodge's appointment as our President and Chief Operating Officer.

(4) No named executive officer received a perquisite or other personal benefit in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus, except as set forth in note 5 below.

(5) Represents the value of benefits received related to the plane available for use by us.

(6) The included amounts represent the fair market value of the restricted portion of stock awards chosen to be received under our restricted stock plan, as described in note 1 above. Mr. Lodge's employment with Pegasus began on July 1, 1996. Consequently, the award of 86 shares granted to Mr. Lodge in fiscal year 2000 was fully vested on July 1, 2000, and the awards of 146 shares and 15,000 shares granted to Mr. Lodge in fiscal years 2001 and 2002, respectively, were fully vested on the date granted. Mr. Blank's employment with Pegasus began on January 18, 1999. Consequently, as of December 31, 2002, 339 of the 506 shares granted to Mr. Blank under our restricted stock plan in fiscal year 2001, or 67%, had vested. The remaining 167 shares vested on January 18, 2003. Based upon the closing price of our Class A common stock on December 31, 2002 of $13.10 per share, the 167 restricted shares held by Mr. Blank had a value of $2,188 on December 31, 2002. Mr. Hane's employment with Pegasus began on August 9, 1999. Consequently, as of December 31, 2002, 273 of the 408 shares granted to Mr. Hane under our restricted stock plan in fiscal year 2001, or 67%, had vested. The remaining 135 shares will vest on August 9, 2003. Based upon the closing price of our Class A common stock on December 31, 2002 of $13.10 per share, the 135 restricted shares held by Mr. Hane had a value of $1,769 on December 31, 2002. Subject to limitations specified in our restricted stock plan, executive officers are entitled to receive dividends on the unvested portion of their awards, excluding any portion of their award for which they elect to receive options in lieu of stock. We do not anticipate paying cash dividends on its common stock in the foreseeable future. Our policy is to retain cash for operations and expansion.

(7) Includes options issued under our restricted stock plan in lieu of receiving the award in cash or stock. In fiscal year 2000, Mr. Pagon received options under our restricted stock plan to purchase 682 shares. In fiscal year 2001, Mr. Verlin received options under our restricted stock plan to purchase 163 shares. Options granted pursuant to our restricted stock plan vest based upon years of service with us or our subsidiaries from the date of initial employment, as described in note 1 above.

(8) Unless otherwise indicated, the amounts listed represent our contributions under the U.S. 401(k) plan established for Pegasus' employees and the employees of our subsidiaries.

(9)      For fiscal years 2000, 2001 and 2002, $250,000, $416,805 and $250,000, respectively, were paid by us with respect to split dollar agreements entered into by Pegasus with the trustees of insurance trusts established by Mr. Pagon. The split dollar agreements provide that Pegasus will be repaid all amounts it expends for premiums, either from the cash surrender value or the proceeds of the insurance policies. For purposes of this table, the applicable SEC rules permit an alternative method to be presented: the dollar value of the benefit to Mr. Pagon determined based upon the net premium paid by Pegasus less the present value of the future recovery of the premium. The present value of the recovery of the premium may be calculated by taking the long term applicable federal rate and discounting the annual net premium by the number of years until a recovery is anticipated. Based upon an actuarial life expectancy for Mr. Pagon of 76 years and the applicable federal rate for the month of December for 2000, 2001, and 2002 of 5.98%, 5.05%, and 4.92%, respectively, under the alternative reporting methodology, the amounts reported in the table for 2000, 2001, and 2002 are $211,026, $326,304, and $190,818, respectively. The amounts paid by Pegasus for premiums and the amounts reported in the prior sentence under the alternative reporting methodology are presented in conformity with the SEC rules relating to this table and are not indicative of amounts includable in compensation pursuant to applicable IRS rules. See ITEM 13. Certain Relationships and Related Transactions--Split Dollar Agreements.

(10) The amount listed for Mr. Lodge in fiscal year 2002 represents the full dollar amount of premiums paid by Pegasus in connection with disability and life insurance policies.

                              Option Grants in 2002

         Pegasus granted options to employees to purchase a total of 146,252 shares during 2002, which were granted under Pegasus' Stock Option Plan. The amounts set forth below in the columns entitled "5%" and "10%" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

                                                                                                     Potential Realizable Value
                                                                                                     at Assumed Annual Rates of
                                                                                                      Stock Price Appreciation
                                                       Individual Grants                                  for Option Term
                               ---------------------------------------------------------------     -----------------------------
                                Number of      % of Total
                                Securities       Options
                                Underlying      Granted to         Exercise
                                 Options       Employees in          Price          Expiration
            Name               Granted (1)      Fiscal Year        Per Share           Date              5%                10%
            ----               -----------      -----------        ---------           ----              --                ---
Marshall W. Pagon...              50,000           34.2             $10.30           6/18/12       $  291,500        $   769,000

Ted S. Lodge........              25,000           17.1             $10.30           6/18/12       $  145,750        $   384,500

Howard E. Verlin....               5,000            3.4             $10.30           6/18/12       $   29,150        $    76,900

Scott A. Blank......               4,999            3.4             $10.30           6/18/12       $   29,144        $    76,885

John K. Hane........               4,999            3.4             $10.30           6/18/12       $   29,144        $    76,885

Karen M. Heisler....               4,999            3.4             $10.30           6/18/12       $   29,144        $    76,885

------------

(1) The included amounts represent the number of options issued on June 18, 2002, under Pegasus' Stock Option Plan. Options granted to executive officers under Pegasus' Stock Option Plan become exercisable as determined by a stock option plan committee organized pursuant to the plan. The options issued as part of the June 18, 2002, grant vest as follows: 25% on date of grant; an additional 2.083% on the 18th day of each calendar month starting on July 18, 2002, and ending on May 18, 2005; and an additional 2.095% on June 18, 2005.

         The table below shows aggregated stock option exercises by the named executive officers in 2002 and 2002 year end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of the underlying securities exceeds the exercise price of the option. The closing price of our Class A common stock on December 31, 2002, was $13.10 per share, as adjusted for our one-for-ten reverse stock split.

                              Aggregate Option Exercises in 2002 and 2002 Year-End Option Values

                                                                  Number of Securities            Value of the Unexercised
                                                                 Underlying Unexercised           In-the-Money Options at
                                                               Options at Fiscal Year End             Fiscal Year End
                            ------------------------------------------------------------------------------------------------
                                Shares
                              Acquired on       Value
Name                           Exercise        Realized       Exercisable    Unexercisable     Exercisable     Unexercisable
----                           --------        --------       -----------    -------------     -----------     -------------
Marshall W. Pagon...              0               --            125,930         36,251         $  52,497        $  87,503

Ted S. Lodge........              0               --             63,373         18,126         $  26,247        $  43,753

Howard E. Verlin....              0               --             45,400          5,626         $   5,247        $   8,753

Scott A. Blank......              0               --             10,917          7,580         $   5,247        $   8,750

John K. Hane........              0               --             10,887          10,610        $   5,247        $   8,750

Karen M. Heisler....              0               --              2,374          10,624        $   5,247        $   8,750

Compensation Committee Interlocks and Insider Participation

         During 2002, the compensation committee of the board of directors generally made decisions concerning executive compensation of executive officers. For fiscal year 2002, the compensation committee consisted of James J. McEntee, III, Harry F. Hopper III, and Robert F. Benbow. Mr. Benbow is associated with affiliates of Alta Communications that were formerly stockholders of Golden Sky. See ITEM 13. Certain Relationships and Related Transactions--Voting Agreement.

Employment Agreements

         Mr. Lodge serves as our President and Chief Operating Officer pursuant to an agreement effective as of June 1, 2002. The agreement is for a three year term and is automatically renewable for additional one year terms at the agreement's second anniversary and every anniversary thereafter, unless ninety days prior written notice of nonrenewal is given by Mr. Lodge or us. Under the agreement, Mr. Lodge receives an annual base salary that is subject to at least annual review by us and which may be increased but not decreased below its current amount. In addition, under the agreement, Mr. Lodge is eligible to participate in the 2002 STI Plan; is to receive supplemental life insurance and long term disability coverage with the cost of each coverage not to exceed $15,000 annually; and such other employee benefits and perquisites as are generally available to our executive officers. If Mr. Lodge's employment is terminated for any reason other than for cause, Mr. Lodge is entitled to an amount equal to two times his base salary (as is then in effect); an amount equal to two times the average amount of his annual award payments under the 2002 STI Plan; a lump sum payment to offset the taxable cost of COBRA coverage; and professional outplacement assistance. If we decline to renew this agreement, Mr. Lodge is entitled to receive a payment equal to his annual base salary (as is then in effect).

         If Mr. Lodge's employment is terminated any time six months prior to a change in control or within two years following a change of control and if he signs a waiver and release agreement, he will be entitled to receive certain severance benefits in a lump sum payment. The severance benefits would generally equal the sum of (1) three times his annual base salary and (2) three times the average annual amount of the annual award under our short term incentive plan for a specified three year period and (3) the aggregate taxable cost of the continued health benefits provided under the employment agreement but not paid by Mr. Lodge divided by 0.65. Also, Mr. Lodge will be entitled to receive (1) continued health coverage for three years after his termination, (2) professional outplacement assistance not to exceed $25,000, and (3) all of his options as if fully vested.

         In general under the employment agreement, a change of control is one or more of the following events: (1) the sale, lease, transfer, conveyance or other disposition of all or substantially all of our assets, (2) any Person becomes a beneficial owner of more of our voting stock than is at the time beneficially owned by Mr. Pagon and his related parties in the aggregate, (3) Mr. Pagon and his related parties collectively cease to beneficially own at least thirty percent of the combined voting power of all classes of voting stock of Pegasus, (4) Mr. Pagon and his related parties acquire, in the aggregate, beneficial ownership of more than 66-2/3% of the shares of the Class A common stock at the time outstanding, (5) certain changes are made to the composition of the board, or (6) a plan of liquidation or dissolution is adopted. The employment agreement also contains certain non-competition and confidentiality provisions.

Compensation of Directors

         Under our by-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. We currently pay our directors who are not our employees or officers an annual retainer of $10,000 plus $1,000 for each board meeting attended in person, $500 for each meeting of a committee of the board and $500 for each board meeting held by telephone. The annual retainer is payable, at each director's option, in cash or in the form of options to purchase our Class A common stock. We also reimburse each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

         On June 18, 2002, Robert F. Benbow, Harry F. Hopper III, James J. McEntee, III, Mary C. Metzger, William P. Phoenix and Robert N. Verdecchio, who were then all of our non-employee directors, each received options to purchase 100,000 shares of Class A common stock under our stock option plan at an exercise price of $1.03 per share, the closing price of the Class A common stock on June 17, 2002, the date prior to the date of the grant. As a result of our one-for-ten reverse stock split, effective December 31, 2002, the number of shares of Class A common stock subject to the options granted to each director has been adjusted to 10,000 and the exercise price has been adjusted to $10.30 per share. The options issued vested 25% on the date of the grant, with an additional 2.083% vesting on the eighteenth day of each calendar month from July 18, 2002 to May 18, 2005 and an additional 2.095% vesting on June 18, 2005. Each option is exercisable until June 18, 2012, the tenth anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


Principal Stockholders

         The following table sets forth information as of March 10, 2003 (unless otherwise indicated in the notes below) regarding the beneficial ownership of the Class A common stock and Class B common stock by (a) each stockholder known to Pegasus to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of the Class A common stock and Class B common stock, based upon Pegasus' records or the records of the Securities and Exchange Commission, (b) each director of Pegasus, (c) each of the named executive officers of Pegasus and (d) the directors and current executive officers of Pegasus as a group. Each share of Class B common stock is currently convertible at the discretion of the holders into an equal number of shares of our Class A common stock. Each of the stockholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated. Unless otherwise indicated, all share amounts and dollar amounts set forth in the table below have been adjusted to reflect a one for ten reverse stock split effected by us on December 31, 2002.

                                                     Pegasus Communications            Pegasus Communications
            Name and address of                       Class A Common Stock               Class B Common Stock          Voting
              Beneficial Owner                         Beneficially Owned               Beneficially Owned (19)         Power
              ----------------                        --------------------              -----------------------         -----

                                                           Shares             %          Shares        %                  %
                                                           ------             -          ------        -                  -
Marshall W. Pagon(1) (2)....................          1,390,818 (3)(4)      23.9        916,380(4)    100               68.5
Ted S. Lodge................................             74,798(5)           1.5             --        --                *
Howard E. Verlin............................             54,536 (6)          1.1             --        --                *
Scott A. Blank..............................            149,283 (7)          3.1             --        --                1.1
John K. Hane................................             11,661 (8)           *              --        --                *
Karen M. Heisler............................            134,601 (9)          2.8             --        --                1.0
Robert F. Benbow............................          1,396,450 (4)(10)     24.0        916,380(4)    100               68.6
James J. McEntee, III.......................             14,496 (11)          *              --        --                *
Mary C. Metzger.............................            250,732 (12)         5.0             --        --                1.8
Robert N. Verdecchio........................             25,425 (13)          *              --        --                *
Alta Communications VI, L.P. and related
  entities (14).............................          1,390,818 (4)         23.9        916,380(4)    100               68.5
FMR Corp. (15)..............................            630,577             13.2             --        --                4.5
John Hancock Financial Services, Inc. and
  related entities (16).....................            461,841              9.7             --        --                3.3
Par Capital Management Inc. (17)............            293,450              6.2             --        --                2.1
Directors and current executive officers as
  a group (18) (consists of 12 persons).....          1,994,429             32.1        916,380(4)    100               70.8

---------------------------
* Represents less than 1% of the outstanding shares of Class A common stock or less than 1% of the voting power, as applicable.

(1) The address of this person is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, Pennsylvania 19004.

(2) Pegasus Capital, L.P. holds 248,814 shares of Class B common stock. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P. and is deemed to be the beneficial owner of these shares. All of the 667,567 remaining shares of Class B common stock are owned by Pegasus Communications Holdings, Inc. and two of its subsidiaries. All the capital stock of Pegasus Communications Holdings, Inc. is held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. Therefore, apart from the voting agreement described in note 4 below, Mr. Pagon is the beneficial owner of 100% of Class B common stock with sole voting and investment power over all such shares.

(3) Includes 35,500 shares of Class A common stock owned directly by Pegasus PCS Partners, L.P. Mr. Pagon, Pegasus Capital, Ltd., Pegasus Capital L.P., Pegasus Communications Portfolio Holdings, Inc. and Pegasus PCS, Inc. are deemed to be beneficial owners of the shares. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P., which is the sole shareholder of Pegasus Communications Portfolio Holdings, Inc., the sole shareholder of Pegasus PCS, Inc., the general partner of Pegasus PCS Partners, L.P. Mr. Pagon and each of the entities named as beneficial owners of the 35,500 shares of Class A common stock disclaim beneficial ownership with respect to such shares, except to their respective pecuniary interests therein. Also includes the 916,380 shares of Class B common stock described in note 2 above which are convertible into shares of Class A common stock on a one for one basis, 130,096 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and 3,852 shares of Class A common stock which Mr. Pagon holds directly.

(4) As a consequence of being parties to the voting agreement described below in "ITEM 13. Certain Relationships and Related Transactions--Voting Agreement." Each of these parties is deemed to have shared voting power over certain shares beneficially owned by them in the aggregate for the purposes specified in the voting agreement. Therefore, the parties to the voting agreement will each be deemed to be the beneficial owner with respect to 916,380 shares of Class A common stock issuable upon conversion of all of the outstanding shares of Class B common stock beneficially owned by Mr. Pagon as described in note 2 above, the 169,448 additional shares of Class A common stock beneficially owned by Mr. Pagon as described in note 3 above and 304,990 shares of Class A common stock held in the aggregate by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S LLC as described in note 14 below.

(5) This includes 300 shares of Class A common stock owned by Mr. Lodge's wife, of which Mr. Lodge disclaims beneficial ownership, and 65,458 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(6) This includes 45,818 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(7) This includes 129,181 shares of Class A common stock held in Pegasus' 401(k) plans over which Mr. Blank and Ms. Heisler share voting power in their capacities as co-trustees and 13,810 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(8) This includes 11,304 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(9) This includes 129,181 shares of Class A common stock held in Pegasus' 401(k) plans over which Ms. Heisler and Mr. Blank share voting power in their capacities as co-trustees and 5,420 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(10) The information for Mr. Benbow includes 5,632 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and all shares of Class A common stock held by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm. S By S LLC as described below in note 14. Mr. Benbow is a general partner of Alta Communications VI, L.P. and Alta Subordinated Debt Partners III, L.P. Alta-Comm. S By S LLC is required to invest in the same securities as Alta Communications VI, L.P. Mr. Benbow disclaims beneficial ownership of all shares held directly by those entities, except for his pecuniary interest therein. The address of this person is 200 Clarendon Street, Floor 51, Boston, Massachusetts 02116.

(11) This includes 9,658 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and 200 shares held beneficially by Mr. McEntee's wife, of which Mr. McEntee disclaims beneficial ownership.

(12) This includes 40,000 shares of Class A common stock held by Personalized Media & Communications, L.L.C. of which Ms. Metzger is Chairman and warrants for 200,000 shares of Class A common stock exercisable by Personalized Media Communications, L.L.C. Ms. Metzger disclaims beneficial ownership of all shares held directly by Personalized Media, except for her pecuniary interest therein. Also includes 9,032 shares of Class A common stock, which are issuable upon the exercise of the vested portion of outstanding stock options. The address of Ms. Metzger is 110 East 42nd Street, Suite 1704, New York, New York, 10017.

(13) This includes 21,897 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(14) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 13, 2003. This includes the following number of shares of Class A common stock held by the designated entity: Alta Communications VI, L.P. (187,803); Alta Subordinated Debt Partners III, L.P. (112,909); and Alta-Comm. S By S LLC (4,278). The address for such entities is 200 Clarendon Street, Floor 51, Boston, Massachusetts 02116.

(15) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003. The entity has sole power to vote or to direct the vote of 853 shares. The address of this entity is 82 Devonshire Street, Boston, Massachusetts 02109.

(16) Based on information provided pursuant to an amendment to Schedule 13G filed jointly by John Hancock Financial Services, Inc., its direct, wholly owned subsidiary, John Hancock Life Insurance Company, and its indirect subsidiaries, John Hancock Subsidiaries LLC, The Berkeley Financial Group, LLC and John Hancock Advisers, LLC with the Securities and Exchange Commission on January 31, 2003. John Hancock Advisers, LLC has direct beneficial ownership of, the sole power to vote or to direct the vote, and sole power to dispose or direct the disposition of, all 461,841 shares. Through their parent subsidiary relationship with John Hancock Advisers, LLC, John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Subsidiaries LLC and The Berkeley Financial Group, LLC each have indirect beneficial ownership of the 461,841 shares. The address of John Hancock Financial Services, Inc., John Hancock Life Insurance Company and John Hancock Subsidiaries LLC is John Hancock Place, P.O. Box 111, Boston, MA 02117. The address of The Berkeley Financial Group, LLC and John Hancock Advisers, LLC is 101 Huntington Avenue, Boston, MA 02199.

(17) Based on information provided pursuant to an amendment to Schedule 13G filed jointly by Par Investment Partners, L.P., Par Group, L.P. and Par Capital Management, Inc. with the Securities and Exchange Commission on April 15, 2002. The address of Par Investment Partners, L.P., Par Group, L.P. and Par Capital Management, Inc. is One Financial Center, Suite 1600, Boston, MA 02111.

(18) This includes 329,300 shares of Class A common stock which are issuable upon the vested portion of outstanding stock options.

         The following table sets forth certain information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                         Equity Compensation Plan Information

                                                                                            Number of securities
                                                                                           remaining available for
                               Number of securities to be        Weighted-average       future issuance under equity
                                 issued upon exercise of         exercise price of           compensation plans
                                  outstanding options,         outstanding options,         (excluding securities
                                   warrants and rights          warrants and rights       reflected in column (a))
Plan Category                              (a)                          (b)                          (c)
-------------                 -----------------------------    --------------------      ---------------------------
Equity compensation
   plans approved by
   security holders...........           612,941                      $147.06                    701,473(1)

Equity compensation
   plans not approved by
   security holders...........                 0                            0                          0

(1) Includes 296,607 shares of Class A common stock available under our Stock Option Plan; 133,363 shares of Class A common stock available under our restricted stock plan; and 271,503 shares of Class A common stock subject to purchase under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Split Dollar Agreements

         In December 1996 and December 2001, we entered into a split dollar agreements with the trustees of insurance trusts established by Marshall W. Pagon. Under the split dollar agreements, we agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trusts. The agreements provide that we will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. The full-dollar value of premiums paid by our company amounted to $250,000, $416,805 and $250,000 in each of the years of, 2000, 2001 and 2002 respectively.

Relationship with W.W. Keen Butcher and Affiliated Entities

         We entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, we agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities and the minority owner. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher for the acquisition of television broadcast stations to be programmed by us pursuant to local marketing agreements. Pursuant to this arrangement, at December 31, 2002, Pegasus had provided collateral of $8.3 million with respect to the bank loans. The Butcher companies are required to repay the bank loans with proceeds received from the disposition of assets.

         Under this arrangement, in 1998, we sold to one of the Butcher companies the FCC license for the television station then known as WOLF for $500,000 and leased certain related assets to the Butcher company, including leases and subleases for studio, office, tower and transmitter space and equipment, for ongoing rental payments of approximately $18,000 per year plus operating expenses. WOLF is now known as WSWB and is one of the television stations serving the Wilkes-Barre/Scranton, Pennsylvania designated market area that is programmed by a subsidiary of Pegasus Satellite. Mr. Butcher and the minority owner borrowed the $500,000 under the loan collateral arrangement described above. Concurrently with the closing under the agreement described above, one of the Butcher companies assumed a local marketing agreement, under which a subsidiary of Pegasus Satellite provides programming to WSWB and retains all revenues generated from advertising in exchange for payments to the Butcher company of $4,000 per month plus reimbursement of certain expenses. The term of the local marketing agreement is three years, with two three year automatic renewals. The Butcher company also granted us an option to purchase the station license and assets if it becomes legal to do so for the costs incurred by the Butcher company relating to the station, plus compound interest at 12% per year.

         On July 2, 1998, we assigned to one of the Butcher companies our option to acquire the FCC license for television station WFXU, which rebroadcasts WTLH pursuant to a local marketing agreement with us. The Butcher company paid us $50,000 for the option. In May 1999, the Butcher company purchased the station and assumed the obligations under the local marketing agreement with our company. The Butcher company borrowed the $50,000 under the loan collateral arrangement, and granted us an option to purchase the station on essentially the same terms described above for WOLF. We have exercised this option and acquired WFXU in April 2002 for $250,914.

         We currently provide programming under a local marketing agreement to television station WPME. Under the local marketing agreement, we also hold an option to purchase WPME. One of the Butcher companies acquired WPME and the FCC license from the prior owner in February 2001.

          On April 10, 2003, one of the Butcher Companies entered into an agreement to sell to a buyer unaffiliated with us an FCC construction permit and associated assets relating to a proposed television station in Vicksburg, Mississippi. We hold an option to acquire the construction permit. The agreement provides that we will receive a fee of approximately $1.4 million for waiving our option, and the Butcher company will receive approximately $2.7 million. Approximately 80% of those amounts were paid at an initial closing anticipated to close in late April or early May 2003, and the balance is to be paid at a second closing expected to occur in the third quarter of 2003 after FCC approval for the transfer of the construction permit. The amounts received and to be received by the Butcher company were and will be used to repay a portion of its bank loans, as required under the arrangement described above, and a corresponding amount of our collateral for those loans was and will be released to us.

         We believe that all of the transactions described above were done at fair value and that any future transactions that may be entered into with the Butcher companies or similar entities will also be done at fair value.

Voting Agreement

         In connection with our acquisitions of Digital Television Services, Inc. in 1998 and of Golden Sky Holdings, Inc. in 2000, some of the principal stockholder groups of those two companies entered into, and later amended, a voting agreement with our company and Mr. Pagon. The voting agreement provided those stockholder groups the right to designate members of our board of directors and required Mr. Pagon to cause all shares whose vote he controlled of the company's Class A and Class B common stock prior to our February 2001 reorganization and all shares whose vote he controls of Pegasus's Class A and Class B common stock after the reorganization to be voted to elect those designees.

         Because of later events, only affiliates of Alta Communications currently have the right to designate a director to Pegasus's board of directors. They have designated Mr. Benbow. Under the amended voting agreement, Mr. Pagon has the right to designate four directors to our board of directors. His designees are currently himself, Messrs. Lodge and Verdecchio.

Communications License Reauction

         Pegasus PCS Partners, L.P., a partnership owned and controlled by Marshall W. Pagon, held two personal communications system licenses in Puerto Rico. In August 1999, Pegasus Development Corporation made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. We did not meet the qualification criteria for the FCC's re-auction in which Pegasus PCS Partners acquired one of its two licenses. Pegasus Satellite's interest in Pegasus PCS Partners was distributed to our company in connection with the February 2001 holding company reorganization as a result of the distribution of the stock of Pegasus Development Corporation from Pegasus Satellite to our company. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

Licensing Arrangement with Personalized Media Communications, L.L.C.

         On January 13, 2000, our wholly owned subsidiary, Pegasus Development Corporation, entered into a licensing arrangement with Personalized Media Communications, L.L.C. Personalized Media is an advanced communications technology company that owns an intellectual property portfolio consisting of seven issued U.S. patents and over 10,000 claims submitted in several hundred pending U.S. patent applications. A majority of pending claims are based on a 1981 filing date, with the remainder based on a 1987 filing date. Mary C. Metzger, Chairman of Personalized Media and a member of our board of directors, and John C. Harvey, Managing Member of Personalized Media and Ms. Metzger's husband, own a majority of and control Personalized Media as general partners of the Harvey Family Limited Partnership.

         Personalized Media granted Pegasus Development Corporation an exclusive license for the distribution of satellite based services using Ku band BSS frequencies at the 101(degree), 110(degree) and 119(degree) west longitude orbital locations and Ka band FSS frequencies at the 99(degree), 101(degree), 103(degree) and 125(degree) west longitude orbital locations, which frequencies have been licensed by the FCC to affiliates of Hughes Electronics Corporation. In addition, Personalized Media granted to Pegasus Development Corporation the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with other frequencies that may be licensed to Pegasus Development Corporation in the future.

         The license granted by Personalized Media provides rights to all claims covered by Personalized Media's patent portfolio, including functionality for automating the insertion of programming at a DBS uplink, the enabling of pay per view buying, the authorization of receivers, the assembly of records of product and service selections made by viewers including the communication of this information to billing and fulfillment operations, the customizing of interactive program guide features and functions made by viewers and the downloading of software to receivers by broadcasters. Pegasus Development Corporation has paid license fees to Personalized Media of $100,000 per year in 2001, 2002 and 2003.

         In connection with the licensing arrangement, Pegasus Development Corporation paid approximately $14.3 million in cash, 40,000 shares of our Class A common stock and warrants to purchase 200,000 shares of our Class A common stock at an exercise price of $450.00 per share and with a term of ten years, in each case as adjusted for our one-for-ten reverse stock split effective as of December 31, 2002.

Other Transactions

         In 1999, we loaned $199,999 to Nicholas A. Pagon, our former Senior Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon was required to use half of the proceeds of the loan to purchase shares of our Class A common stock, and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion. Mr. Pagon resigned from our company as of March 23, 2001. The loan remains outstanding, with a balance of approximately $252,875 at December 31, 2002, consisting of principal and cumulative interest to that date.

          Pegasus Communications Management Company (PCMC, a subsidiary) has from time to time provided accounting and administrative services to companies affiliated with Marshall W. Pagon and has paid certain expenses on behalf of the affiliated companies which expenses have been reflected on [our/Pegasus Satellite's] books and financial statements as receivables from the affiliated companies. These receivables are primarily comprised of legal, accounting, and corporate organizational fees charged by third parties and paid by PCMC and of allocations to the affiliated companies by PCMC of a portion of PCMC's accounting and overhead costs. Since the beginning of the 2002 fiscal year, the largest amount of receivables outstanding at any time was approximately $768,000. As of December 31, 2002, the aggregate amount of receivables outstanding was $627,332. As of the date of this report, the aggregate amount of receivables outstanding was $497,050. No interest was charged with respect to amounts outstanding from time to time.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

             (1) Financial Statements

                 The financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

             (2) Financial Statement Schedules

                 Schedule II - Valuation and Qualifying Accounts........    S-1

                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (3) Exhibits

Exhibit Number          Description of Document
--------------          -----------------------

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

4.10 Form of 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.9 above).

4.11 Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.8 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission April 3, 2002).

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

21.1*                   Subsidiaries of Pegasus Communications Corporation.

23.1*                   Consent of PricewaterhouseCoopers LLP.

24.1*                   Power of Attorney (included on Signatures page).

99.1**                  Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

99.2**                  Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

99.3***                 Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

99.4***                 Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

----------------
*     Previously filed.
** Previously furnished in accordance with interim filing guidance provided by SEC Release No. 33-8212.
*** Furnished in accordance with interim filing guidance provided by SEC Release No. 33-8212.

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

                                            PEGASUS COMMUNICATIONS CORPORATION


                                            By: /s/ Scott A. Blank
                                                --------------------------------
                                                Scott A. Blank
                                                Senior Vice President

Date: April 30, 2003

                                  CERTIFICATION

I, Marshall W. Pagon, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Pegasus Communications Corporation;

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



April 30, 2003

                                                       /s/ Marshall W. Pagon
                                                       -------------------------
                                                       Marshall W. Pagon
                                                       Chief Executive Officer

                                  CERTIFICATION

I, Joseph W. Pooler, Jr., certify that:

    1. I have reviewed this annual report on Form 10-K/A of Pegasus Communications Corporation;

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


April 30, 2003


                                                /s/ Joseph W. Pooler, Jr.
                                                --------------------------------
                                                Joseph W. Pooler, Jr.
                                                Senior Vice President of Finance

                                  EXHIBIT INDEX

Exhibit Number     Description of Document
--------------     -----------------------

99.3               Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

99.4               Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.