Form 10-Q
period 2003-03-31
PEGASUS COMMUNICATIONS CORP /
filed 2003-05-14
CIK 1135338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from__________ to __________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No /X/

         Number of shares of each class of the registrant's common stock outstanding as of May 9, 2003:
         Class A, Common Stock, $0.01 par value   4,758,481
         Class B, Common Stock, $0.01 par value     916,380
         Non-Voting Common Stock, $0.01 par value         -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2003

                                                                            Page
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
           March 31, 2003 and December 31, 2002                                4

         Consolidated Statements of Operations and Comprehensive Loss
           Three months ended March 31, 2003 and 2002                          5

         Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 2003 and 2002                          6

         Notes to Consolidated Financial Statements                            7

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                18

 Item 3. Quantitative and Qualitative Disclosures About Market Risk           27

 Item 4. Controls and Procedures                                              27

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                    28

 Item 3. Defaults Upon Senior Securities                                      28

 Item 6. Exhibits and Reports on Form 8-K                                     29

 Signatures                                                                   30

 Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Pegasus Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                 March 31,    December 31,
                                                                   2003           2002
                                                                ----------     ----------
                                                                        (unaudited)
Currents assets:
   Cash and cash equivalents                                    $   52,564     $   59,814
   Accounts receivable, net
     Trade                                                          21,671         27,238
     Other                                                          10,821          9,521
   Deferred subscriber acquisition costs, net                       14,242         15,706
   Prepaid expenses                                                  6,396          8,204
   Other current assets                                              7,332          7,730
                                                                ----------     ----------
     Total current assets                                          113,026        128,213
Property and equipment, net                                         84,905         85,062
Intangible assets, net                                           1,705,091      1,737,584
Other noncurrent assets                                            153,638        159,929
                                                                ----------     ----------
              Total                                             $2,056,660     $2,110,788
                                                                ==========     ==========
Current liabilities:
   Current portion of long term debt                            $    3,931     $    5,752
   Accounts payable                                                 13,181         16,773
   Accrued interest                                                 22,213         35,526
   Accrued programming fees                                         56,915         57,196
   Accrued commissions and subsidies                                40,277         40,191
   Other accrued expenses                                           32,991         32,692
   Other current liabilities                                         6,846          7,201
                                                                ----------     ----------
     Total current liabilities                                     176,354        195,331
Long term debt                                                   1,286,681      1,283,330
Other noncurrent liabilities                                        45,030         46,169
                                                                ----------     ----------
   Total liabilities                                             1,508,065      1,524,830
                                                                ----------     ----------
Commitments and contingent liabilities  (see Note 13)
Redeemable preferred stocks                                        212,374        209,211
Reedemable preferred stock of subsidiary                           100,018         96,526
Minority interest                                                    2,343          2,157
Common stockholders' equity:
   Common stock                                                         61             61
   Other common stockholders' equity                               233,799        278,003
                                                                ----------     ----------
     Total common stockholders' equity                             233,860        278,064
                                                                ----------     ----------
   Total                                                        $2,056,660     $2,110,788
                                                                ==========     ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                    (In thousands, except per share amounts)

                                                                         Three Months Ended March 31,
                                                                              2003           2002
                                                                           ---------      ---------
                                                                                  (unaudited)
Net revenues:
   DBS                                                                     $205,546       $214,724
   Broadcast and other operations                                             7,572          7,005
                                                                           --------       --------
     Total net revenues                                                     213,118        221,729
Operating expenses:
   DBS
     Programming                                                             93,256         96,318
     Other subscriber related expenses                                       44,675         51,741
                                                                           --------       --------
       Direct operating expenses (excluding depreciation and                137,931        148,059
         amortization shown below)
     Promotions and incentives                                                2,878          1,743
     Advertising and selling                                                  5,726          8,301
     General and administrative                                               6,373          7,917
     Depreciation and amortization                                           41,986         39,450
                                                                           --------       --------
       Total DBS                                                            194,894        205,470
   Broadcast and other operations (including depreciation and
     amortization of $754 for 2003 and $919 for 2002)                         7,831          7,482
   Corporate and development expenses (including depreciation and
     amortization of $4,065 for 2003 and $7,943 for 2002)                     8,084         13,487
   Other operating expenses, net                                              8,010          9,465
                                                                           --------       --------
     Loss from operations                                                    (5,701)       (14,175)
Interest expense                                                            (36,551)       (36,052)
Interest income                                                                 150            218
Other nonoperating income, net                                                1,354          1,126
                                                                           --------       --------
      Loss before equity in affiliates, income taxes, and
        discontinued operations                                             (40,748)       (48,883)
Equity in (losses) earnings of affiliates                                    (3,122)           176
Net benefit for income taxes                                                 (2,729)       (18,351)
                                                                           --------       --------
     Loss before discontinued operations                                    (41,141)       (30,356)
Discontinued operations:
  Income (loss) from discontinued operations (including gain on disposal of $7,639 in 2003), net of income tax (expense) benefit
    of $(2,729) and $849, respectively                                        4,454         (1,384)
                                                                           --------       --------
     Net loss                                                               (36,687)       (31,740)
Other comprehensive loss:
  Unrealized loss on marketable equity securities, net of income tax
    benefit of $1,315                                                             -         (2,146)
                                                                           --------       --------
     Comprehensive loss                                                    $(36,687)      $(33,886)
                                                                           ========       ========
Basic and diluted per common share amounts:
  Loss from continuing operations, including $6,656 and $7,989, respectively, representing preferred stock dividends and
    accretion                                                               $ (8.38)       $ (6.42)
  Discontinued operations                                                      0.78          (0.23)
                                                                            -------        -------
  Net loss applicable to common shares                                      $ (7.60)       $ (6.65)
                                                                            =======        =======
  Weighted average number of common shares outstanding                        5,706          5,970
                                                                            =======        =======

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Three Months Ended March 31,
                                                                2003           2002
                                                              ---------     ----------
                                                                     (unaudited)

Net cash used by operating activities                          $(7,972)     $  (4,691)
                                                               -------      ---------
Cash flows from investing activities:
   DBS equipment capitalized                                    (5,384)        (6,039)
   Other capital expenditures                                     (600)        (1,408)
   Proceeds from sale of broadcast station                      10,965              -
   Other                                                            98              -
                                                               -------      ---------
Net cash provided by (used for) investing activities             5,079         (7,447)
                                                               -------      ---------
Cash flows from financing activities:
   Repayments of term loan borrowings                             (846)          (687)
   Repayment of revolving credit facility                            -        (80,000)
   Repayments of other long term debt                           (2,278)        (5,879)
   Purchases of common stock                                    (1,223)             -
   Redemption of preferred stock                                     -         (5,717)
   Other                                                           (10)          (289)
                                                               -------      ---------
Net cash used for financing activities                          (4,357)       (92,572)
                                                               -------      ---------
Net decrease in cash and cash equivalents                       (7,250)      (104,710)
Cash and cash equivalents, beginning of year                    59,814        144,673
                                                               -------      ---------
Cash and cash equivalents, end of period                       $52,564      $  39,963
                                                               =======      =========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

         All references to "we," "us," and "our" refer to Pegasus Communications Corporation, together with its direct and indirect subsidiaries. "PCC" refers to Pegasus Communications Corporation individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., one of our direct wholly owned subsidiaries. "PDC" refers to Pegasus Development Corporation, another of our direct wholly owned subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization.

         We are highly leveraged. At March 31, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding of $1.6 billion. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         For the three months ended March 31, 2003 and 2002, the DBS business had income from operations of $10.7 million and $9.3 million, respectively. We attribute the improvement in the current year to our DBS business strategy. Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our DBS business strategy has resulted in an increase in income from operations, it has also resulted in decreases in the number of subscribers for the three months ended March 31, 2003 and a decrease in DBS net revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In the near term, our DBS business strategy may result in further decreases in the number of our DBS subscribers and our DBS net revenues when compared to prior periods, but we believe that our results from operations for the DBS business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         We have not declared or paid the quarterly dividends on PCC's Series C preferred stock after January 31, 2002, the annual dividends on PCC's Series D and E preferred stocks that were payable January 1, 2003, and the semiannual dividends on PSC's 12-3/4% series preferred stock after January 1, 2002. See Notes 3 and 4 for further information.

         We have received notice of redemption from holders for $10.0 million of the Series E preferred stock after the dividends on the Series C preferred stock became in arrears. Additionally, in February 2003, $6.1 million of outstanding liquidation value, excluding accrued dividends, for Series D preferred stock became eligible for redemption by holders. We are not permitted nor obligated to redeem the shares of Series D and E while dividends on the Series C preferred stock, which is senior to these series, are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default. See Note 3 for further information.

         We are involved in significant litigation. See Note 13 for further information.

2.   Basis of Presentation

         The unaudited financial statements herein include the accounts of PCC and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and comprehensive loss and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

         We account for stock options and restricted stock issued using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                            Three Months
                                                                           Ended March 31,
                                                                          2003         2002
                                                                       ---------    ---------
Net loss, as reported                                                  $(36,687)    $(31,740)
Stock based employee compensation expense, net of income tax,
  determined under fair value method                                       (852)        (623)
                                                                       --------     --------
Net loss, pro forma                                                    $(37,539)    $(32,363)
                                                                       ========     ========
Basic and diluted per common share amounts (see Note 8):
Net loss applicable to common shares, as reported                        $(7.60)      $(6.65)
Net loss applicable to common shares, pro forma                           (7.75)       (6.76)

         No actual stock based employee compensation expense had been recorded within the periods included the table.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Redeemable Preferred Stocks

         The increase in the aggregate carrying amount from December 31, 2002 to March 31, 2003 was due to dividends accrued during the period.

         At the discretion of our board of directors as permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock ("Series C"), our board of directors has not declared or paid any of the scheduled quarterly dividends for this series after January 31, 2002. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series C accrue without interest. The total amount of dividends in arrears on Series C at March 31, 2003 was $11.7 million. An additional $2.9 million of dividends payable on April 30, 2003 also were not declared or paid and became in arrears on that date. Unless full cumulative dividends in arrears have been paid or set aside for payment, PCC, but not its subsidiaries, may not, with certain exceptions, with respect to capital stock junior to or on a parity with Series C: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

         While dividends are in arrears on preferred stock senior to the Series D junior convertible participating ("Series D") and Series E junior convertible participating ("Series E") preferred stocks, our board of directors may not declare or pay dividends or redeem shares for these series. Series C preferred stock is senior to these series. Because dividends on the Series C preferred stock are in arrears, the annual dividends scheduled to be declared and paid for these series on January 1, 2003 of $500 thousand and $400 thousand, respectively, were not declared or paid and became in arrears on that date. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series D and E accrue without interest.

         We have received notice of redemption from holders for 10,000 shares of Series E preferred stock amounting to $10.0 million of outstanding liquidation value, excluding accrued dividends, after the dividends on the Series C preferred stock became in arrears. Additionally, in February 2003, 6,125 shares of Series D amounting to $6.1 million of outstanding liquidation value, excluding accrued dividends, became eligible for redemption by holders. We are not permitted nor obligated to redeem the shares of Series D and E while dividends on the Series C preferred stock, which is senior to these series, are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default.

4.   Redeemable Preferred Stock of Subsidiary

         This represents PSC's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series"). The increase in the carrying amount from December 31, 2002 to March 31, 2003 was due to dividends accrued during the period.

         At the discretion of our board of directors as permitted by the certificate of designation for this series, our board of directors has not declared or paid any of the scheduled semiannual dividends for this series after January 1, 2002. Dividends in arrears to unaffiliated parties at March 31, 2003 were $11.9 million, with accrued interest thereon of $875 thousand. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, with respect to capital stock junior to the series: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Common Stock

         The number of shares of PCC's Class A common stock at March 31, 2003 was 5,200,638 issued and 4,772,634 outstanding, and at December 31, 2002 was 5,173,788 issued and 4,842,744 outstanding. The change in the number of shares outstanding during the three months ended March 31, 2003 was as follows:

Shares issued for employee benefit and award plans              23,101
Shares issued upon exercise of stock options                     3,749
Shares repurchased                                             (96,960)

         The aggregate amount paid for the shares purchased during the three months ended March 31, 2003 was $1.2 million. An additional 42,700 shares have been purchased since March 31, 2003 for an aggregate of $805 thousand.

         In connection with amounts to be funded under a term loan commitment received by a newly formed subsidiary of PSC (see Note 7), up to 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock of PCC may be issued by PCC at an exercise price of $16.00 per share. The number of shares that the warrants are exercisable for and the exercise price are subject to certain antidilution adjustments. Warrants issued would expire in seven years from the date of the initial issuance of warrants under this arrangement. In certain circumstances, the nonvoting common stock received upon exercise of the warrants may be exchanged for an equal number of shares of Class A common stock. Under this warrant arrangement, PCC has the obligation to repurchase or exchange, at its option, its marketable capital stock, as defined in the arrangement, for stock issued upon exercise of the warrants upon notice by holders of such stock. Closing and funding of the term loans has not yet occurred, thus no warrants have been issued.

         No dividends were declared or paid for common stocks during the three months ended March 31, 2003.

6.   Changes in Other Stockholders' Equity

         The change in other stockholders' equity from December 31, 2002 to March 31, 2003 consisted of (in thousands):

Net loss                                                            $(36,687)
Increase (decrease) to additional paid in capital for:
   Common stock issued                                                   363
   Preferred stock dividends accrued and accretion
     associated with preferred stocks                                 (6,656)
Common stock repurchased and held in treasury                         (1,224)

7.   Long Term Debt

         All principal amounts borrowed by PM&C under its revolving credit facility were repaid during the three months ended March 31, 2003. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $61.4 million at March 31, 2003. At March 31, 2003, the commitment for the revolving credit facility was permanently reduced as scheduled by the terms of the facility by $14.1 million to $154.7 million. The commitment is scheduled to be further reduced by $14.1 million on June 30, 2003. Availability under the revolving credit facility at March 31, 2003 was $93.3 million.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         PM&C repaid $688 thousand of principal outstanding under its term loan facility during the three months ended March 31, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $268.8 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term loan facility was 4.8% and 5.3% at March 31, 2003 and December 31, 2002, respectively.

         PM&C repaid $158 thousand of principal outstanding under its incremental term loan facility during the three months ended March 31, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $62.7 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the incremental term loan facility was 4.8% and 5.3% at March 31, 2003 and December 31, 2002, respectively.

         In April 2003, a newly formed subsidiary of PSC entered into an agreement for a commitment for up to $100.0 million of original principal in term loan financing from a group of institutional lenders. The commitment expires on June 1, 2003, but may be extended to July 1, 2003. The commitment period in which funds may be drawn expires the later of December 31, 2003 or 180 days from the date that funds are initially drawn. If drawn, loans will have a six year term from the date that funds are initially drawn and an interest rate of 12.5% per annum, with 6% payable in cash quarterly and 6.5% to be accrued and added to principal and paid at loan maturity. Amounts borrowed that are repaid may not be reborrowed. Outstanding principal may be repaid prior to its maturity date, but principal repaid within three years will bear a premium as specified in the agreement. Proceeds of the funds drawn would be available to redeem or repurchase debt and equity securities, subject to certain conditions. Up to 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock of PCC may be issued by PCC in connection with amounts funded under this commitment. Closing and funding of the term loans are subject to consent by lenders to PM&C's credit agreement.

         In May 2003, PSC issued $66.5 million principal amount of its 11-1/4% senior notes due January 2010 in exchange for an aggregate equivalent principal amount of its outstanding notes, consisting of $21.9 million principal amount of 9-5/8% senior notes due October 2005, $13.8 million principal amount of 12-3/8% senior notes due August 2006, $1.8 million principal amount of 9-3/4% senior notes due December 2006, and $29.0 million principal amount of 12-1/2% senior notes due August 2007. Interest accrued to the date of the exchange of $1.8 million on the notes received in the exchange was paid in cash. The principal effect of this exchange was to extend the maturity of $66.5 million of principal outstanding. The difference in the aggregate amount of interest expense to be incurred and cash interest to be paid resulting from this exchange is favorable but nominal through the date of the earliest maturity of the notes received in the exchange. The incremental aggregate interest expense to be incurred and cash interest to be paid after the maturity date of the respective notes received will be 11-1/4% of the principal amount of the notes issued. The terms and conditions of the 11-1/4% notes issued in the exchange are the same as those contained in the indenture for the notes of this series already outstanding.

8.   Per Common Share Amounts

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at March 31, 2003 was 1.2 million.

         Dividends and accretion on preferred stocks adjust net income or loss and results from continuing operations to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        Three Months Ended
                             March 31,
                         2003        2002
                        ------     --------
Accrued dividends       $6,130     $10,406
Deemed dividends                    (2,441)
Accretion                  526          24
                        ------     -------
                        $6,656     $ 7,989
                        ======     =======

9.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                                 2003      2002
                                                                                ------    -------
Preferred stock dividends accrued and accretion                                 $6,656    $ 7,989
Payment of 12-3/4% series preferred stock dividends with like kind shares            -     11,026
Payment of other preferred stock dividends with common stock                         -      5,207
Net change in other comprehensive loss                                               -      2,146

10.  Income Taxes

         In the first quarter 2003, we recorded an increase of $12.8 million to the valuation allowance recorded against the net deferred income tax asset balance at March 31, 2003. The increase to the valuation allowance was a charge to income taxes that partially offset income tax benefits provided by net operating losses in arriving at the net income tax benefit on the loss from continuing operations of $2.7 million. The net deferred income tax asset balance at March 31, 2003 was $55.4 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to bring the net deferred income tax asset balance to zero at March 31, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the net deferred income tax asset will not be realized. The effect of the valuation allowance lowered our overall effective income tax rate on continuing operations for the three months ended March 31, 2003 to 6.22%, compared to the overall effective income tax rate on continuing operations at December 31, 2002 of 17.04%.

11.  Dispositions

         In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party for a purchase price of $11.5 million in cash. As of March 31, 2003, proceeds of the sale, net of costs related to the sale, were $11.0 million, and a gain on the sale of $7.6 million was recorded. Ultimate net proceeds from and gain on the sale are subject to later adjustment for contract termination costs and fees and other services related to the sale that are yet to be finalized. The operations for this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         Prior to March 31, 2003, we had established our intent and ability to sell two of our broadcast television stations that are located in Mississippi to an unaffiliated party for an aggregate of $13.4 million in cash. The sale of the nonlicense assets and related liabilities of the stations closed on April 30, 2003. The sale and transfer of the license assets of the stations will occur upon approval by the Federal Communications Commission ("FCC") of this portion of the sale, which we expect to occur in the third

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter 2003. The aggregate proceeds received on April 30, 2003, net of costs of the sale, were $10.3 million. Gain or loss on the nonlicense assets and related liabilities portion of the sale is pending subject to final determination of the carrying amounts of assets and liabilities related to the sale. The operations of these stations are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         In a separate but concurrent transaction to the sale of the Mississippi stations, we waived our rights under an option agreement to acquire a construction permit held by KB Prime Media and consented to the sale of the construction permit by KB Prime Media to an unaffiliated party. As consideration for our consent, we will receive an aggregate of $1.4 million upon the sale of the construction permit, of which $1.2 million was received on April 30, 2003. An aggregate of $2.7 million of our cash that collateralizes certain debt of KB Prime Media that is to be repaid with its proceeds from the sale of the construction permit will become unrestricted, of which $2.1 million became unrestricted on April 30, 2003. The receipt of the remaining portion of the consent consideration and release of the remaining portion of the collateral will occur when the FCC approves the sale of the construction permit, which is expected in the third quarter 2003. PSC is party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall W. Pagon, chairman of the board of directors and chief executive officer of PSC and PCC. KB Prime Media is one of the KB Companies.

         Aggregate assets and liabilities associated with the broadcast television stations above were not significant to our financial position to show separately as held for sale on the balance sheet, but such have been included therein in other current and noncurrent assets and liabilities as appropriate.

         We ceased operating our Pegasus Express business in 2002. Accordingly, the operations for this business for 2002 are classified as discontinued in the statement of operations and comprehensive loss. There were no assets or liabilities of this business contained in the balance sheet at December 31, 2002.

         Aggregate revenues and pretax income (loss), including a net gain of $7.6 million in 2003, for discontinued operations were as follows (in thousands):

                             Three Months Ended
                                  March 31,
                             2003          2002
                            ------       --------
Revenues                    $1,153       $ 2,498
Pretax income (loss)         7,183        (2,233)

12.  Industry Segments

         Our only reportable segment at March 31, 2003 was our DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.7 billion at March 31, 2003, which were not significantly different from those at December 31, 2002.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Commitments and Contingent Liabilities

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

         On July 3, 2002, the court granted a motion for summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by PDC and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation ("Hughes"), Thomson Consumer Electronics ("Thomson"), and Philips Electronics North America Corporation ("Philips"). See below for further information on this litigation. In February 2003, the United States District Court, District of Delaware granted PDC's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. The NRTC filed a motion with the United States District Court, Central District of California to reconsider its July 3, 2002

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. That motion is scheduled for hearing June 2, 2003.

Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV's motion for partial summary judgment on its term counterclaim. On June 20, 2001, PST and GSS filed a second amended complaint, updating the claims asserted in the earlier complaints.

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

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. These motions were

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

argued on May 5, 2003 and have been taken under submission by the United States District Court, Central District of California.

         Pursuant to the court's order of December 17, 2002, the parties stipulated on December 20, 2002 to participate in mediation proceedings presided over by a mutually agreeable mediator. The mediation is ongoing.

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit (but excluding the indemnity lawsuits), are pending before the same judge. The court has set a trial date of June 3, 2003, although it is not clear which of the lawsuits will be tried together.

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

         The Judicial Panel on Multidistrict Litigation subsequently transferred Thomson's antitrust/unfair competition counterclaims to an ongoing Multidistrict Litigation in the United States District Court for the Northern District of Georgia. The Panel found that these counterclaims presented common questions of fact with actions previously consolidated for pretrial proceedings in the Northern District of Georgia and that including Thomson's claims in the coordinated pretrial proceedings would promote the just and efficient conduct of the litigation. Discovery has been ongoing regarding Thomson's counterclaims. All parties to the Thomson claims have filed written responses to discovery requests, produced documents, and served expert reports. Most expert depositions will be held in May 2003, and all discovery closes at the beginning of June 2003. The deadline for filing summary judgment motions is July 3, 2003.

         Pretrial proceedings continue in the Delaware litigation, and discovery is ongoing. The court decided several important motions in favor of PDC and Personalized Media. The court granted PDC and Personalized Media's motion for leave to amend the complaint to limit the relief sought and it also granted their motion to bifurcate the trial into two proceedings to address the patent and antitrust issues

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

separately. The court denied a motion originally brought by DIRECTV, Inc. and Hughes, which was later joined by Thomson and Philips, for partial summary judgment under the doctrine of prosecution laches.

         In March 2003, a hearing was held before a special master appointed by the Delaware district court to recommend constructions of disputed terms in the patent claims in suit. On March 24, 2003, the special master issued his report, recommending claim constructions largely favorable to the plaintiffs. The report of the special master is subject to review by the district judge, and the court's decision on claim constructions is expected before the end of May 2003.

         In April 2003, the United States Patent and Trademark Office granted a petition filed by defendant Thomson seeking reexamination of one of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination of other patents in suit have either already been filed by Thomson, or are anticipated to be filed in the near future. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. The plaintiffs have opposed the motion to stay, and believe that substantial reasons exist as to why the motion should be denied. The court has not yet established a schedule for resolution of the stay motion.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

14.  New Accounting Pronouncements

         FIN No. 46 "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosures therein about variable interest entities are effective for financial statements issued after January 31, 2003. Variable interest entities created after January 31, 2003 are to be consolidated by the primary beneficiaries after that date. Variable interest entities created before February 1, 2003 are to be consolidated by primary beneficiaries that are public entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We continue to review the contents of FIN 46 specifically for applicability to a limited partnership in which one of our subsidiaries has a partnership interest. If consolidation of this partnership into PCC is determined to be appropriate, we believe that this will not have a material impact on our financial position, results of operations, or cash flows.

         On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This FAS amends and clarifies various items and issues related to derivative instruments. We are still studying the content of this FAS for any potential impacts to us.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described elsewhere in this report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DIRECTV, Inc.; the potential sale of DIRECTV, Inc.; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including our ability to offer local programming in our direct broadcast satellite markets; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in other reports filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

General

         All references to "we," "us," and "our" refer to Pegasus Communications Corporation, together with its direct and indirect subsidiaries. "PCC" refers to Pegasus Communications Corporation individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., one of our direct wholly owned subsidiaries. "PDC" refers to Pegasus Development Corporation, another of our direct wholly owned subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.

         Our principal business is the DBS business. The following sections focus on our DBS business, as this is our only significant business segment.

Significant Risks and Uncertainties

         We are highly leveraged. At March 31, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding of $1.6 billion. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

                       PEGASUS COMMUNICATIONS CORPORATION

Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our DBS rights assets. See Note 13 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         For the three months ended March 31, 2003 and 2002, the DBS business had income from operations of $10.7 million and $9.3 million, respectively. We attribute the improvement in the current year to our DBS business strategy. Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our DBS business strategy has resulted in an increase in income from operations, it has also resulted in decreases in the number of subscribers for the three months ended March 31, 2003 and a decrease in DBS net revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In the near term, our DBS business strategy may result in further decreases in the number of our DBS subscribers and our DBS net revenues when compared to prior periods, but we believe that our results from operations for the DBS business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

DBS Business Strategy

         Our DBS business strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming,

                       PEGASUS COMMUNICATIONS CORPORATION

and to use multiple receivers. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

Results of Operations

         In this section, amounts and changes specified are for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, unless indicated otherwise. With respect to our results from operations, we focus on our DBS business, as this is our only significant business.

DBS

Subscribers:

         We had 1,275,828 subscribers at March 31, 2003, a net decrease of 32,642 from the number of subscribers at December 31, 2002. The average number of subscribers outstanding during the three months ended March 31, 2003 and 2002 was 1,293,416 and 1,378,877, respectively. Gross subscriber additions for the three months ended March 31, 2003 and 2002 were 38,990 and 64,549, respectively. We believe that the primary reasons for the net decrease in the number of subscribers during the three months ended March 31, 2003 were: our continued focus in 2003 on enrolling more creditworthy subscribers; our unwillingness to aggressively invest retention amounts in low margin subscribers; competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve, including the provision of local channels by this competing direct broadcast satellite provider in several markets where DIRECTV, Inc. does not offer local channels; the effect of general economic conditions on our subscribers and potential subscribers; and a reduction in the number of new subscribers we obtain from national retail chains with which we do not have compensation arrangements.

Revenues:

         Revenues decreased $9.2 million to $205.5 million primarily due to: a decrease in our recurring subscription revenue from our core, a la carte, and premium package offerings of $11.9 million; and a decrease in pay per view revenues of $3.8 million. Revenue decreases were partially offset by $5.3 million in revenues from a royalty fee introduced in July 2002 that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service. The $11.9 million decrease from our core, a la carte, and premium package offerings is primarily due to the net reduction in total subscribers described above.

 Direct Operating Expenses:

         Programming expense decreased $3.1 million to $93.3 million primarily due to: a decrease in the cost of our core, a la carte, and premium package offerings of $3.5 million; and a decrease in the cost of our pay per view programming of $1.5 million. The decrease in the cost of our core, a la carte, and premium package offerings was primarily due to the net reduction in total subscribers, offset by a 7% increase, effective January 2003, in certain per subscriber programming costs charged to us by the National Rural Telecommunications Cooperative ("NRTC"). We also experienced a 10% increase, effective January 2003, in certain pay per view programming costs charged to us by the NRTC. These net decreases to programming expense were also partially offset by our estimate of patronage to be

                       PEGASUS COMMUNICATIONS CORPORATION

received from the NRTC being $3.3 million less in the first quarter 2003, as compared to the first quarter 2002.

         Other subscriber related expenses decreased $7.1 million to $44.7 million primarily due to a decrease in bad debt expense of $6.6 million. The decrease in bad debt expense was mainly due to our continued focus on improving the quality of our subscriber base that we obtain and retain and improved account collection efforts.

Other Operating Expenses:

         Promotion and incentives and advertising and selling expenses on our statement of operations and comprehensive loss constitute our expensed SAC. Our expensed SAC is the gross amount of SAC we incur less amounts of SAC deferred and/or capitalized. Commissions, subsidies, and promotional programming are costs included in SAC that are incurred only when new subscribers are enrolled. Commissions and subsidies are the substantial cost elements within our SAC. Amounts associated with SAC are contained in the following table:

                                           Three Months Ended
SAC (in thousands):                             March 31,
                                          2003        2002
                                         -------     -------
Expensed:
    Promotions and incentives            $ 2,878     $ 1,743
    Advertising and selling                5,726       8,301
                                         -------     -------
       Total expensed                      8,604      10,044
Deferred                                   6,201       9,607
Capitalized                                5,430       6,039
                                         -------     -------
    Gross SAC incurred                   $20,235     $25,690
                                         =======     =======

         Gross SAC decreased $5.5 million primarily due to a lesser amount of gross subscriber additions in the 2003 period compared to the 2002 period. Promotions and incentives expense increased in the 2003 period as compared to 2002, because in 2002 a greater percentage of the related costs were eligible for either deferral or capitalization. In accordance with our policy whereby we expense SAC in excess of amounts eligible to be deferred, we incurred more of these excess promotions and incentive costs that were expensed than those incurred in the 2002 period. Based on gross subscriber additions for the three months ended March 31, 2003 and 2002 of 38,990 and 64,549, respectively, total SAC per gross subscriber added was $519 and $398 for the three months ended March 31, 2003 and 2002, respectively. The increase in the 2003 amount is primarily due to: the disproportionate impact our sales administration costs and other indirect SAC expenses have on the SAC per gross subscriber addition metric when divided by a substantially lesser number of gross subscriber additions; a greater percentage of our gross subscriber additions taking more than one receiver that adds incrementally to the per subscriber cost; a lesser percentage in 2003 compared to 2002 of our gross subscriber additions coming from national retailers with which we do not have compensation arrangements; and the higher per subscriber costs associated with enrolling more creditworthy subscribers and the proportionately greater number of such subscribers enrolled in 2003 than in 2002.

         General and administrative expenses decreased $1.5 million to $6.4 million primarily due to reduced expenditures for communication services resulting from a renegotiation at the end of March 2002 of the related contract for such services and the continuing effects of broad based cost reduction efforts initiated in 2002 that were not fully in place in the first quarter 2002.

                       PEGASUS COMMUNICATIONS CORPORATION

         Depreciation and amortization increased $2.5 million to $42.0 million primarily due to additional depreciation of capitalized SAC and amortization of deferred SAC in 2003 compared to 2002. Depreciation and amortization included depreciation of promotions and incentives capitalized of $4.4 million and $2.7 million for 2003 and 2002, respectively, and aggregate amortization of promotions and incentives and advertising and selling costs deferred of $7.7 million and $5.8 million for 2003 and 2002, respectively.

Other Statement of Operations and Comprehensive Loss Items

         Corporate and development expenses decreased $5.4 million to $8.1 million primarily due to less amortization of certain licenses held by our subsidiary Pegasus Development Corporation in 2003 compared to 2002.

         Other operating expenses, net decreased $1.5 million to $8.0 million primarily due to write off of asset costs in 2002 of $3.1 million due to impairment, offset in part by increased expenses of $1.9 million in the current year associated with our DIRECTV, Inc. and patent litigations.

         Equity in losses of affiliates was $3.1 million for the three months ended March 31, 2003 due to an adjustment in the capital accounts of the respective partners of a partnership in which PDC is a partner that reduced PDC's share in the equity of the partnership by $3.3 million.

         The income tax benefit on the loss from continuing operations decreased $15.6 million to $2.7 million due to a reduced amount of pretax losses in the current year and the effect of an increase of $12.8 million to the valuation allowance recorded against the net deferred income tax asset balance at March 31, 2003. The increase to the valuation allowance was a charge to income taxes that partially offset income tax benefits provided by net operating losses in arriving at the net income tax benefit on the loss from continuing operations. The net deferred income tax asset balance at March 31, 2003 was $55.4 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to bring the net deferred income tax asset balance to zero at March 31, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the net deferred income tax asset will not be realized. The effect of the valuation allowance lowered our overall effective income tax rate on continuing operations for the three months ended March 31, 2003 to 6.22%, compared to the overall effective income tax rate on continuing operations for 2002 of 17.04% and 37.68% for the three months ended March 31, 2002.

         Discontinued operations for 2003 and 2002 consisted of a broadcast television station located in Mobile, Alabama and two stations located in Mississippi, and for 2002, our Pegasus Express business that we ceased in 2002. In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party for a purchase price of $11.5 million in cash and recorded as of March 31, 2003 a gain on the sale of $7.6 million. The ultimate gain on the sale is subject to later adjustment for contract termination costs and fees and other services related to the sale that are yet to be finalized. The operations for this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. Prior to March 31, 2003, we had established our intent and ability to sell two of our broadcast television stations that are located in Mississippi to an unaffiliated party for an aggregate of $13.4 million in cash. The sale of the nonlicense assets and related liabilities of the stations closed on April 30, 2003. The sale and transfer of the license assets of the stations will occur upon approval by the Federal Communications Commission of this portion of the sale, which we expect to occur in the third quarter 2003. Gain or loss on the nonlicense assets and related liabilities portion of the sale is pending subject to final determination of the carrying amounts of assets and liabilities related to the sale. Aggregate revenues and pretax income (loss), including a net gain of $7.6 million in 2003, for discontinued operations were as follows (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION

                            Three Months Ended
                                 March 31,
                             2003       2002
                            ------    --------
Revenues                    $1,153    $ 2,498
Pretax income (loss)         7,183     (2,233)

         In May 2003, PSC issued $66.5 million principal amount of its 11-1/4% senior notes due January 2010 in exchange for an aggregate equivalent principal amount of its outstanding notes, consisting of $21.9 million principal amount of 9-5/8% senior notes due October 2005, $13.8 million principal amount of 12-3/8% senior notes due August 2006, $1.8 million principal amount of 9-3/4% senior notes due December 2006, and $29.0 million principal amount of 12-1/2% senior notes due August 2007. The difference in the aggregate amount of interest expense to be incurred resulting from this exchange is favorable but nominal through the date of the earliest maturity of the notes received in the exchange. The incremental aggregate interest expense to be incurred after the maturity dates of the respective notes received will be 11-1/4% of the principal amount of the notes issued.

EBITDA

        DBS EBITDA was $52.6 and $48.7 million for three months ended March 31, 2003 and 2002, respectively. We present DBS EBITDA because the DBS business is our only significant business and this business forms the principal portion of our results of operations. The calculation of DBS EBITDA and a reconciliation of DBS EBITDA to our most comparable GAAP financial measure of loss from operations follows (in thousands). All amounts are as contained on our consolidated statement of operations and comprehensive loss.

                                                        For the Three Months
                                                           Ended Mach 31,
                                                         2003         2002
                                                      ----------   ----------
DBS revenues                                          $ 205,546    $ 214,724
DBS operating expenses, excluding depreciation and
 amortization                                          (152,908)    (166,020)
                                                      ---------    ---------
DBS EBITDA                                               52,638       48,704
DBS depreciation and amortization                       (41,986)     (39,450)
Broadcast and other operations, net                        (259)        (477)
Corporate and development expenses                       (8,084)     (13,487)
Other operating expenses, net                            (8,010)      (9,465)
                                                      ---------    ---------
Loss from operations                                  $  (5,701)   $ (14,175)
                                                      =========    =========

        We use DBS EBITDA to evaluate the operating performance of our DBS segment. We believe that DBS EBITDA is a measure of performance used by some investors, equity analysts, lenders, and others who follow our industry to make informed decisions. Multiples of current or projected DBS EBITDA are used by some to estimate current or prospective enterprise value. We also believe that DBS EBITDA is a common measure used to compare our operating performance and enterprise value to other communications, entertainment, and media service providers. DBS EBITDA is not, and should not be considered, an alternative to income from operations, net income, or any other measure for determining our operating performance, as determined under generally accepted accounting principles. Although EBITDA is a common measure used by other companies, our calculation of DBS EBITDA may not be comparable with that of others.

                       PEGASUS COMMUNICATIONS CORPORATION

New Accounting Pronouncements

         FIN No. 46 "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosures therein about variable interest entities are effective for financial statements issued after January 31, 2003. Variable interest entities created after January 31, 2003 are to be consolidated by the primary beneficiaries after that date. Variable interest entities created before February 1, 2003 are to be consolidated by primary beneficiaries that are public entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We continue to review the contents of FIN 46 specifically for applicability to a limited partnership in which one of our subsidiaries has a partnership interest. If consolidation of this partnership into PCC is determined to be appropriate, we believe that this will not have a material impact on our financial position, results of operations, or cash flows.

         On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This FAS amends and clarifies various items and issues related to derivative instruments. We are still studying the content of this FAS for any potential impacts to us.

Liquidity and Capital Resources

         We had cash and cash equivalents on hand at March 31, 2003 of $52.6 million compared to $59.8 million at December 31, 2002. The change in cash is discussed below in terms of the amounts shown in our statement of cash flows.

         Net cash used by operating activities was $8.0 million and $4.7 million for the three months ended March 31, 2003 and 2002, respectively. The principal reason for the increased usage in the 2003 period was due to the timing of interest payments associated with our 11.25% notes resulting in $9.8 million in increased cash interest paid in 2003. This increase in cash usage was offset in part by a lesser amount of cash used for other working capital of $5.8 million in the 2003 period compared to the 2002 period. Within other working capital, the most significant changes were: we experienced an increase from accounts receivable of $6.7 million, as the quality of our subscriber base and collection efforts continued to improve in the 2003 period relative to the 2002 period; we incurred less deferred SAC in the 2003 period by $3.4 million, reflecting a lesser amount of subscribers added in the 2003 than in the 2002 period; and we realized less positive cash associated with inventory movement in the 2003 period of $4.0 million, as we now carry nominal amounts of inventory, whereas the 2002 period reflected a substantial disposal of inventory leading to the nominal amounts currently on hand.

         For the three months ended March 31, 2003 and 2002, net cash of $5.1 million was provided by investing activities in the 2003 period, compared to net cash used by investing activities of $7.4 million in the 2002 period. The 2003 period primarily consisted of net proceeds of $11.0 million from the sale of our broadcast television station located in Mobile, Alabama, offset in part by purchases of DBS equipment capitalized of $5.4 million. The 2002 period primarily consisted of purchases of DBS equipment capitalized of $6.0 million.

         In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party and as of March 31, 2003 received proceeds from the sale, net of costs of the sale, of

                       PEGASUS COMMUNICATIONS CORPORATION

$11.0 million. The ultimate net proceeds from the sale are subject to later adjustment for contract termination costs and fees and other services related to the sale that are yet to be finalized. On April 30, 2003, we completed the sale of the nonlicense assets and related liabilities for two of our broadcast television stations that are located in Mississippi to an unaffiliated party and received proceeds from the sale, net of costs of the sale, of $10.3 million.

         In a separate but concurrent transaction to the sale of the Mississippi stations, we waived our rights under an option agreement to acquire a construction permit held by KB Prime Media and consented to the sale of the construction permit by KB Prime Media to an unaffiliated party. As consideration for our consent, we will receive an aggregate of $1.4 million upon the sale of the construction permit, of which $1.2 million was received on April 30, 2003. An aggregate of $2.7 million of our cash that collateralizes certain debt of KB Prime Media that is to be repaid with its proceeds from the sale of the construction permit will become unrestricted, of which $2.1 million became unrestricted on April 30, 2003. The receipt of the remaining portion of the consent consideration and release of the remaining portion of the collateral will occur when the Federal Communications Commission approves the sale of the construction permit, which is expected in the third quarter 2003. PSC is party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall W. Pagon, chairman of the board of directors and chief executive officer of PSC and PCC. KB Prime Media is one of the KB Companies.

         For the three months ended March 31, 2003 and 2002, net cash was used for financing activities of $4.4 million and $92.6 million, respectively. The primary financing activities in the 2003 period were repayments of long term debt of $3.1 million and purchases of 96,960 shares of our Class A common stock for $1.2 million. The primary financing activities in the 2002 period were repayment of amounts outstanding under our revolving credit facility of $80.0 million, repayments of long term debt of $6.6 million, and redemption of our preferred stock of $5.7 million. Since March 31, 2003, we have purchased an additional 42,700 shares of our Class A common stock for $805 thousand.

         At March 31, 2003, the commitment for PM&C's revolving credit facility was permanently reduced as scheduled under the terms of the facility to $154.7 million. The commitment is scheduled to be further reduced by $14.1 million on June 30, 2003. Availability under the revolving credit facility at March 31, 2003 was $93.3 million.

         In April 2003, a newly formed subsidiary of PSC entered into an agreement for a commitment for up to $100.0 million of original principal in term loan financing from a group of institutional lenders. The commitment expires on June 1, 2003, but may be extended to July 1, 2003. The commitment period in which funds may be drawn expires the later of December 31, 2003 or 180 days from the date that funds are initially drawn. If drawn, loans will have a six year term from the date that funds are initially drawn and an interest rate of 12.5% per annum, with 6% payable in cash quarterly and 6.5% to be accrued and added to principal and paid at loan maturity. Amounts borrowed that are repaid may not be reborrowed. Outstanding principal may be repaid prior to its maturity date, but principal repaid within three years will bear a premium as specified in the agreement. Proceeds of the funds drawn would be available to redeem or repurchase debt and equity securities, subject to certain conditions. Closing and funding of the term loans are subject to consent by lenders to PM&C's credit agreement.

         In May 2003, PSC issued $66.5 million principal amount of its 11-1/4% senior notes due January 2010 in exchange for an aggregate equivalent principal amount of its outstanding notes, consisting of $21.9 million principal amount of 9-5/8% senior notes due October 2005, $13.8 million principal amount of 12-3/8% senior notes due August 2006, $1.8 million principal amount of 9-3/4% senior notes due

                       PEGASUS COMMUNICATIONS CORPORATION

December 2006, and $29.0 million principal amount of 12-1/2% senior notes due August 2007. Interest accrued to the date of the exchange of $1.8 million on the notes received in the exchange was paid in cash. The difference in the aggregate amount of cash interest to be paid resulting from this exchange is favorable but nominal through the date of the earliest maturity of the notes received in the exchange. The incremental aggregate cash interest to be paid after the maturity date of the respective notes received will be 11-1/4% of the principal amount of the notes issued.

         We have engaged in transactions from time to time that involve the purchase, sale, and/or exchange of our securities, and may further do so in the future. Such transactions may be made in the open market or in privately negotiated transactions and may involve cash or the issuance of new securities or securities that we received upon purchase or exchange. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

         At the discretion of our board of directors as permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock ("Series C"), our board of directors has not declared or paid any of the scheduled quarterly dividends for this series after January 31, 2002. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series C accrue without interest. The total amount of dividends in arrears on Series C at March 31, 2003 was $11.7 million. An additional $2.9 million of dividends payable on April 30, 2003 also were not declared or paid and became in arrears on that date. Unless full cumulative dividends in arrears have been paid or set aside for payment, PCC, but not its subsidiaries, may not, with certain exceptions, with respect to capital stock junior to or on a parity with Series C: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

         While dividends are in arrears on preferred stock senior to the Series D junior convertible participating ("Series D") and Series E junior convertible participating ("Series E") preferred stocks, our board of directors may not declare or pay dividends or redeem shares for these series. Series C preferred stock is senior to these series. Because dividends on the Series C preferred stock are in arrears, the annual dividends scheduled to be declared and paid for these series on January 1, 2003 of $500 thousand and $400 thousand, respectively, were not declared or paid and became in arrears on that date. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series D and E accrue without interest.

         We have received notice of redemption from holders for 10,000 shares of Series E preferred stock amounting to $10.0 million of outstanding liquidation value, excluding accrued dividends, after the dividends on the Series C preferred stock became in arrears. Additionally, in February 2003, 6,125 shares of Series D amounting to $6.1 million of outstanding liquidation value, excluding accrued dividends, became eligible for redemption by holders. We are not permitted nor obligated to redeem the shares of Series D and E while dividends on the Series C preferred stock, which is senior to these series, are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default.

         At the discretion of our board of directors as permitted by the certificate of designation for PSC's 12-3/4% cumulative exchangeable preferred stock, our board of directors has not declared or paid any of the scheduled semiannual dividends for this series after January 1, 2002. Dividends in arrears to unaffiliated parties at March 31, 2003 were $11.9 million, with accrued interest thereon of $875 thousand. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on this series have been paid or set aside for payment, PSC may not, with certain exceptions, with respect to capital stock junior to the series:

                       PEGASUS COMMUNICATIONS CORPORATION

1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

         At this time, we cannot determine with any certainty what capital resources, other than those discussed above, will be available to us or the sources and sufficiency of liquidity to meet our contractual obligations beyond 2003. We may seek to amend existing credit facilities to increase cash availability thereunder, enter into new credit arrangements, seek to issue new debt and/or equity securities, refinance existing debt and/or preferred stock outstanding, extend maturities of existing debt by issuing debt with later maturities in exchange for debt with nearer maturities such as the exchange of $66.5 million of our senior notes described above and in Note 7 of the Notes to Consolidated Financial Statements or by other means, or secure some other form of financing in meeting our longer term needs. Our financing options and opportunities will be impacted by general and industry specific economic and capital market conditions over which we have no control, as well as the outcome of our litigation with DIRECTV, Inc.

         In the first quarter 2003, a major rating agency reduced the corporate credit rating for us and our subsidiaries from "B" to "CCC+." We believe that this downgrading will not have much of an impact on our liquidity and capital resources because our rating before the downgrade was generally considered speculative. Availability of external sources of liquidity and capital resources to us is more impacted by the tightening of capital markets: 1) in general due to general economic conditions, and 2) in particular to the cable and satellite sector, in which we are included, as a result of uncertainties and developments within the sector. Also, it is likely that the outcome of our ongoing litigation with DIRECTV, Inc. will influence our credit ratings and access to capital.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk continues to be exposure to variable market rates of interest associated with borrowings under our credit facilities. Borrowings under our credit facilities are generally subject to short term LIBOR rates that vary with market conditions. The amount of interest we incur also depends upon the amount of borrowings outstanding under these facilities. The interest rates we have incurred in 2003 on these borrowings have decreased slightly relative to the rates in 2002, as market LIBOR rates available to us have remained fairly consistent within a small range of movement over the last 15 months. The way we manage our interest rate risks did not change during the three months ended March 31, 2003 from the way such risks were managed at December 31, 2002.

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

                       PEGASUS COMMUNICATIONS CORPORATION

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 13 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed our Annual Report on form 10-K during the fiscal year disclosing some or all of the legal proceedings referenced above.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         At the discretion of our board of directors as permitted by the certificate of designation for 6-1/2% Series C convertible preferred stock ("Series C"), our board of directors has not declared or paid any of the scheduled quarterly dividends for this series after January 31, 2002. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series C accrue without interest. The total amount of dividends in arrears on Series C through the most recent dividend payable date of April 30, 2003 was $14.6 million. Unless full cumulative dividends in arrears have been paid or set aside for payment, PCC, but not its subsidiaries, may not, with certain exceptions, with respect to capital stock junior to or on a parity with Series C: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares. In the event dividends payable on the Series C preferred stock are in arrears for six quarterly periods, the Series C holders will have the right to elect two directors to PCC's board of directors. Through the most recent dividend payable date of April 30, 2003, dividends have been in arrears for five quarterly periods.

         While dividends are in arrears on preferred stock senior to the Series D junior convertible participating ("Series D") and Series E junior convertible participating ("Series E") preferred stocks, our board of directors may not declare or pay dividends for these series. Series C preferred stock is senior to these series. Because dividends on the Series C preferred stock are in arrears, the annual dividends scheduled to be declared and paid for these series on January 1, 2003 of $500 thousand and $400 thousand, respectively, were not declared or paid and became in arrears on that date. Dividends not declared accumulate in arrears until later declared and paid. Dividends in arrears on Series D and E accrue without interest.

         At the discretion of our board of directors as permitted by the certificate of designation for PSC's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series"), our board of directors has not declared or paid any of the scheduled semiannual dividends for this series after January 1, 2002. Dividends in arrears to unaffiliated parties at March 31, 2003 were $11.9 million, with accrued interest thereon of $875 thousand. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, with respect to capital stock junior to the series: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


Exhibit
Number

99.1*     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2*     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------
*  Filed herewith.

b) Reports on Form 8-K

                  On January 27, 2003, we filed a Current Report on Form 8-K dated January 16, 2003 reporting under Item 5 that in connection with our litigation with DIRECTV, Inc. that our subsidiaries Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. had entered into a stipulation with DIRECTV, Inc. and other parties to the litigation. The stipulation, which was filed as an exhibit to the Form 8-K, provided for the extension of certain pre-trial and trial deadlines while the parties were participating in mediation with a court approved mediator.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Pegasus Communications Corporation



         May 14, 2003                   By: /s/  Joseph W. Pooler, Jr.
         ------------                       --------------------------
             Date                       Joseph W. Pooler, Jr.
                                        Senior Vice President of Finance
                                        (Chief financial and accounting officer)

                                  CERTIFICATION

I, Marshall W. Pagon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Communications Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ Marshall W. Pagon
---------------------
Marshall W. Pagon
Chief Executive Officer

                                  CERTIFICATION

I, Joseph W. Pooler, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-K of Pegasus Communications Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ Joseph W. Pooler, Jr.
-------------------------
Joseph W. Pooler, Jr.
Senior Vice President of Finance

                                  Exhibit Index

Exhibit Number

99.1*     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2*     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------
*  Filed herewith