Form 10-Q
period 2003-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2003-08-14
CIK 1135338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from__________ to __________

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
         225 City Line Avenue, Suite 200, Bala Cynwyd, PA      19004
         ------------------------------------------------      -----
               (Address of principal executive offices)      (Zip code)

         Registrant's telephone number, including area code:   (800) 376-0022
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes/X/ No __

         Number of shares of each class of the registrant's common stock outstanding as of August 6, 2003:
         Class A, Common Stock, $0.01 par value  4,779,467
         Class B, Common Stock, $0.01 par value    916,380
         Non-Voting Common Stock, $0.01 par value        -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2003


                                                                           Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
            June 30, 2003 and December 31, 2002                               4

          Consolidated Statements of Operations and Comprehensive Loss
            Three months ended June 30, 2003 and 2002                         5

          Consolidated Statements of Operations and Comprehensive Loss
            Six months ended June 30, 2003 and 2002                           6

          Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2003 and 2002                           7

          Notes to Consolidated Financial Statements                          8

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              24

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         37

  Item 4. Controls and Procedures                                            37

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                  38

  Item 2. Changes in Securities and Use of Proceeds                          38

  Item 3. Defaults Upon Senior Securities                                    39

  Item 6. Exhibits and Reports on Form 8-K                                   39

  Signatures                                                                 41

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                          Pegasus Communications Corporation
                                        Condensed Consolidated Balance Sheets
                                                    (In thousands)

                                                                                       June 30,           December 31,
                                                                                         2003                 2002
                                                                                     ------------         ------------
                                                                                                (unaudited)
Currents assets:
   Cash and cash equivalents                                                          $   71,507           $   59,814
   Accounts receivable, net
     Trade                                                                                22,502               27,238
     Other                                                                                 6,736                9,521
   Deferred subscriber acquisition costs, net                                             12,157               15,706
   Prepaid expenses                                                                        9,656                8,204
   Other current assets                                                                    6,878                7,730
                                                                                      ----------           ----------
     Total current assets                                                                129,436              128,213
Property and equipment, net                                                               83,552               85,062
Intangible assets, net                                                                 1,672,513            1,737,584
Other noncurrent assets                                                                  147,063              159,929
                                                                                      ----------           ----------
   Total                                                                              $2,032,564           $2,110,788
                                                                                      ==========           ==========
Current liabilities:
   Current portion of long term debt                                                  $    3,933           $    5,752
   Accounts payable                                                                       14,664               16,773
   Accrued interest                                                                       34,228               35,526
   Accrued programming fees                                                               52,474               57,196
   Accrued commissions and subsidies                                                      40,082               40,191
   Other accrued expenses                                                                 29,145               32,692
   Other current liabilities                                                              13,582                7,201
                                                                                      ----------           ----------
     Total current liabilities                                                           188,108              195,331
Long term debt                                                                         1,290,661            1,283,330
Other noncurrent liabilities                                                              45,351               46,169
                                                                                      ----------           ----------
   Total liabilities                                                                   1,524,120            1,524,830
                                                                                      ----------           ----------
Commitments and contingent liabilities (see Note 13)
Redeemable preferred stocks                                                              216,794              209,211
Redeemable preferred stock of subsidiary                                                 102,022               96,526
Minority interest                                                                            506                2,157
Common stockholders' equity:
   Common stock                                                                               62                   61
   Other common stockholders' equity                                                     189,060              278,003
                                                                                      ----------           ----------
     Total common stockholders' equity                                                   189,122              278,064
                                                                                      ----------           ----------
   Total                                                                              $2,032,564           $2,110,788
                                                                                      ==========           ==========

           See accompanying notes to consolidated financial statements

                                         Pegasus Communications Corporation
                            Consolidated Statements of Operations and Comprehensive Loss
                                      (In thousands, except per share amounts)

                                                                                         Three Months Ended June 30,
                                                                                            2003             2002
                                                                                         ----------        ---------
                                                                                                 (unaudited)
Net revenues:
   Direct broadcast satellite                                                             $205,823         $216,447
   Broadcast television and other operations                                                 8,354            7,572
                                                                                          --------         --------
     Total net revenues                                                                    214,177          224,019
Operating expenses:
   Direct broadcast satellite
     Programming                                                                            92,483           96,016
     Other subscriber related expenses                                                      40,550           49,086
                                                                                          --------         --------
       Direct operating expenses (excluding depreciation and amortization shown            133,033          145,102
         below)
     Promotions and incentives                                                               3,595            2,027
     Advertising and selling                                                                 6,572            7,820
     General and administrative                                                              5,913            6,865
     Depreciation and amortization                                                          40,843           41,487
                                                                                          --------         --------
       Total Direct broadcast satellite                                                    189,956          203,301
   Broadcast television and other operations (including depreciation and
     amortization of $562 and $873, respectively)                                            7,755            7,803
   Corporate and development expenses (including depreciation and amortization of
     $4,005 and $7,972, respectively)                                                        7,837           12,948
   Other operating expenses, net                                                            10,465            6,456
                                                                                          --------         --------
     Loss from operations                                                                   (1,836)          (6,489)
Interest expense                                                                           (35,614)         (36,310)
Interest income                                                                                167              218
Loss on impairment of marketable securities                                                      -           (3,063)
Other nonoperating income, net                                                               1,173              113
                                                                                          --------         --------
      Loss before equity in affiliates, income taxes, and discontinued operations          (36,110)         (45,531)
Equity in earnings of affiliates                                                               220              173
Net (expense) benefit for income taxes                                                        (138)          17,251
                                                                                          --------         --------
     Loss before discontinued operations                                                   (36,028)         (28,107)
Discontinued operations:
  Loss from discontinued operations (including loss on disposal of $2,430 in
    2003), net of income tax benefit of $1,080 in 2002                                      (2,567)          (1,761)
                                                                                          --------         --------
     Net loss                                                                              (38,595)         (29,868)

Other comprehensive loss:
  Unrealized loss on marketable equity securities, net of income tax benefit of
    $465                                                                                         -             (758)
  Reclassification adjustment for accumulated unrealized loss on marketable
    securities included in net loss, net of income tax benefit of $1,164                         -            1,899
                                                                                          --------         --------
  Net other comprehensive income                                                                 -            1,141
                                                                                          --------         --------

     Comprehensive loss                                                                   $(38,595)        $(28,727)
                                                                                          ========         ========
Basic and diluted per common share amounts:
  Loss from continuing operations, including $6,830 and $8,954, respectively,
    representing preferred stock dividends and accretion                                  $  (7.56)        $  (6.15)
  Discontinued operations                                                                    (0.45)           (0.29)
                                                                                          --------         --------
   Net loss applicable to common shares                                                   $  (8.01)        $  (6.44)
                                                                                          ========         ========
   Weighted average number of common shares outstanding                                      5,666            6,031
                                                                                          ========         ========

           See accompanying notes to consolidated financial statements

                                         Pegasus Communications Corporation
                            Consolidated Statements of Operations and Comprehensive Loss
                                      (In thousands, except per share amounts)

                                                                                          Six Months Ended June 30,
                                                                                            2003             2002
                                                                                         ----------      ----------
                                                                                                 (unaudited)
Net revenues:
   Direct broadcast satellite                                                             $411,369        $431,171
   Broadcast and other operations                                                           15,926          14,577
                                                                                          --------        --------
     Total net revenues                                                                    427,295         445,748
Operating expenses:
   Direct broadcast satellite
     Programming                                                                           185,739         192,334
     Other subscriber related expenses                                                      85,225         100,827
                                                                                          --------        --------
       Direct operating expenses (excluding depreciation and amortization shown            270,964         293,161
         below)
     Promotions and incentives                                                               6,473           3,770
     Advertising and selling                                                                12,298          16,121
     General and administrative                                                             12,286          14,782
     Depreciation and amortization                                                          82,829          80,937
                                                                                          --------        --------
       Total Direct broadcast satellite                                                    384,850         408,771
   Broadcast and other operations (including depreciation and amortization of
     $1,316 and $1,792, respectively)                                                       15,586          15,285
   Corporate and development expenses (including depreciation and amortization of
     $8,070 and $15,915, respectively)                                                      15,921          26,435
   Other operating expenses, net                                                            18,475          15,921
                                                                                          --------        --------
     Loss from operations                                                                   (7,537)        (20,664)
Interest expense                                                                           (72,165)        (72,362)
Interest income                                                                                317             436
Loss on impairment of marketable securities                                                      -          (3,063)
Other nonoperating income, net                                                               2,527           1,239
                                                                                          --------        --------
      Loss before equity in affiliates, income taxes, and discontinued operations          (76,858)        (94,414)
Equity in (losses) earnings of affiliates                                                   (2,902)            349
Net (expense) benefit for income taxes                                                        (138)         35,602
                                                                                          --------        --------
     Loss before discontinued operations                                                   (79,898)        (58,463)
Discontinued operations:
  Income (loss) from discontinued operations (including net gain on disposal of
    $5,209 in 2003), net of income tax benefit of $1,929 in 2002                             4,616          (3,145)
                                                                                          --------        --------
     Net loss                                                                              (75,282)        (61,608)

Other comprehensive loss:
  Unrealized loss on marketable equity securities, net of income tax benefit of
    $1,780                                                                                       -          (2,904)
  Reclassification adjustment for accumulated unrealized loss on marketable
    securities included in net loss, net of income tax benefit of $1,164                         -           1,899
                                                                                          --------        --------
  Net other comprehensive income                                                                 -          (1,005)
                                                                                          --------        --------
     Comprehensive loss                                                                   $(75,282)       $(62,613)
                                                                                          ========        ========
Basic and diluted per common share amounts:
  Loss from continuing operations, including $13,486 and $16,943, respectively,
    representing preferred stock dividends and accretion                                  $ (16.42)       $ (12.57)
  Discontinued operations                                                                     0.81           (0.52)
                                                                                          --------        --------
   Net loss applicable to common shares                                                   $ (15.61)       $ (13.09)
                                                                                          ========        ========
   Weighted average number of common shares outstanding                                      5,686           6,000
                                                                                          ========        ========

           See accompanying notes to consolidated financial statements

                                          Pegasus Communications Corporation
                                    Condensed Consolidated Statements of Cash Flows
                                                    (In thousands)
                                                                                          Six Months Ended June 30,
                                                                                        2003                    2002
                                                                                      --------                ---------
                                                                                                 (unaudited)
Net cash provided by operating activities                                             $ 9,366                 $ 23,675
                                                                                      -------                 --------
Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                                    (9,511)                 (13,497)
   Other capital expenditures                                                          (1,087)                  (2,996)
   Sales of broadcast television stations                                              21,593                        -
   Other                                                                                  103                     (346)
                                                                                      -------                 --------
Net cash provided by (used for) investing activities                                   11,098                  (16,839)
                                                                                      -------                 --------
Cash flows from financing activities:
   Proceeds from term facility                                                              -                   63,156
   Repayments of term loan borrowings                                                  (1,691)                  (1,375)
   Repayment of revolving credit facility                                                   -                  (80,000)
   Repayments of other long term debt                                                  (2,309)                  (5,906)
   Purchases of common stock                                                           (3,688)                       -
   Redemption of preferred stock                                                            -                   (5,717)
   Repurchase of preferred stock                                                            -                   (4,964)
   Decrease in restricted cash                                                          1,841                    1,139
   Debt financing costs                                                                (2,840)                    (213)
   Other                                                                                  (84)                    (605)
                                                                                      -------                 --------
Net cash used for financing activities                                                 (8,771)                 (34,485)
                                                                                      -------                 --------

Net increase (decrease) in cash and cash equivalents                                   11,693                  (27,649)
Cash and cash equivalents, beginning of year                                           59,814                  144,673
                                                                                      -------                 --------
Cash and cash equivalents, end of period                                              $71,507                 $117,024
                                                                                      =======                 ========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

         All references to "we," "us," and "our" refer to Pegasus Communications Corporation, together with its direct and indirect subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., one of our direct subsidiaries. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite. Other terms used are defined where they first appear.

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and depreciation and amortization. Net losses were $153.6 million, $278.4 million, and $159.0 million for 2002, 2001, and 2000, respectively.

         We are highly leveraged. At June 30, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding of $1.6 billion. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

         Our principal business is the direct broadcast satellite business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 87%, 92%, and 92%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 82% and 85% of total consolidated assets at December 31, 2002 and 2001, respectively. We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could adversely impact our direct broadcast satellite business. See Note 13 for further information.

         For the six months ended June 30, 2003 and 2002, the direct broadcast satellite business had income from operations of $26.5 million and $22.4 million, respectively. We attribute the improvement in the current year to our direct broadcast satellite business strategy. This strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, it has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 76 thousand and the decrease of $19.8 million in direct broadcast satellite net revenues during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. In the near term, our direct broadcast satellite business strategy may result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

         We have not declared or paid the quarterly dividends on Pegasus Communications' Series C preferred stock after January 31, 2002 through June 30, 2003, the annual dividends on Pegasus Communications' Series D and E preferred stocks that were payable January 1, 2003, and the semiannual dividends on Pegasus Satellite's 12-3/4% series preferred stock after January 1, 2002. See Notes 3 and 4 for further information.

         We have received notice of redemption from holders for all of the outstanding $10.0 million of Series E preferred stock after the dividends on the Series C preferred stock became in arrears. Additionally, in February 2003, $6.1 million of outstanding par value of Series D preferred stock became eligible for redemption by holders. We are not permitted nor obligated to redeem the shares of Series D and E while dividends on the Series C preferred stock, which is senior to these series, are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default. See Note 3 for further information.

2.   Basis of Presentation

         The unaudited financial statements herein include the accounts of Pegasus Communications and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and comprehensive loss and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

         We account for stock options and restricted stock issued using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                                      Three Months
                                                                                     Ended June 30,
                                                                                  2003            2002
                                                                               ---------       ---------
Net loss, as reported                                                          $(38,595)       $(29,868)
Stock based employee compensation expense, net of income tax, determined
   under fair value method                                                       (1,552)           (665)
                                                                               --------        --------
Net loss, pro forma                                                            $(40,147)       $(30,533)
                                                                               ========        ========
Basic and diluted per common share amounts (see Note 8):
Net loss applicable to common shares, as reported                                $(8.01)         $(6.44)
Net loss applicable to common shares, pro forma                                   (8.29)          (6.55)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                  2003            2002
                                                                               ---------       ---------
Net loss, as reported                                                          $(75,282)       $(61,608)
Stock based employee compensation expense, net of income tax, determined
   under fair value method                                                       (2,461)         (1,334)
                                                                               --------        --------
Net loss, pro forma                                                            $(77,743)       $(62,942)
                                                                               ========        ========
Basic and diluted per common share amounts (see Note 8):
Net loss applicable to common shares, as reported                               $(15.61)        $(13.09)
Net loss applicable to common shares, pro forma                                  (16.04)         (13.31)

         No actual stock based employee compensation expense with respect to stock options had been recorded within the periods included in the table.

3.   Redeemable Preferred Stocks

         The increase in the aggregate carrying amount from December 31, 2002 to June 30, 2003 was principally due to dividends accrued during the period of $6.5 million. The remainder of the increase of $1.1 million was due to the issuance of 20,682 shares of 6-1/2% Series C convertible preferred stock ("Series C") in June in exchange for shares of Pegasus Satellites's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series") (see note 4). The $1.1 million represented the fair value of the Series C shares issued, adjusted for consideration received and given in the exchange. The Series C shares issued included accumulated dividends accrued and unpaid from February 1, 2002 to the date of the exchange of $184 thousand. The aggregate par value of the Series C shares issued was $2.1 million at June 30, 2003. The certificate of designation for the series does not provide for any mandatory redemption requirements or dates and does not state any specific redemption available at the option of holders. However, there may be situations in which redemption of Series C may be required that are not in our control, we classify this series as redeemable preferred stock. Since redemption of Series C is uncertain, the difference of

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.0 million between the par value of and the amount recorded for the shares issued in June 2003 is not being accreted to the shares' carrying amount or included for purposes of determining the preferred stock dividend requirement in per share computations. Accretion of the difference will commence when redemption of the series is probable.

         At the discretion of our board of directors as permitted by the certificate of designation for the Series C, our board of directors has not declared or paid any of the scheduled quarterly dividends for this series payable after January 31, 2002 through June 30, 2003. Dividends not declared accumulate in arrears until later declared and paid. The total amount of dividends in arrears on Series C at June 30, 2003 was $14.9 million. An additional $3.0 million of dividends became payable on July 31, 2003, of which $100 thousand was declared and paid on a pro rata basis to all holders of Series C shares. The amount of the July 31 payable amount not declared and not paid became in arrears on that date. Unless full cumulative dividends in arrears have been paid or set aside for payment, Pegasus Communications, but not its subsidiaries, may not, with certain exceptions, with respect to capital stock junior to or on a parity with Series C: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

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

         We have received notice of redemption from holders for all of the outstanding 10,000 shares of Series E preferred stock amounting to $10.0 million of liquidation value excluding accrued dividends after the dividends on the Series C preferred stock became in arrears. Additionally, in February 2003, 6,125 shares of Series D amounting to $6.1 million of par value became eligible for redemption by holders. We are not permitted nor obligated to redeem the shares of Series D and E while dividends on Series C, which is senior to these series, are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default.

4.   Redeemable Preferred Stock of Subsidiary

         This represents Pegasus Satellite's 12-3/4% Series. The increase in the carrying amount from December 31, 2002 to June 30, 2003 was due to dividends accrued and accretion of $7.0 million, less $1.5 million for the aggregate par value and accumulated dividends associated with shares received by us upon exchange. We received 1,250 shares of 12-3/4% series, including accrued interest of $16 thousand on the accumulated dividends associated with the shares, in exchange for the issuance of 20,682 shares of Series C (see note 3). We accounted for the 12-3/4% series shares received as if they were constructively retired. In the exchange for and retirement of the 12-3/4% series shares, we recognized an increase of $240 thousand in additional paid in capital for the differential between the aggregate fair value of and accumulated dividends associated with the Series C shares issued and the aggregate par value of, accumulated dividends, and accrued interest associated with the 12-3/4% series shares received.

         At the discretion of our board of directors as permitted by the certificate of designation for this series, our board of directors has not declared or paid any of the scheduled semiannual dividends for this series after January 1, 2002. Dividends in arrears to unaffiliated parties at June 30, 2003 were $11.9 million, with accrued interest thereon of $1.3 million. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75%

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, Pegasus Satellite may not, with certain exceptions, with respect to capital stock junior to the series: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of Pegasus Satellite.

5.   Common Stock

         The number of shares of Pegasus Communications' Class A common stock at June 30, 2003 was 5,311,959 issued and 4,774,940 outstanding, and at December 31, 2002 was 5,173,788 issued and 4,842,744 outstanding. The change in the number of shares outstanding during the six months ended June 30, 2003 was as follows:

Shares issued for employee benefit and award plans 134,402 Shares issued upon exercise of stock options 3,769 Shares purchased and held in treasury (202,960) Shares surrendered for employee benefit and award plans (3,015)

         The aggregate amount paid for shares purchased during the six months ended June 30, 2003 was $3.7 million. We have not made any significant purchases of our Class A common stock after June 30, 2003.

         On August 1, 2003, we issued 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock of Pegasus Communications. The warrants were issued to the institutional investor group that funded the amounts under Pegasus Satellite's term loan facility in connection with amounts borrowed under that facility (see Note 7). The warrants have an exercise price of $16.00 per share and expire seven years from their date of issuance. The number of shares into which the warrants are exercisable and the exercise price of the warrants are subject to certain antidilution adjustments. In certain circumstances, the nonvoting common stock received upon exercise of the warrants may be exchanged for an equal number of shares of Class A common stock. Pursuant to the warrant agreement, Pegasus Communications has the obligation at its option to repurchase or exchange its most marketable capital stock, as defined in the arrangement, for nonvoting common stock issued upon exercise of the warrants if the nonvoting common stock is not Pegasus Communications' most marketable capital stock. We expect that the fair value of the warrants will be reflected as a discount of the amount of the term loan borrowed, and that this discount will be charged to interest expense over the term of the related debt.

         No dividends were declared or paid for common stocks during the six months ended June 30, 2003.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Changes in Other Stockholders' Equity

         The net change in other stockholders' equity from December 31, 2002 to June 30, 2003 of $(88.9) million consisted of (in thousands):

Net loss                                                         $(75,282)
Increase (decrease) to additional paid in capital for:
   Common stock issued                                              3,249
   Preferred stock dividends accrued and accretion                (13,303)
   Exchange and retirement of preferred stock                         240
Common stock repurchased and held in treasury                      (3,688)
Other treasury stock transactions                                    (159)
                                                                 --------
Total                                                            $(88,943)
                                                                 ========

7.   Long Term Debt

         All principal amounts borrowed by Pegasus Media under its revolving credit facility were repaid during the six months ended June 30, 2003. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $61.4 million at June 30, 2003. After deducting the letters of credit outstanding, net availability under our revolving credit facility at June 30, 2003 was $79.2 million. Pegasus Media repaid $688 thousand of principal outstanding under its term loan facility during the three months ended June 30, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $268.1 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term loan facility was 4.6% and 5.3% at June 30, 2003 and December 31, 2002, respectively. Pegasus Media repaid $158 thousand of principal outstanding under its incremental term loan facility during the three months ended June 30, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $62.5 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the incremental term loan facility was 4.6% and 5.3% at June 30, 2003 and December 31, 2002, respectively. See below for actions we took after June 30, 2003 that impact all three of the preceding facilities.

         In a series of exchanges in the second quarter 2003, Pegasus Satellite issued $94.0 million principal amount of 11-1/4% senior notes due January 2010 ("11-1/4% notes") in exchange for an aggregate equivalent principal amount of its other outstanding notes, consisting of $21.9 million of 9-5/8% senior notes due October 2005 ("9-5/8% notes"), $28.6 million of 12-3/8% senior notes due August 2006 ("12-3/8% notes"), $11.5 million of 9-3/4% senior notes due December 2006 ("9-3/4% notes"), and $32.0 million of 12-1/2% senior notes due August 2007. Interest accrued to the date of the exchanges aggregating $2.6 million on the notes received in the exchanges was settled in cash. The principal effect of this exchange was to extend the maturity of $94.0 million of principal outstanding, with a net reduction in cash interest to be paid for the remainder of 2003 of $1.3 million. The aggregate difference associated with all of the notes exchanged in the amount of cash interest to be paid after 2003, and interest expense for the remainder of 2003, through the date of the earliest maturity of the notes received is favorable but not significant. However, the incremental aggregate interest expense to be incurred and cash interest to be paid after the maturity date of each respective note received in the exchanges will increase by the amount of interest associated with the 11-1/4% notes issued in the exchanges, as long as the 11-1/4% notes remain outstanding. The terms and conditions of the 11-1/4% notes issued in the exchange are the same as those contained in the indenture for the notes of this series already outstanding. No gain or loss was recognized on the exchanges, as the exchanges do not represent extinguishments of debt. The unamortized balances of debt issue costs associated with the notes received in the exchanges will be amortized over the remainder of the term of the new notes issued in the exchanges. The following

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

table shows debt outstanding at June 30, 2003 compared December 31, 2002 (in thousands):

                                                                               June 30,          December 31,
                                                                                 2003                2002
                                                                              ---------           ----------
Term loan facility of Pegasus Media due April 2005                            $  268,125          $  269,500

12-1/2% senior subordinated notes of Pegasus Media due July 2005, net of unamortized discount of $651 thousand and $813 thousand,
  respectively                                                                    67,244              67,082

Incremental term loan facility of Pegasus Media due July 2005                     62,525              62,841

9-5/8% senior notes of Pegasus Satellite due October 2005                         93,091             115,000

12-3/8% senior notes of Pegasus Satellite due August 2006                        166,390             195,000

9-3/4% senior notes of Pegasus Satellite due December 2006                        88,455             100,000

13-1/2% senior subordinated discount notes of Pegasus Satellite due
  March 2007, net of unamortized discount of $13.4 million and $22.7
  million, respectively                                                          147,865             138,515

12-1/2% senior notes of Pegasus Satellite due August 2007                        123,021             155,000

11-1/4% senior notes of Pegasus Satellite due January 2010                       269,043             175,000

Mortgage payable due 2010, interest at 9.25%                                       8,410               8,470

Other notes due 2004, stated interest up to 6.75%                                    425               2,674
                                                                              ----------          ----------
                                                                               1,294,594           1,289,082
Less current maturities                                                            3,933               5,752
                                                                              ----------          ----------
Long term debt                                                                $1,290,661          $1,283,330
                                                                              ==========          ==========

         In July 2003, Pegasus Satellite issued $67.6 million principal amount of 11-1/4% notes in exchange for an aggregate principal amount of $69.8 million of its other outstanding notes, consisting of $11.5 million of 9-5/8% notes, $8.2 million of 12-3/8% notes, $17.4 million of 9-3/4% notes, $4.5 million of 12-1/2% notes, and $28.2 million of 13-1/2% senior subordinated notes due March 2007 that had a carrying amount of $26.1 million.

         On August 1, 2003, Pegasus Satellite borrowed all of the $100.0 million term loan financing available under an amended and restated term loan agreement with a group of institutional lenders initially entered into in April 2003. This term loan is senior to all existing and future indebtedness of Pegasus Satellite. All unpaid principal and interest is due August 1, 2009. The rate of interest on outstanding principal is 12.5%. Interest is payable quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to interest at the full 12.5% rate thereafter. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. The proceeds received from this borrowing were used as follows: $69.3 million was placed in trust to redeem in September 2003 all of the outstanding principal of Pegasus Media's 12-1/2% notes of $67.9 million that had a carrying amount of $67.3 million and accrued interest on the notes to the date of their redemption of $1.4 million; $2.5 million was used to pay for additional costs associated with the term loan agreement; and $28.2 million to fund cash collateral placed into a separate letter of credit facility (discussed below). Other costs associated with this agreement that had been previously incurred amounted to $2.0 million. In connection with the term loan agreement, Pegasus Communications issued 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock to the group of institutional investors providing the funds for the term loan financing (see note 5). We expect that the

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of the warrants will be reflected as a discount of the amount of the term loan borrowed, and that this discount will be charged to interest expense over the term of the related debt.

         On July 31, 2003, a newly formed, wholly owned subsidiary of Pegasus Media (the "LC subsidiary") entered into a letter of credit facility with a bank for a maximum amount of $59.0 million that terminates in July 2004. The bank issues letters of credit under the facility on behalf of the LC subsidiary. Letters of credit issued are in favor of amounts owed to the National Rural Telecommunications Cooperative ("NRTC") by subsidiaries of Pegasus Media other than the LC subsidiary. The facility pays a quarterly fee of 1.75% of the amount of letters of credit outstanding at the beginning of each quarterly payment period. Outstanding letters of credit are secured with cash provided by the LC subsidiary in an amount equal to 105% of the letters of credit outstanding. The LC subsidiary is entitled to all earnings earned by the cash collateral. Cash collateral provided by the LC subsidiary will be reported as restricted cash on the consolidated balance sheets. On August 1, 2003, letters of credit were issued aggregating $59.0 million, and the LC subsidiary provided cash collateral of $61.9 million.

         In July 2003, Pegasus Media amended its credit agreement and obtained consents from the lenders thereunder with respect to the Pegasus Satellite term loan facility discussed above. The effective date of the amendment was August 1, 2003. On the effective date: 1) the commitment under the revolving credit facility was permanently reduced by $60.0 million to $80.6 million; 2) the permanent quarterly commitment reductions under the revolving credit facility were changed to $12.2 million on September 30, 2003 and $13.7 million every quarterly period ended thereafter until the facility's expiration date of October 31, 2004; 3) letters of credit in favor of amounts owed to the NRTC associated with the revolving credit facility prior to the amendment that had the effect of reducing the availability of the facility are not associated with the facility after the amendment; and 4) $1.9 million of term loan principal and $468 thousand of incremental term principal, along with associated accrued interest for each, were repaid. Aggregate costs incurred to amend the credit agreement and for consent fees amounted to $1.5 million. Also on August 1, 2003, $17.0 million was borrowed under the revolving credit facility to fund cash collateral under the letter of credit facility discussed above.

8.   Per Common Share Amounts

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at June 30, 2003 was 1.4 million.

         Dividends and accretion on preferred stocks adjust net income or loss and results from continuing operations to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                             2003           2002          2003            2002
                            ------         ------        -------        --------
Accrued dividends           $6,304         $8,061        $12,435        $18,467
Deemed dividends                 -            869              -         (1,572)
Accretion                      526             24          1,051             48
                            ------         ------        -------        -------
                            $6,830         $8,954        $13,486        $16,943
                            ======         ======        =======        =======

9.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                   2003         2002
                                                                                  -------      -------
Preferred stock dividends, accrued and deemed, and accretion                      $13,486      $16,943
Payment of preferred stock dividends with shares of stock                               -       16,233
Net additional paid in capital from repurchase, exchange, and/or
  redemption of preferred stock                                                       240       26,333
Conversion of preferred stock into common stock                                         -        7,619
Common stock issued for employee benefits and awards                                3,211        1,691

10.  Income Taxes

         For continuing operations, we had income tax expense of $138 thousand for each of the three and six months ended June 30, 2003, compared to an income tax benefit of $17.3 million and $35.6 million for the three and six months ended June 30, 2002, respectively. The $138 thousand represents expense for state income taxes payable. At June 30, 2003, we had a net deferred income tax asset balance of $71.1 million, offset by a valuation allowance in the same amount. The valuation allowance increased by $15.7 million and $28.5 million for the three and six months ended June 30, 2003, respectively. These increases to the valuation allowance were charged to income taxes for continuing operations in the respective periods, thereby completely offsetting the benefits of deferred income tax benefits generated during these periods and resulting in no deferred income tax expense or benefit for the three and six months ended 2003.

         We believed that a valuation allowance sufficient to bring the net deferred income tax asset balance to zero at June 30, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the net deferred income tax asset will not be realized. Excluding the effect of $138 thousand expense for state income taxes payable, our effective income tax rate for continuing operations for each of the three and six months ended June 30, 2003 was zero, compared to the overall effective income tax rate for continuing operations for the year 2002 of 17.04%. The effective rate for 2002 had been impacted by valuation allowances in 2002 that generated the low rate for that year. No income taxes were attributed to discontinued operations in 2003 because our overall deferred income tax expense for 2003 is zero and there were no state income taxes payable associated with these operations.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Dispositions

         In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party. Cash received from the sale was $11.0 million, and we recognized a gain on the sale of $7.6 million, net of costs related to the sale. The operations and sale of this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         In April 2003, we entered into an agreement to sell our two broadcast television stations located in Mississippi to an unaffiliated party for an aggregate amount of $13.4 million in cash. The sale of tangible and intangible property, other than the Federal Communications Commission ("FCC") licenses and specific equipment associated with the licenses (collectively the "nonFCC assets") of the two stations, closed on April 30, 2003. We received cash of $5.1 million in the sale of the nonFCC assets, and recognized a loss of $2.4 million, net of costs related to the sale. Closing of the sale of the FCC licenses and related equipment (collectively the "FCC assets") for the two stations is pending approval by the FCC of the transfer of the licenses to the buyer. We expect that the close of the sale of the FCC assets will occur by the end of 2003. At the close of the sale of the nonFCC assets, we received $5.6 million from the buyer related to the FCC assets, consisting of $5.5 million nonrefundable prepayment on the assets and $108 thousand for a local marketing arrangement with the buyer related to the operation of the stations pending transfer of the FCC licenses. We will receive an additional $2.7 million upon the close of the sale of the FCC assets. When the sale of the FCC assets is completed, we expect that we will recognize a gain on this portion of the sale of $4.8 million, net of costs related to the sale. The operations and recognized sale portion of the Mississippi stations are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         In a separate but concurrent transaction to the sale of the Mississippi stations, we waived our rights under an option agreement to acquire a broadcast television construction permit held by KB Prime Media and consented to the sale of the permit by KB Prime Media to an unaffiliated party. As consideration for our waiver and consent, we received $1.2 million in April 2003 that we recorded as other nonoperating income. We will receive an additional $200 thousand for our waiver and consent when the sale of the permit is completed. In association with this transaction, $2.1 million of our cash collateralizing certain debt of KB Prime Media was released, and an additional $600 thousand will be released when the sale of the permit is completed. The sale of the permit will be completed when the FCC approves the transfer of the permit by KB Prime Media to the buyer of the permit. We expect the sale of permit to be completed by the end of 2003. Pegasus Satellite is party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall W. Pagon, chairman of the board of directors and chief executive officer of Pegasus Satellite and Pegasus Communications. KB Prime Media is one of the KB Companies.

         Aggregate assets and liabilities associated with the broadcast television stations above were not significant to our financial position to show separately as held for sale on the balance sheet, but such have been classified as other current and noncurrent assets and liabilities as appropriate.

         We ceased operating our Pegasus Express business in 2002. Accordingly, the operations for this business for 2002 were classified as discontinued in the statement of operations and comprehensive loss. There were no assets or liabilities of this business contained in the balance sheet at December 31, 2002.

         Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            Three Months Ended              Six Months Ended
                                 June 30,                       June 30,
                           2003            2002            2003           2002
                         --------        --------         ------        --------
Revenues                 $   380         $ 2,461          $1,533        $ 4,959
Pretax income (loss)      (2,567)         (2,841)          4,616         (5,074)

         In the pretax income (loss) from discontinued operations for the three and six months ended 2003 above was a net loss of $2.4 million and a net gain of $5.2 million, respectively, from the sale of the applicable assets. In the pretax income (loss) from discontinued operations for the three and six months ended 2002 above is an aggregate $1.7 million for impairment losses associated with the broadband business. No income taxes were attributed to discontinued operations in 2003 because our overall deferred income tax expense for 2003 is zero and there were no state income taxes payable associated with these operations.

12.  Industry Segments

         Our only reportable segment at June 30, 2003 was our direct broadcast satellite business. Information on the direct broadcast satellite business' revenue and how it contributed to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. The direct broadcast satellite business derived all of its revenues from external customers for each period presented. Identifiable total assets for the direct broadcast satellite business were approximately $1.7 billion at June 30, 2003, which were not significantly different from those at December 31, 2002. We evaluate the direct broadcast satellite business segment based on its EBITDA, which we define as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as derived from the statements of operations and comprehensive loss, excluding $4.5 million for a contract termination fee reversal in 2003 included in other subscriber related costs in the statement of operations and comprehensive loss.

13.  Commitments and Contingent Liabilities

Legal Matters

DIRECTV Litigation:

National Rural Telecommunications Cooperative

         Our subsidiaries, Pegasus Satellite Television ("PST") and Golden Sky Systems ("GSS"), are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program. "DIRECTV" refers to the programming services provided by DIRECTV, Inc.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inc. have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DIRECTV, Inc. for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately.

         DIRECTV, Inc. is seeking as part of its counterclaim a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could adversely impact our DIRECTV rights. On May 22, 2003, the Court issued an order denying DIRECTV, Inc.'s motion for summary judgment relating to the term of the agreement. While the NRTC has a right of first refusal to receive certain services after the term of NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the Court issued an order denying DIRECTV Inc.'s motion for partial summary judgment relating to the right of first refusal.

         On July 3, 2002, the Court granted a motion for partial summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by Pegasus Development Corporation ("Pegasus Development"), one of our subsidiaries, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation ("Hughes"), Thomson Consumer Electronics ("Thomson"), and Philips Electronics North America Corporation ("Philips"). See below for further information on this litigation. In February 2003, the United States District Court, District of Delaware granted Pegasus Development's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. The NRTC filed a motion with the United States District Court, Central District of California to reconsider its July 3, 2002 decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. The motion was heard by the Court on June 2, 2003. On June 10, 2003, the Court granted the NRTC's motion for reconsideration, reversed the partial summary judgment previously granted to DIRECTV, Inc., and granted partial summary judgment in favor of the NRTC. The Court's ruling provides that the NRTC has no obligation to indemnify DIRECTV, Inc. for the costs of defense or liabilities that DIRECTV, Inc. incurs in the patent litigation, based on the allegations of the amended complaint.

Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29, 2000. The Court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV Inc.'s motion for partial summary judgment on its term counterclaim. On June 20, 2001, PST and GSS filed a second amended complaint, updating the claims asserted in the earlier complaints.

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

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. These motions were argued on May 5, 2003 and decided on May 22, 2003, and were then the subject of a motion for reconsideration argued on June 2, 2003 and decided on June 5, 2003.

         As a result of these and earlier rulings, the term of the agreement, the content of the right of first refusal, and plaintiffs rights to launch fees and advanced services and to distribute premiums will all be determined at trial. The Court dismissed PST's tort and punitive damage claims and the restitution aspects of PST's unfair business practices claim other than with respect to launch fees. The Court did not dismiss the injunctive relief portions of the unfair business practices claim. The Court also ruled that DIRECTV, Inc. has no obligation to provide PST with services after the Member Agreements between PST and the NRTC expire, except that the ruling does not affect: (1) obligations the NRTC has or may have to PST under the Member Agreements or otherwise; (2) obligations DIRECTV, Inc. has or may have, in the event it steps into the shoes of the NRTC as the provider of services to PST; or (3) fiduciary or cooperative obligations to deliver services owed PST by DIRECT, Inc. through the NRTC.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         On July 25, 2003, the Court ruled on motions in limine filed by all parties. While the rulings narrowed certain issues to be presented to the Court, it did not materially alter any of the parties' causes of action. The Court also denied DIRECTV Inc.'s motion to dismiss PST and GSS, among others, on jurisdictional grounds.

         The lawsuits described above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit (but excluding the indemnity and seamless marketing lawsuits) were set to be tried in phases before the same judge beginning August 14, 2003. The first phase of the trial was to include issues relating to term and the right of first refusal. However, the Court was informed of a conditional settlement reached among DIRECTV, Inc., the NRTC and the class relating to all of their claims; and, on August 12, 2003, the Court vacated the trial date and set a status conference for September 4, 2003. The Court also ordered further settlement proceedings between DIRECTV, Inc. and PST. The announced settlement among DIRECTV, Inc., the NRTC and the class is conditioned on a satisfactory "fairness hearing" conducted by the Court relating to the class claims, the date of which has not been set but is anticipated to be held in approximately 75 to 90 days. We do not believe that the proposed settlement will resolve the pending claims between DIRECTV, Inc. and PST and GSS. PST and GSS are in the process of evaluating the settlement. We have filed copies of the proposed settlement with a Form 8-K dated August 11, 2003.

Patent Infringement Litigation:

         On December 4, 2000, Pegasus Development and Personalized Media filed a patent infringement lawsuit in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes, Thomson, and Philips. Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes and used by DIRECTV, Inc. to provide services to its subscribers. We are unable to predict the possible effects of this litigation on our relationship with DIRECTV, Inc.

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

         The Judicial Panel on Multidistrict Litigation subsequently transferred Thomson's antitrust/unfair competition counterclaims to an ongoing Multidistrict Litigation in the United States District Court for the Northern District of Georgia. The Panel found that these counterclaims presented common questions of fact with actions previously consolidated for pretrial proceedings in the Northern District of Georgia and that including Thomson's claims in the coordinated pretrial proceedings would promote the just and efficient conduct of the litigation. Discovery has been ongoing regarding Thomson's counterclaims. All parties to the Thomson claims have filed written responses to discovery requests, produced documents, and served expert reports. Most expert depositions were held in May 2003, and all discovery closed at the beginning of June 2003. The deadline for filing summary judgment motions was July 3, 2003.

         The Court decided several important motions in favor of Pegasus Development and Personalized Media. The Court granted Pegasus Development and Personalized Media's motion for leave to amend the complaint to limit the relief sought and it also granted their motion to bifurcate the trial into two proceedings to address the patent and antitrust issues separately. The Court

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denied a motion originally brought by DIRECTV, Inc. and Hughes, which was later joined by Thomson and Philips, for partial summary judgment under the doctrine of prosecution laches.

         In March 2003, a hearing was held before a special master appointed by the Delaware district court to recommend constructions of disputed terms in the patent claims in suit. On March 24, 2003, the special master issued his report, recommending claim constructions largely favorable to the plaintiffs. The report of the special master is subject to review by the district judge.

         In April 2003, the United States Patent and Trademark Office granted a petition filed by defendant Thomson seeking reexamination of one of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination of other patents in suit have either already been filed by Thomson, or are anticipated to be filed in the near future. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants' motion pending a disposition of the United States Patent and Trademark Office's reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order.

         Thomson's antitrust counterclaims against Pegasus Development, Personalized Media, and Gemstar (the "Thomson claims"), which were transferred to the northern District of Georgia pursuant to an order of the Judicial Panel on Multidistrict Litigation, have not been stayed. Discovery concerning the Thomson claims has closed (although a few depositions remain to be taken per agreement of the parties), and dispositive motions are due at the end of August 2003. Gemstar and Thomson have settled the Thomson claims brought against Gemstar, and Thomson has dismissed these claims, as to Gemstar only, with prejudice.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

Commitments

Customer Relationship Management Services:

         In the second quarter 2002, we recorded a termination fee liability of $4.5 million and associated expense to the direct broadcast satellite business' other subscriber related expense with respect to an agreement for customer relationship management services that we intended to terminate early. The termination fee was to be paid and the termination was to be effective in July 2003. During the second quarter 2003, we amended this agreement and the termination fee was no longer payable. Accordingly, during the second quarter 2003 we reversed the termination fee liability and reduced direct broadcast satellite's other subscriber related expenses by $4.5 million. The amended agreement does not require any minimum annual services amount, whereas the agreement prior to the amendment required a prorated minimum annual services amount of $10.9 million for 2003.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  New Accounting Pronouncements

         Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued by the Financial Accounting Standards Board ("FASB") in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Our application of FIN 46 did not have a significant impact on our financial position, results of operations, or cash flows.

         On April 30, 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies various items and issues related to derivative instruments. There was no material impact to us upon the adoption of this statement.

         The FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150") in May 2003. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 requires, among other things, an issuer to classify a financial instrument issued in the form of shares that is mandatorily redeemable as a liability. We believe that our redeemable preferred stocks will be subject to the requirements of FAS 150 and may need to be classified as liabilities. However, we are still studying the provisions of the statement to determine the exact impact. Because the instruments covered by FAS 150 are far reaching, it is possible that we may have other instruments subject to the statement for which we continue to study the provisions of the statement to determine what, if any, further impact there may be to us. FAS 150 is effective for us in the third quarter 2003.

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

General

         All references to "we," "us," and "our" refer to Pegasus Communications Corporation, together with its direct and indirect subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., one of our direct subsidiaries. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite. Other terms used are defined where they first appear.

         We have a history of losses principally due to the substantial amounts incurred for interest expense and depreciation and amortization. Net losses were $153.6 million, $278.4 million, and $159.0 million for 2002, 2001, and 2000, respectively.

         Our principal business is the direct broadcast satellite business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 87%, 92%, and 92%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 82% and

                       PEGASUS COMMUNICATIONS CORPORATION

85% of total consolidated assets at December 31, 2002 and 2001, respectively. The following sections focus on our direct broadcast satellite business, as this is our only significant business segment.

Significant Risks and Uncertainties

         We are highly leveraged. At June 30, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding of $1.6 billion. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

         We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could adversely impact our direct broadcast satellite business. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our direct broadcast satellite rights assets. See Note 13 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         For the six months ended June 30, 2003 and 2002, the direct broadcast satellite business had income from operations of $26.5 million and $22.4 million, respectively. We attribute the improvement in the current year to our direct broadcast satellite business strategy. This strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with

                       PEGASUS COMMUNICATIONS CORPORATION

our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, it has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 76 thousand and the decrease of $19.8 million in the direct broadcast satellite business' net revenues during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. In the near term, our direct broadcast satellite business strategy may result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite business' net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

Results of Operations

         In this section, amounts and changes specified are for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, respectively, unless indicated otherwise. With respect to our results from operations, we focus on our direct broadcast satellite business, as this is our only significant business.

Direct Broadcast Satellite Business

Subscribers:

         We had 1,232,744 subscribers at June 30, 2003, a net decrease of 75,726 from the number of subscribers at December 31, 2002. The average number of subscribers outstanding was 1,254,436 and 1,273,926 during the three and six months ended June 30, 2003, respectively, and 1,375,249 and 1,377,063 during the three and six months ended June 30, 2002, respectively. Gross subscriber additions were 31,577 and 70,567 for the three and six months ended June 30, 2003, respectively, and 50,262 and 114,811 for the three and six months ended June 30, 2002, respectively. We believe that the primary reasons for the net decreases in the number of subscribers during the 2003 periods were: a significant competitive disadvantage that we experienced in several of our territories in which a competing direct broadcast satellite provider provides local channels but DIRECTV does not; our continued focus in 2003 on enrolling more creditworthy subscribers; our unwillingness to aggressively invest retention amounts in low margin subscribers; competition from digital cable providers; competition from a competing direct broadcast satellite provider other than with respect to local channels; the effect of general economic conditions on our subscribers and potential subscribers; and a reduction in the number of new subscribers we obtain from national retail chains with which we do not have compensation arrangements.

Revenues:

         Revenues decreased $10.6 million to $205.8 million and $19.8 million to $411.4 million for the three and six months 2003, respectively. These decreases were primarily due to decreases in our recurring subscription revenue from our core, a la carte, and premium package offerings of $10.6 million and $22.5 million, respectively, and decreases in pay per view revenues of $4.1 million

                       PEGASUS COMMUNICATIONS CORPORATION

and $7.8 million, respectively. The revenue decreases were partially offset by $5.2 million and $10.4 million for the three and six months 2003 in revenues from a royalty fee introduced in July 2002 that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service. The decreases from our core, a la carte, and premium package offerings were primarily due to the net reduction in total subscribers described above, offset in part by increased average monthly revenue generated per subscriber ("ARPU") in each 2003 period compared to the corresponding 2002 period. ARPU is direct broadcast satellite revenues for the period divided by the average number of subscribers during the period, divided by the number of months in the period. Total ARPU increased from $52.46 in 2002 to $54.69 in 2003 for the three months ended, and from $52.18 in 2002 to $53.52 in 2003 for the six months ended. ARPU for core, a la carte, and premium programming increased from $44.42 in 2002 to $45.88 in 2003 for the three months ended, and from $44.41 in 2002 to $45.05 in 2003, for the six months ended. A rate increase to certain a la carte and premium programming in second quarter 2003, as well as our ability to keep subscribers in and upgrade subscribers into higher retail priced packages, contributed to the increases in ARPU.

         Revenues for the second quarter 2003 were flat compared to the first quarter 2003 primarily due to a decrease in subscribers in the second quarter offset by increased average monthly revenue generated per subscriber in the second quarter. Total ARPU increased from $52.97 in the first quarter 2003 to $54.69 in the second quarter 2003. ARPU for core, a la carte, and premium programming increased from $44.25 in the first quarter 2003 to $45.88 in the second quarter 2003. A rate increase to certain a la carte and premium programming in second quarter 2003, as well as our ability to keep subscribers in and upgrade subscribers into higher retail priced packages contributed to the increases in ARPU.

Direct Operating Expenses:

         Programming expense decreased $3.5 million to $92.5 million and $6.6 million to $185.7 million for the three and six months 2003, respectively. These decreases were primarily due to: decreases in the cost of our recurring core, a la carte, and premium package subscription offerings of $2.7 million and $6.3 million, respectively; and decreases in the cost of our pay per view programming of $1.8 million and $3.3 million, respectively. The decreases in the cost of our core, a la carte, and premium package offerings were primarily due to the net reduction in total subscribers, offset by a 7% increase, effective January 2003, in certain per subscriber programming costs charged to us by the National Rural Telecommunications Cooperative ("NRTC"). We also experienced a 10% increase, effective January 2003, in certain pay per view programming costs charged to us by the NRTC. These net decreases to programming expense were also partially offset by our estimate of patronage to be received from the NRTC being $3.1 million and $6.4 million less for the three and six months 2003, respectively, compared to the corresponding 2002 periods. The NRTC patronage is a reduction to programming expense.

         Other subscriber related expenses decreased $8.5 million to $40.6 million and $15.6 million to $85.2 million for the three and six months 2003, respectively. Within each 2003 period was a reduction of expenses of $4.5 million for the reversal in the second quarter 2003 of a contract termination fee recorded in 2002 and scheduled to be paid in July 2003 for a contract intended to be terminated in July 2003. However, in the second quarter 2003 the associated agreement was amended and continued. The remaining decreases were primarily due to decreases in bad debt expense of $3.3 million and $9.8 million, respectively, mainly due to our continued focus on improving the quality of our subscriber base that we obtain and retain and improved account collection efforts.

                       PEGASUS COMMUNICATIONS CORPORATION

Other Operating Expenses:

         Promotion and incentives and advertising and selling expenses on our statement of operations and comprehensive loss constitute expensed SAC. Expensed SAC is the gross amount of SAC we incur less amounts of SAC deferred and/or capitalized. Commissions, subsidies, and promotional programming are costs included in SAC that are incurred only when new subscribers are enrolled. Commissions and subsidies are the substantial cost elements within our SAC. Amounts associated with SAC are contained in the following table:

                                           Three Months Ended              Six Months Ended
SAC (in thousands):                              June 30,                       June 30,
Expensed:                                  2003           2002            2003           2002
                                         -------        -------         -------         -------
    Promotions and incentives            $ 3,595        $ 2,027         $ 6,473         $ 3,770
    Advertising and selling                6,572          7,820          12,298          16,121
                                         -------        -------         -------         -------
       Total expensed                     10,167          9,847          18,771          19,891
Deferred                                   4,368          7,719          10,569          17,326
Capitalized                                4,684          7,458          10,114          13,497
                                         -------        -------         -------         -------
    Gross SAC incurred                   $19,219        $25,024         $39,454         $50,714
                                         =======        =======         =======         =======

         Gross SAC decreased in the 2003 periods primarily due to a lesser amount of gross subscriber additions in the 2003 periods compared to the respective corresponding 2002 periods. Promotions and incentives expense increased in the 2003 periods because in 2002 a greater percentage of the related costs were eligible for either deferral or capitalization. In accordance with our policy whereby we expense SAC in excess of amounts eligible to be deferred, we incurred more of these excess promotions and incentive costs in the 2003 periods than in the respective corresponding 2002 periods. Based on gross subscriber additions for the respective 2003 and 2002 periods noted above, total SAC per gross subscriber added was $609 and $559 for the three and six months 2003, respectively, and $498 and $458 for the three and six months 2002, respectively. The increases in the 2003 periods compared to the corresponding 2002 periods were primarily due to: the disproportionate impact our sales administration costs and other indirect SAC expenses have on the SAC per gross subscriber addition metric when divided by a substantially lesser number of gross subscriber additions; a greater percentage of our gross subscriber additions taking more than one receiver that adds incrementally to the per subscriber cost; a lesser percentage in 2003 compared to 2002 of our gross subscriber additions coming from national retailers with which we do not have compensation arrangements; and the higher per subscriber costs associated with enrolling more creditworthy subscribers and the proportionately greater number of such subscribers enrolled in 2003 than in 2002.

         Depreciation of capitalized SAC was $4.4 million and $8.8 million for the three and six months 2003, respectively, and $3.3 million and $6.0 million for the three and six months 2002, respectively. Amortization of deferred SAC was $6.5 million and $14.1 million for the three and six months 2003, respectively, and $7.7 million and $13.5 million for the three and six months 2002, respectively. Depreciation of capitalized SAC and amortization of deferred SAC are included in depreciation and amortization.

         General and administrative expenses decreased $952 thousand to $5.9 million and $2.5 million to $12.3 million for the three and six months 2003, respectively, primarily due to reduced expenditures for communication services resulting from a renegotiation at the end of March 2002 of the related contract for such services and continuing cost reduction efforts in the 2003 periods that realized incremental cost reductions over the corresponding 2002 periods.

                       PEGASUS COMMUNICATIONS CORPORATION

         Depreciation and amortization decreased $644 thousand to $40.8 million for the three months 2003 and increased $1.9 million to $82.8 million for the six months 2003. The changes in depreciation and amortization year over year for the corresponding periods are primarily due to the amounts of deferred SAC amortized in those periods. Deferred SAC is amortized over 12 months from the date it is incurred, which is when a new subscriber is added. The decrease in depreciation and amortization for the three months 2003 is primarily due to a lesser amount of deferred SAC eligible for amortization during the period compared to the corresponding 2002 period resulting from a decreased number of subscribers added in the four quarters ended with the second quarter 2003 compared to the four quarters ended with the second quarter 2002.

Other Statement of Operations and Comprehensive Loss Items

         Corporate and development expenses decreased $5.1 million to $7.8 million and $10.5 million to $15.9 million for the three and six months 2003, respectively, primarily due to less amortization of certain licenses held by our subsidiary Pegasus Development Corporation ("Pegasus Development") in 2003 compared to 2002. The remaining decrease for each period was primarily due to cost reduction measures that began, but were not yet fully effected, in the second quarter 2003 and elimination of certain development programs in the second half of 2002. Other operating expenses, net increased $4.0 million to $10.5 million and $2.6 million to $18.5 million for the three and six months 2003, respectively. These increases were primarily due to increased incentive compensation in the three and six months 2003 of $4.2 million and $6.0 million, with the six months 2003 increase offset in part by the write off of asset costs due to impairment of $4.0 million in the six months 2002. The loss on impairment of marketable securities for the three and six months 2002 was due to the write off of an investment in the common stock of another entity we owned at the time to the stock's then fair market value. The increase in other nonoperating income, net of $1.1 million and $1.2 million for the three and six months 2003, respectively, was primarily due to the cash income of $1.2 million we received from the waiver of our rights over and our consent to sell a broadcast television construction permit held by another party. The decrease of $3.3 million in equity in losses of affiliates for the six months 2003 was due to an adjustment in the capital accounts of the respective partners of a partnership in which Pegasus Development is a partner that reduced Pegasus Development's share in the equity of the partnership by $3.3 million.

         For continuing operations, we had income tax expense of $138 thousand for each of the three and six months ended 2003, compared to an income tax benefit of $17.3 million and $35.6 million for the three and six months ended 2002, respectively. The $138 thousand represents expense for state income taxes payable. At June 30, 2003, we had a net deferred income tax asset balance of $71.1 million, offset by a valuation allowance in the same amount. The valuation allowance increased by $15.7 million and $28.5 million for the three and six months ended June 30, 2003, respectively. These increases to the valuation allowance were charged to income taxes for continuing operations in the respective periods, thereby completely offsetting the benefits of deferred income tax benefits generated during these periods and resulting in no deferred income tax expense or benefit for the three and six months ended 2003. We believed that a valuation allowance sufficient to bring the net deferred income tax asset balance to zero at June 30, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the net deferred income tax asset will not be realized. Excluding the effect of $138 thousand expense for state income taxes payable, our effective income tax rate for continuing operations for each of the three and six months ended June 30, 2003 was zero, compared to the overall effective income tax rate for continuing operations for the year 2002 of 17.04%. The effective rate for 2002 had been impacted by valuation allowances in 2002 that generated the low rate for that year.

         Discontinued operations for 2003 and 2002 consisted of a broadcast television station located in Mobile, Alabama and two stations located in

                       PEGASUS COMMUNICATIONS CORPORATION

Mississippi, and for 2002, our Pegasus Express business that we ceased in 2002. In March 2003, we completed the sale of our Alabama station, and recognized a gain on the sale of $7.6 million, net of costs related to the sale. The operations and sale of this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. In April 2003, we sold tangible and intangible property, other than the Federal Communications Commission ("FCC") licenses and specific equipment associated with the licenses for the Mississippi stations and recognized a loss of $2.4 million, net of costs related to the sale. Closing of the sale of the FCC licenses and related equipment (collectively the "FCC assets") of these two stations is pending approval by the FCC of the transfer of the licenses to the buyer. We expect that the close of the sale of the FCC assets will occur by the end of 2003. When the sale of the FCC assets is completed, we expect that we will recognize a gain on this portion of the sale of $4.8 million, net of costs related to the sale. The operations and recognized sale portion of the Mississippi stations are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. We ceased operating our Pegasus Express business in 2002. Accordingly, the operations for this business for 2002 were classified as discontinued in the statement of operations and comprehensive loss. Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                            Three Months Ended              Six Months Ended
                                 June 30,                       June 30,
                           2003           2002             2003           2002
                         --------       ---------         ------        --------
Revenues                 $   380         $ 2,461          $1,533        $ 4,959
Pretax income (loss)      (2,567)         (2,841)          4,616         (5,074)

         In the pretax income (loss) from discontinued operations for the three and six months ended 2003 above was a net loss of $2.4 million and a net gain of $5.2 million, respectively, from the sale of the applicable assets. In the pretax income (loss) from discontinued operations for the three and six months ended 2002 above is an aggregate $1.7 million for impairment losses associated with the broadband business. No income taxes were attributed to discontinued operations in 2003 because our overall deferred income tax expense for 2003 is zero and there were no state income taxes payable associated with these operations.

         In a series of exchanges in the second quarter 2003, Pegasus Satellite issued $94.0 million principal amount of 11-1/4% senior notes due January 2010 ("11-1/4% notes") in exchange for an aggregate equivalent principal amount of its other outstanding notes, consisting of $21.9 million of 9-5/8% senior notes due October 2005 ("9-5/8% notes"), $28.6 million of 12-3/8% senior notes due August 2006 ("12-3/8% notes"), $11.5 million of 9-3/4% senior notes due December 2006 ("9-3/4% notes"), and $32.0 million of 12-1/2% senior notes due August 2007. The aggregate difference associated with all of the notes exchanged in the amount of interest expense for the remainder of 2003 through the date of the earliest maturity of the notes received is favorable but not significant. However, the incremental aggregate interest expense to be incurred after the maturity date of each respective note received in the exchanges will increase by the amount of interest associated with the 11-1/4% notes issued in the exchanges, as long as the 11-1/4% notes remain outstanding. No gain or loss was recognized on the exchanges, as the exchanges do not represent extinguishments of debt.

         In July 2003, Pegasus Satellite issued $67.6 million principal amount of 11-1/4% notes in exchange for an aggregate principal amount of $69.8 million of its other outstanding notes, consisting of $11.5 million of 9-5/8% notes, $8.2 million of 12-3/8% notes, $17.4 million of 9-3/4% notes, $4.5 million of 12-1/2% notes, and $28.2 million of 13-1/2% senior subordinated notes due March 2007.

                       PEGASUS COMMUNICATIONS CORPORATION

         On August 1, 2003, Pegasus Satellite borrowed $100.0 million in term loans that bear interest at 12.5% and are due August 2009 from which was repaid all of the $67.9 million principal outstanding of Pegasus Media's 12-1/2% notes due July 2005 that will have an incremental effect on future interest expense. In connection with the term loan agreement, Pegasus Communications issued 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock to the group of institutional investors providing the funds for the term loan financing. We expect that the fair value of the warrants will be reflected as a discount of the amount of the term loan borrowed, and that this discount will be charged to interest expense over the term of the term loan.

DBS EBITDA

        EBITDA for our direct broadcast satellite business ("DBS EBITDA") was $52.2 million and $54.6 million for three months ended June 30, 2003 and 2002, respectively, and $104.8 million and $103.3 million for the six months ended June 30, 2003 and 2002, respectively. We present DBS EBITDA because the direct broadcast satellite business is our only significant business and this business forms the principal portion of our results of operations. The calculation of DBS EBITDA and a reconciliation of DBS EBITDA to its most comparable GAAP financial measure of net loss follows (in thousands). All amounts are as contained on our consolidated statement of operations and comprehensive loss.

                                                       For the Three Months                  For the Six Months
                                                           Ended June 30,                       Ended June 30,
                                                      2003               2002              2003               2002
                                                   ----------         ----------        ----------         ----------
Direct broadcast satellite net revenues            $ 205,823          $ 216,447         $ 411,369          $ 431,171
Direct broadcast satellite operating
   expenses, excluding depreciation and
   amortization and contract termination fee        (153,613)          (161,814)         (306,521)          (327,834)
   reversal
                                                   ---------          ---------         ---------          ---------
DBS EBITDA                                            52,210             54,633           104,848            103,337
Direct broadcast satellite depreciation and          (40,843)           (41,487)          (82,829)           (80,937)
   amortization
Contract termination fee reversal                      4,500                   -            4,500                   -
Broadcast and other operations, net                      599               (231)              340               (708)
Corporate and development expenses                    (7,837)           (12,948)          (15,921)           (26,435)
Other operating expenses, net                        (10,465)            (6,456)          (18,475)           (15,921)
                                                   ---------          ---------         ---------          ---------
Loss from operations                                  (1,836)            (6,489)           (7,537)           (20,664)
Interest expense                                     (35,614)           (36,310)          (72,165)           (72,362)
Interest income                                          167                218               317                436
Other nonoperating income (expenses), net
                                                       1,173             (2,950)            2,527             (1,824)
Equity in earnings (losses) of affiliates                220                173            (2,902)               349
Net income tax (expense) benefit for
   continuing operations                                (138)            17,251              (138)            35,602
Discontinued operations, net                          (2,567)            (1,761)            4,616             (3,145)
                                                   ---------          ---------         ---------          ---------
Net loss                                           $ (38,595)         $ (29,868)        $ (75,282)         $ (61,608)
                                                   =========          =========         =========          =========

         We use DBS EBITDA as a measurement of earnings generated by the direct broadcast satellite business that are available to reinvest in the business via investments in deferred SAC and capital expenditures, to fund our debt service,

                       PEGASUS COMMUNICATIONS CORPORATION

to potentially fund equity dividends, and to potentially fund other development projects. We also use DBS EBITDA as a percentage of revenue as a measurement of operating efficiency, especially as benchmarked against competitors in the industry. Further, we use DBS EBITDA as the denominator in measuring a modified value to earnings multiple, to assess our enterprise value, and growth thereof over time, especially as benchmarked against comparables in the industry. Finally, we use DBS EBITDA as the denominator in measuring our leverage at various points throughout our capital structure, and improvements made thereto over time, especially as benchmarked against comparables in the industry. We believe that investors, analysts, lenders, and other interested parties who follow our industry use DBS EBITDA for the same reasons that we do. Investors, analysts, lenders, and other interested parties who follow our industry rely on the DBS EBITDA measure to make informed decisions, especially by benchmarking against comparables in the industry. Our ability and desire to reinvest in the DBS business, to fund debt service of the enterprise, to potentially fund equity dividends, and to potentially fund other development projects is largely dependent upon our ability to generate DBS EBITDA. We believe that the limitation associated with the use of DBS EBITDA, as compared to net income, is the number of items included or not included in DBS EBITDA that are included in net income. However, we believe this limitation is not significant and mitigated by the fact that, generally, all reconciling items are contained on the face of our statement of operations and comprehensive loss. DBS EBITDA is not, and should not be considered, an alternative to income from operations, net income, or any other measure for determining our operating performance, as determined under generally accepted accounting principles. Although EBITDA is a common measure used by other companies, our calculation of DBS EBITDA may not be comparable with that of others.

New Accounting Pronouncements

         Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued by the Financial Accounting Standards Board ("FASB") in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Our application of FIN 46 did not have a significant impact on our financial position, results of operations, or cash flows.

         On April 30, 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). This FAS amends and clarifies various items and issues related to derivative instruments. There was no material impact to us upon the adoption of this statement.

         The FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150") in May 2003. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 requires, among other things, an issuer to classify a financial instrument issued in the form of shares that is mandatorily redeemable as a liability. We believe that our

                       PEGASUS COMMUNICATIONS CORPORATION

redeemable preferred stocks will be subject to the requirements of FAS 150 and may need to be classified as liabilities. However, we are still studying the provisions of the statement to determine the exact impact. Because the instruments covered by FAS 150 are far reaching, it is possible that we may have other instruments subject to the statement for which we continue to study the provisions of the statement to determine what, if any, further impact there may be to us. FAS 150 is effective for us in the third quarter 2003.

Liquidity and Capital Resources

         We had cash and cash equivalents on hand at June 30, 2003 of $71.5 million compared to $59.8 million at December 31, 2002. The change in cash is discussed below in terms of the amounts shown in our statement of cash flows.

         Net cash provided by operating activities was $9.4 million and $23.7 million for the six months ended June 30, 2003 and 2002, respectively. The principal reason for the decrease in the 2003 period was due to the timing of interest payments associated with our 11-1/4% notes resulting in $9.8 million in increased cash interest paid in 2003. The interest on these notes are payable semiannually in January and July. These notes were first issued in December 2001 with the first interest payment due July 2002. The remaining decrease in cash provided was due to increased other working capital needs in 2003.

         Cash of $11.1 million was provided by investing activities for the six months ended June 30, and cash of $16.8 million was used for investing activities for the six months ended June 30, 2002. The 2003 period primarily reflects cash received of $21.6 million associated with sales of three broadcast television stations, and cash utilized for direct broadcast satellite equipment capitalized of $9.5 million. The 2002 period primarily consisted of purchases of direct broadcast satellite equipment capitalized of $13.5 million and other capital expenditures of $3.0 million. We have yet to close on the final portion of the sale of two of the above noted stations, from which we will receive an additional $2.7 million. We expect this portion of the sale to close by the end of 2003.

         For the six months ended June 30, 2003 and 2002, net cash was used for financing activities of $8.8 million and $34.5 million, respectively. The primary financing activities for 2003 were repayments of long term debt of $4.0 million, purchases of 202,960 shares of our Class A common stock for $3.7 million, and costs of $2.8 million incurred for new financing arrangements. Restricted cash of $2.1 million was released for our use in connection with the waiver of our rights over and our consent to sell a broadcast television construction permit held by another party, for which we received $1.2 million that is included in cash provided by operating activities. We will receive an additional $200 thousand for our waiver and consent and an additional $600 thousand of restricted cash will be released when the sale of the permit is completed, which we expect to occur by the end of 2003. The primary financing activities for which cash was used in 2002 were repayment of amounts outstanding under our revolving credit facility of $80.0 million, repayments of other long term debt of $7.3 million, and aggregate redemptions and repurchases of our preferred stock of $10.7 million. We received proceeds of $63.2 million in 2002 from borrowings under a term loan facility available to us at that time.

         At June 30, 2003, after deducting the letters of credit outstanding of $61.4 million, net availability under our revolving credit facility was $79.2 million at June 30, 2003. See below for actions we took after June 30, 2003 that impact this facility.

         In June 2003, we reacquired $1.3 million par value of Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% series") that is mandatorily redeemable in 2007 in exchange for $2.1 million par value of our 6-1/2% Series C convertible preferred stock ("Series C") that is not mandatorily redeemable. An accrued contract termination fee scheduled to be paid in July 2003 of $4.5 million was reversed in the second quarter 2003 due to the

                       PEGASUS COMMUNICATIONS CORPORATION

amendment and continuation of the associated customer relationship management services agreement during the quarter. Additionally, this amended agreement does not require any minimum annual services amount, whereas the agreement prior to the amendment required a prorated minimum annual services amount of $10.9 million for 2003.

         In a series of exchanges in the second quarter 2003, Pegasus Satellite issued $94.0 million principal amount of 11-1/4% senior notes due January 2010 ("11-1/4% notes") in exchange for an aggregate equivalent principal amount of its other outstanding notes, consisting of $21.9 million of 9-5/8% senior notes due October 2005 ("9-5/8% notes"), $28.6 million of 12-3/8% senior notes due August 2006 ("12-3/8% notes"), $11.5 million of 9-3/4% senior notes due December 2006 ("9-3/4% notes"), and $32.0 million of 12-1/2% senior notes due August 2007. The principal effect of this exchange was to extend the maturity of $94.0 million of principal outstanding, with a net reduction in cash interest to be paid for the remainder of 2003 of $1.3 million. The aggregate difference associated with all of the notes exchanged in the amount of cash interest to be paid after 2003 through the date of the earliest maturity of the notes received is favorable but not significant. However, the incremental aggregate cash interest to be paid after the maturity date of each respective note received in the exchanges will increase by the amount of interest associated with the 11-1/4% notes issued in the exchanges, as long as the 11-1/4% notes remain outstanding.

         In July 2003, Pegasus Satellite issued $67.6 million principal amount of 11-1/4% notes in exchange for an aggregate principal amount of $69.8 million of its other outstanding notes, consisting of $11.5 million of 9-5/8% notes, $8.2 million of 12-3/8% notes, $17.4 million of 9-3/4% notes, $4.5 million of 12-1/2% notes, and $28.2 million of 13-1/2% senior subordinated notes due March 2007.

         On August 1, 2003, Pegasus Satellite borrowed all of the $100.0 million term loan financing available under an amended and restated term loan. The rate of interest on outstanding principal is 12.5%. Interest is payable quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to interest at the full 12.5% rate thereafter. All unpaid principal and interest is due August 1, 2009. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. The proceeds received from this borrowing were used as follows: $69.3 million was placed in trust to redeem in September 2003 all of the outstanding principal of Pegasus Media's 12-1/2% notes due July 2005 of $67.9 million and accrued interest on the notes to the date of their redemption of $1.4 million; $2.5 million to pay additional costs associated with the term loan agreement; and $28.2 million to fund cash collateral placed into a separate letter of credit facility (discussed below). Other costs associated with this agreement that had been previously incurred amounted to $2.0 million.

         In July 2003, Pegasus Media amended its credit agreement that had an effective date of August 1, 2003 and obtained certain consents from the lenders thereunder. On the effective date: 1) the commitment under the revolving credit facility was permanently reduced by $60.0 million to $80.6 million; 2) the permanent quarterly commitment reductions under the revolving credit facility were changed to $12.2 million on September 30, 2003 and $13.7 million every quarterly period ended thereafter until the facility's expiration date of October 31, 2004; 3) letters of credit in favor of amounts owed to the NRTC associated with the revolving credit facility prior to the amendment that had the effect of reducing the availability of the facility are not associated with the facility after the amendment; and 4) $1.9 million of term loan principal and $468 thousand of incremental term principal, along with associated accrued interest for each, were repaid. Aggregate costs incurred to amend the credit agreement and for consent fees amounted to $1.5 million. Also on August 1, 2003, $17.0 million was borrowed under the revolving credit facility to fund cash collateral under a letter of credit facility.

                       PEGASUS COMMUNICATIONS CORPORATION

         The transactions before and after June 30, 2003 discussed above with respect to the: 1) sale of broadcast television stations; 2) reacquisition of 12-3/4% preferred stock that is mandatorily redeemable; 3) amendment of our customer relationship management services agreement; 4) note exchanges; 5) new Pegasus Satellite term loan financing; and 6) amendment of Pegasus Media's credit agreement, in the aggregate significantly impacted the timing of cash flows associated with our contractual obligations outstanding at December 31, 2002 from that last reported in our 2002 Form 10-K. The following table shows our outstanding contractual obligations at December 31, 2002 to reflect the transactions in 2003 (in thousands):

                                                                 Payments due by period
                                                           Less than                                        More than
Contractual Obligations                      Total           1 year          1-3 Years      3-5 Years        5 Years
-----------------------------------       ----------        -------          --------        --------        --------
Long term debt                            $1,357,189        $22,752          $408,869        $481,156        $444,412
Redeemable preferred stock                    91,822                                           91,822
Operating leases                              17,235          3,670             6,589           4,353           2,623
Broadcast programming rights                  12,404          3,510             4,568           1,901           2,425
Purchase commitments                          13,500          6,000             7,500
                                          ----------        -------          --------        --------        --------
     Total                                $1,492,150        $35,932          $427,526        $579,232        $449,460
                                          ==========        =======          ========        ========        ========

Included in the less than 1 year column is $17.0 million borrowed under Pegasus Media's revolving credit facility to fund cash collateral under a letter of credit facility.

         For comparative purposes, our contractual obligations outstanding at December 31, 2002 as reported in our 2002 Form 10-K were as follows (in thousands):

                                                                 Payments due by period
                                                           Less than                                        More than
Contractual Obligations                      Total           1 year          1-3 Years      3-5 Years        5 Years
-----------------------------------       ----------        -------          --------       ---------        --------
Long term debt                            $1,312,625        $ 5,752          $512,556        $611,579        $182,738
Redeemable preferred stock                    93,072                                           93,072
Operating leases                              17,235          3,670             6,589           4,353           2,623
Broadcast programming rights                  13,620          4,164             5,084           1,947           2,425
Purchase commitments                          28,929         21,429             7,500
                                          ----------        -------          --------        --------        --------
     Total                                $1,465,481        $35,015          $531,729        $710,951        $187,786
                                          ==========        =======          ========        ========        ========

         On July 31, 2003, a newly formed, wholly owned subsidiary of Pegasus Media (the "LC subsidiary") entered into a letter of credit facility with a bank. The facility pays a quarterly fee of 1.75% of the amount of letters of credit outstanding at the beginning of each quarterly payment period. Outstanding letters of credit are secured with cash provided by the LC subsidiary in an amount equal to 105% of the letters of credit outstanding. On August 1, 2003, letters of credit were issued aggregating $59.0 million, and the LC subsidiary provided cash collateral of $61.9 million. Cash collateral provided by the LC subsidiary will be reported as restricted cash on the consolidated balance sheets. The LC subsidiary is entitled to all earnings earned by the cash collateral.

         We are in the process of seeking commitments for a new senior secured credit facility for our subsidiary Pegasus Media. Proceeds from any new credit facility would be used to repay all outstanding indebtedness of Pegasus Media and for working capital.

         At the discretion of our board of directors as permitted by the certificate of designation for the Series C preferred stock, our board of

                       PEGASUS COMMUNICATIONS CORPORATION

directors has not declared or paid any of the scheduled quarterly dividends for this series payable after January 31, 2002 through June 30, 2003. Dividends not declared accumulate in arrears until later declared and paid. The total amount of dividends in arrears on Series C at June 30, 2003 was $14.9 million. An additional $3.0 million of dividends became payable on July 31, 2003, of which $100 thousand was declared and paid on a pro rata basis to all holders of Series C shares. The amount of the July 31 payable amount not declared and not paid became in arrears on that date. Unless full cumulative dividends in arrears have been paid or set aside for payment, Pegasus Communications, but not its subsidiaries, may not, with certain exceptions, with respect to capital stock junior to or on a parity with Series C: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

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

         We have received notice of redemption from holders for all of the outstanding 10,000 shares of Series E preferred stock amounting to $10.0 million of par value after the dividends on the Series C preferred stock became in arrears. Additionally, in February 2003, 6,125 shares of Series D amounting to $6.1 million par value became eligible for redemption by holders. We are not permitted nor obligated to redeem the shares of Series D and E while dividends on Series C, which is senior to these series, are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default.

         At the discretion of our board of directors as permitted by the certificate of designation for 12-3/4% series preferred stock, our board of directors has not declared or paid any of the scheduled semiannual dividends for this series after January 1, 2002. Dividends in arrears to unaffiliated parties at June 30, 2003 were $11.9 million, with accrued interest thereon of $1.3 million. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, Pegasus Satellite may not, with certain exceptions, with respect to capital stock junior to the series: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of Pegasus Satellite.

         At this time, we cannot determine with any certainty what capital resources, other than those discussed above, will be available to us or the sources and sufficiency of liquidity to meet our contractual obligations beyond the next 12 months. We are seeking a new credit facility to replace the existing credit facility that has significant outstanding principal repayments starting in the third quarter 2004 through the third quarter 2005. We may seek to issue new debt and/or equity securities, refinance existing debt and/or preferred stock outstanding, continue to extend maturities of existing debt by issuing debt with later maturities in exchange for debt with nearer maturities, like the exchanges discussed above, or secure some other form of financing in meeting our longer term needs. Our financing options and opportunities will be impacted by general and industry specific economic and capital market conditions over which we have no control, as well as the outcome of our litigation with DIRECTV, Inc.

         As indicated above and previously disclosed, we have engaged in transactions from time to time that involve the purchase, sale, and/or exchange of our securities, and we may further do so in the future. Such transactions may

                       PEGASUS COMMUNICATIONS CORPORATION

be made in the open market or in privately negotiated transactions and may involve cash or the issuance of new securities or securities that we received upon purchase or exchange. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk continues to be exposure to variable market rates of interest associated with borrowings under our credit facilities. Borrowings under our credit facilities are generally subject to short term LIBOR rates that vary with market conditions. The amount of interest we incur also depends upon the amount of borrowings outstanding under these facilities. The interest rates we have incurred in 2003 on these borrowings have decreased slightly relative to the rates in 2002 in response to lower market LIBOR rates available in general in 2003 compared to 2002.

         Our two interest rate swaps expired in March 2003. As a result, starting in the second quarter 2003 we have been able to take full advantage of the lowered variable interest rates we incur, for the swaps had the effect of fixing interest rates for us at an effective rate greater than the market variable rates available to us. Other than the expiration of the swaps, which we did not renew or replace, the way we manage our interest rate risks did not change during the six months ended June 30, 2003 from the way such risks were managed at December 31, 2002.

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

                       PEGASUS COMMUNICATIONS CORPORATION

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 13 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2002, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and our Current Reports on Form 8-K dated May 14, 2003, May 22, 2003, and June 10, 2003.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the second quarter of 2003, Pegasus Satellite issued to institutional investors an aggregate of $94.0 million principal amount of its 11-1/4% senior notes due January 2010 in exchange for an aggregate equivalent principal amount of its outstanding notes, consisting of:

o $21.9 million principal amount of 9-5/8% senior notes due October 2005 exchanged on May 13, 2003;

o $28.6 million principal amount of 12-3/8% senior notes due August 2006 of which $13.8 million was exchanged on May 13, 2003, $4.3 million was exchanged on June 12, 2003, $7.5 million was exchanged on June 17, 2003 and $3.0 million was exchanged on June 23, 2003;

o $11.5 million principal amount of 9-3/4% senior notes due December 2006 of which $1.7 million was exchanged on May 13, 2003, $4.0 million was exchanged on June 12, 2003 and $5.8 million was exchanged on June 17, 2003; and

o $32.0 million principal amount of 12-1/2% senior notes due August 2007 of which $29.1 million was exchanged on May 13, 2003, $1.7 million was exchanged on June 12, 2003 and $1.2 million was exchanged on June 17, 2003.


            The terms and conditions of the 11-1/4% notes issued in the exchanges are the same as those contained in the indenture for the notes of this series already outstanding. The 11-1/4% notes were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 and are eligible for resale under Rule 144A promulgated under the Securities Act of 1933.

            On June 12, 2003, Pegasus Communications issued 20,682 shares of its 6-1/2% Series C convertible preferred stock, which previously had been repurchased, to an institutional investor who is a beneficial owner of more than 5% of Pegasus Communications' Class A common stock in exchange for 1,250 shares of Pegasus Satellite's 12-3/4% Series B cumulative exchangeable preferred stock. The preferred shares issued included cumulative dividends in arrears to the date of the exchange of $184 thousand. The fair market value attributed to the 12-3/4% Series B cumulative exchangeable preferred stock obtained in the exchange was $1.1 million. The shares of Series C convertible preferred stock were issued without registration in reliance on Section 4(2) of the Securities Act of 1933.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         At the discretion of our board of directors as permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock ("Series C"), our board of directors has not declared or paid any of the scheduled quarterly dividends for this series payable after January 31, 2002 through June 30, 2003. Dividends not declared accumulate in arrears until later declared and paid. The total amount of dividends in arrears on Series C at June 30, 2003 was $14.9 million. An additional $3.0 million of dividends became payable on July 31, 2003, of which $100 thousand was declared and paid on a pro rata basis to all holders of Series C shares. The amount of the July 31 payable amount not declared and not paid became in arrears on that date. Unless full cumulative dividends in arrears have been paid or set aside for payment, Pegasus Communications, but not its subsidiaries, may not, with certain exceptions, with respect to capital stock junior to or on a parity with Series C: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares.

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

         At the discretion of our board of directors as permitted by the certificate of designation for Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series"), our board of directors has not declared or paid any of the scheduled semiannual dividends for this series after January 1, 2002. Dividends in arrears to unaffiliated parties at June 30, 2003 were $11.9 million, with accrued interest thereon of $1.3 million thousand. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, Pegasus Satellite may not, with certain exceptions, with respect to capital stock junior to the series: 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of Pegasus Satellite.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit
Number

31.1*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
-----------------
*  Filed herewith.

                       PEGASUS COMMUNICATIONS CORPORATION

b)       Reports on Form 8-K

                  On April 3, 2003, we filed a Current Report on Form 8-K dated April 2, 2003 reporting under Item 5 that a newly formed subsidiary of ours received a commitment for up to $100.0 million in term loan financing from a group of institutional lenders. We included exhibits to the Form the loan documents governing the commitment and the text of the press release describing the terms of the financing.

                  On May 21, 2003, we filed a Current Report on Form 8-K dated May 14, 2003 reporting under Item 5 that in connection with the patent infringement lawsuit filed by our subsidiary Pegasus Development Corporation and Personalized Media Communications, L.L.C., on May 14, 2003 the presiding court granted defendants' motion seeking a stay of the patent litigation pending completion of the United States Patent and Trademark Office's reexamination proceedings of certain patents in suit in the litigation. In the same Current Report under Item 9 as furnished under Item 12, we furnished as an exhibit to the Form the text of news release about our results of operations for the quarterly period ended March 31, 2003.

                  On May 23, 2003, we filed a Current Report on Form 8-K dated May 22, 2003 reporting under Item 5 an update of our litigation with DIRECTV, Inc. with respect to certain summary judgment motions filed by DIRECTV, Inc. and summary judgments rulings issued with respect thereto. We included as an exhibit to the Form the text of a press release relating to the summary judgment rulings. We also provided an updated description of (i) the DIRECTV, Inc. litigation and (ii) the patent infringement lawsuit filed by our subsidiary Pegasus Development Corporation and Personalized Media Communications, L.L.C.

                  On June 12, 2003, we filed a Current Report on Form 8-K dated June 10, 2003 reporting under Item 5 an update of our litigation with DIRECTV, Inc. with respect to decisions rendered on certain summary judgment motions filed by DIRECTV, Inc. We also disclosed the date set by the Court for the first phase of the trial. We also provided an updated description of (i) the DIRECTV, Inc. litigation and (ii) the patent infringement lawsuit filed by our subsidiary Pegasus Development Corporation and Personalized Media Communications, L.L.C.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Pegasus Communications Corporation



     August 14, 2003                 By:/s/Joseph W. Pooler, Jr.
     ---------------                    ------------------------
          Date                          Joseph W. Pooler, Jr.
                                        Senior Vice President of Finance
                                        (Chief financial and accounting officer)

                                  Exhibit Index

Exhibit Number

31.1*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
-----------------
*  Filed herewith.