Form 10-Q
period 2003-09-30
PEGASUS COMMUNICATIONS CORP /
filed 2003-11-14
CIK 1135338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No __

     Number of shares of each class of the registrant's common stock outstanding as of November 10, 2003:
Class A, Common Stock, $0.01 par value             4,776,626
Class B, Common Stock, $0.01 par value               916,380
Non-Voting Common Stock, $0.01 par value                   -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 2003


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
           September 30, 2003 and December 31, 2002                            4

         Consolidated Statements of Operations and Comprehensive Loss
           Three months ended September 30, 2003 and 2002                      5

         Consolidated Statements of Operations and Comprehensive Loss
           Nine months ended September 30, 2003 and 2002                       6

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2003 and 2002                       7

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           43

Item 4.  Controls and Procedures                                              44

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    45

Item 2.  Changes in Securities and Use of Proceeds                            45

Item 3.  Defaults Upon Senior Securities                                      46

Item 6.  Exhibits and Reports on Form 8-K                                     46

         Signatures                                                           48

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Pegasus Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                  September 30,         December 31,
                                                                                       2003                 2002
                                                                                 ----------------      ---------------
                                                                                               (unaudited)
Currents assets:
   Cash and cash equivalents                                                         $    60,713         $     59,814
   Restricted cash                                                                        62,331                  442
   Accounts receivable, net
     Trade                                                                                13,758               27,238
     Other                                                                                 9,078                9,521
   Deferred subscriber acquisition costs, net                                             11,863               15,706
   Prepaid expenses                                                                       15,203                8,204
   Other current assets                                                                    7,412                7,288
                                                                                     -----------         ------------
     Total current assets                                                                180,358              128,213
Property and equipment, net                                                               84,893               85,062
Intangible assets, net                                                                 1,640,578            1,737,584
Other noncurrent assets                                                                  152,987              159,929
                                                                                     -----------         ------------
   Total                                                                             $ 2,058,816         $  2,110,788
                                                                                     ===========         ============

Current liabilities:
   Current portion of long term debt                                                 $     3,554         $      5,752
   Accounts payable                                                                       15,474               16,773
   Accrued interest                                                                       20,348               35,526
   Accrued programming fees                                                               54,291               57,196
   Accrued commissions and subsidies                                                      40,279               40,191
   Other accrued expenses                                                                 28,407               32,692
   Other current liabilities                                                               7,574                7,201
                                                                                     -----------         ------------
     Total current liabilities                                                           169,927              195,331
Long term debt                                                                         1,362,396            1,283,330
Mandatorily redeemable preferred stock                                                    84,987                    -
Other noncurrent liabilities                                                              68,368               46,169
                                                                                     -----------         ------------
   Total liabilities                                                                   1,685,678            1,524,830
                                                                                     -----------         ------------

Commitments and contingent liabilities  (see Note 13)
Redeemable preferred stocks                                                              219,848              209,211
Redeemable preferred stock of subsidiary                                                       -               96,526
Minority interest                                                                            530                2,157
Common stockholders' equity:
   Common stock                                                                               63                   61
   Other common stockholders' equity                                                     152,697              278,003
                                                                                     -----------         ------------
     Total common stockholders' equity                                                   152,760              278,064
                                                                                     -----------         ------------
   Total                                                                             $ 2,058,816         $  2,110,788
                                                                                     ===========         ============

           See accompanying notes to consolidated financial statements


                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                    (In thousands, except per share amounts)

                                                                                       Three Months Ended September 30,
                                                                                            2003               2002
                                                                                     -----------------   -----------------
                                                                                                   (unaudited)
Net revenues:
   Direct broadcast satellite                                                        $     207,010       $     216,363
   Broadcast television and other operations                                                 7,644               8,391
                                                                                     -------------       -------------
     Total net revenues                                                                    214,654             224,754
Operating expenses:
   Direct broadcast satellite
     Programming                                                                            93,682              94,584
     Other subscriber related expenses                                                      47,764              51,547
                                                                                     -------------       -------------
       Direct operating expenses (excluding depreciation and amortization shown
         below)                                                                            141,446             146,131
     Promotions and incentives                                                               3,699               5,933
     Advertising and selling                                                                 7,185               7,877
     General and administrative                                                              6,060               6,216
     Depreciation and amortization                                                          39,984              42,968
                                                                                     -------------       -------------
       Total Direct broadcast satellite                                                    198,374             209,125
   Broadcast television and other operations (including depreciation and
     amortization of $761 and $833, respectively)                                            7,257               7,864
   Corporate and development expenses (including depreciation and amortization of
     $4,012 and $7,985, respectively)                                                        7,915              12,025
   Other operating expenses                                                                  5,969               8,585
                                                                                     -------------       -------------
     Loss from operations                                                                   (4,861)            (12,845)
Interest expense                                                                           (40,922)            (36,531)
Interest income                                                                                270                 226
Other nonoperating income (loss), net                                                          208              16,643
                                                                                     -------------       -------------
      Loss before equity in affiliates, income taxes, and discontinued operations          (45,305)            (32,507)
Equity in earnings (losses) of affiliates                                                     (784)                200
Net expense for income taxes                                                                   (81)             (6,323)
                                                                                     -------------       -------------
     Loss before discontinued operations                                                   (46,170)            (38,630)
Discontinued operations:
  Income from discontinued operations (including gain on disposal of $4,783 in
    2003)                                                                                    4,985                 695
                                                                                     -------------       -------------
     Net loss                                                                              (41,185)            (37,935)

Other comprehensive loss:
  Unrealized loss on marketable equity securities, net of income tax benefit of $57              -                 (94)
                                                                                     -------------       -------------
     Comprehensive loss                                                              $     (41,185)      $     (38,029)
                                                                                     =============       =============
Basic and diluted per common share amounts:
  Loss from continuing operations, including $3,185 and $7,992, respectively,
    representing preferred stock dividends and accretion                               $     (8.57)        $     (7.73)
  Discontinued operations                                                                     0.87                0.07
                                                                                     -------------       -------------
   Net loss applicable to common shares                                                $     (7.70)        $     (7.66)
                                                                                     =============       =============
   Weighted average number of common shares outstanding                                      5,759               5,998
                                                                                     =============       =============

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                    (In thousands, except per share amounts)

                                                                                     Nine Months Ended September 30,
                                                                                          2003             2002
                                                                                     --------------   --------------
                                                                                                 (unaudited)
Net revenues:
   Direct broadcast satellite                                                        $     618,379    $    647,534
   Broadcast television and other operations                                                23,570          22,968
                                                                                     -------------    ------------
     Total net revenues                                                                    641,949         670,502
Operating expenses:
   Direct broadcast satellite
     Programming                                                                           279,421         286,918
     Other subscriber related expenses                                                     132,989         152,374
                                                                                     -------------    ------------
       Direct operating expenses (excluding depreciation and amortization shown
         below)                                                                            412,410         439,292
     Promotions and incentives                                                              10,172           9,703
     Advertising and selling                                                                19,483          23,998
     General and administrative                                                             18,346          20,998
     Depreciation and amortization                                                         122,813         123,905
                                                                                     -------------    ------------
       Total Direct broadcast satellite                                                    583,224         617,896
   Broadcast television and other operations (including depreciation and
     amortization of $2,077 and $2,625, respectively)                                       22,843          23,149
   Corporate and development expenses (including depreciation and amortization of
     $12,082 and $23,900, respectively)                                                     23,836          38,460
   Other operating expenses                                                                 24,444          24,506
                                                                                     -------------    ------------
     Loss from operations                                                                  (12,398)        (33,509)
Interest expense                                                                          (113,087)       (108,893)
Interest income                                                                                587             662
Loss on impairment of marketable securities                                                      -          (3,063)
Other nonoperating income, net                                                               2,735          17,882
                                                                                     -------------    ------------
      Loss before equity in affiliates, income taxes, and discontinued operations         (122,163)       (126,921)
Equity in (losses) earnings of affiliates                                                   (3,686)            549
Net (expense) benefit for income taxes                                                        (219)         29,543
                                                                                     -------------    ------------
     Loss before discontinued operations                                                  (126,068)        (96,829)
Discontinued operations:
  Income (loss) from discontinued operations (including net gain on disposal of
    $9,992 in 2003), net of income tax benefit of $1,665 in 2002                             9,601          (2,714)
                                                                                     -------------    ------------
     Net loss                                                                             (116,467)        (99,543)
Other comprehensive loss:
  Unrealized loss on marketable equity securities, net of income tax benefit of
    $1,837                                                                                       -          (2,998)
  Reclassification adjustment for accumulated unrealized loss on marketable
    securities included in net loss, net of income tax benefit of $1,164                         -           1,899
                                                                                     -------------    ------------
  Net other comprehensive income                                                                 -          (1,099)
                                                                                     -------------    ------------
     Comprehensive loss                                                              $    (116,467)   $   (100,642)
                                                                                     =============    ============
Basic and diluted per common share amounts:
  Loss from continuing operations, including $16,671 and $24,935, respectively,
    representing preferred stock dividends and accretion                               $    (24.96)     $   (20.30)
  Discontinued operations                                                                     1.68           (0.45)
                                                                                     -------------    ------------
   Net loss applicable to common shares                                                $    (23.28)     $   (20.75)
                                                                                     =============    ============
   Weighted average number of common shares outstanding                                      5,719           5,999
                                                                                     =============    ============

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                                  Nine Months Ended September 30,
                                                                                   2003                     2002
                                                                            --------------------     -------------------
                                                                                              (unaudited)

Net cash provided by operating activities                                        $      4,065            $       9,349
                                                                                 ------------            -------------
Cash flows from investing activities:
   Direct broadcast satellite receiver equipment capitalized                          (16,528)                 (20,149)
   Other capital expenditures                                                          (2,102)                  (4,160)
   Sales of broadcast television stations                                              21,593                        -
   Other                                                                                  151                     (346)
                                                                                 ------------            -------------
Net cash provided by (used for) investing activities                                    3,114                  (24,655)
                                                                                 ------------            -------------
Cash flows from financing activities:
   Borrowings on term loan facilities                                                 100,000                   63,156
   Repayments of term loan borrowings                                                  (4,074)                  (2,220)
   Repayment of notes                                                                 (67,895)                       -
   Net borrowings on (repayments of) revolving credit facility                         43,500                  (80,000)
   Repayments of other long term debt                                                  (2,339)                  (5,934)
   Cash received from exchange of notes                                                 1,459                        -
   Purchases of common stock                                                           (5,509)                       -
   Purchases of outstanding notes                                                           -                  (24,974)
   Restricted cash                                                                    (60,269)                   1,644
   Debt financing costs                                                               (11,163)                  (2,049)
   Repurchase of preferred stock                                                            -                  (23,192)
   Redemption of preferred stock                                                            -                   (5,717)
   Other                                                                                   10                   (1,664)
                                                                                 ------------            -------------
Net cash used for financing activities                                                 (6,280)                 (80,950)
                                                                                 ------------            -------------
Net increase (decrease) in cash and cash equivalents                                      899                  (96,256)
Cash and cash equivalents, beginning of year                                           59,814                  144,673
                                                                                 ------------            -------------
Cash and cash equivalents, end of period                                         $     60,713            $      48,417
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

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and depreciation and amortization. Net losses were $153.6 million, $278.4 million, and $159.0 million for 2002, 2001, and 2000, respectively. We have an accumulated deficit balance at September 30, 2003 of $981.4 million.

         We are highly leveraged. At September 30, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding of $1.7 billion. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, the business strategies of DIRECTV, Inc. and the National Rural Telecommunications Cooperative, equipment strategies, technological developments, levels of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

         Our principal business is the direct broadcast satellite business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 87%, 92%, and 92%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 81% and 82% of total consolidated assets at September 30, 2003 and December 31, 2002, respectively.

         For the nine months ended September 30, 2003 and 2002, the direct broadcast satellite business had income from operations of $35.2 million and $29.6 million, respectively. We attribute the improvement in the current year to our direct broadcast satellite business strategy. This strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors, has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 108 thousand for the nine months ended September 30, 2003 and the decrease of $29.2 million in direct broadcast satellite net revenues during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The other very significant factors include a significant competitive disadvantage that we experience in several of our territories in which a competing direct broadcast satellite provider provides local channels but DIRECTV does not; competition from a competing direct broadcast satellite provider other than with respect to local channels; competition from digital cable providers; and the effect of general economic conditions on our subscribers and potential subscribers. We believe that the number of territories in which we are disadvantaged by a lack of local channel service will increase during the fourth quarter 2003 and the first two quarters of 2004 because of DIRECTV's delay in launching a satellite to provide local channels in markets where a competing direct broadcast satellite provider offers local channels and DIRECTV's failure to provision certain of our key markets with local channels. In the near term, our direct broadcast satellite business strategy may result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         We account for stock options and restricted stock issued using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                                     Three Months
                                                                                 Ended September 30,
                                                                                 2003            2002
                                                                             -------------   ------------
Net loss, as reported                                                           $(41,185)      $(37,935)
Stock based employee compensation expense, net of income tax, determined
   under fair value method                                                          (993)        (1,638)
                                                                                ---------      ---------
Net loss, pro forma                                                             $(42,178)      $(39,573)
                                                                                =========      =========
Basic and diluted per common share amounts (see Note 8):
Net loss applicable to common shares, as reported                                 $(7.70)        $(7.66)
Net loss applicable to common shares, pro forma                                    (7.88)         (7.93)

                                                                                      Nine months
                                                                                  Ended September 30,
                                                                                 2003             2002
                                                                             --------------   -------------
Net loss, as reported                                                           $(116,467)      $ (99,543)
Stock based employee compensation expense, net of income tax, determined
   under fair value method                                                         (3,365)         (5,741)
                                                                                ----------      ----------
Net loss, pro forma                                                             $(119,832)      $(105,284)
                                                                                ==========      ==========
Basic and diluted per common share amounts (see Note 8):
Net loss applicable to common shares, as reported                                 $(23.28)        $(20.75)
Net loss applicable to common shares, pro forma                                    (23.87)         (21.71)

         No actual stock based employee compensation expense with respect to stock options had been recorded within the periods included in the table.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Redeemable Preferred Stocks

         The net increase in the aggregate carrying amount from December 31, 2002 to September 30, 2003 was principally due to dividends accrued during the period of $9.5 million. The remainder of the increase of $1.1 million was due to the issuance of 20,682 shares of 6-1/2% Series C convertible preferred stock ("Series C") in June 2003 in exchange for shares of Pegasus Satellites's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series") (see Note 4). The $1.1 million represented the fair value of the Series C shares issued, adjusted for consideration received and given in the exchange. The Series C shares issued included accumulated dividends accrued and unpaid from February 1, 2002 to the date of the exchange of $184 thousand. The aggregate par value of the Series C shares issued was $2.1 million. The certificate of designation for the series does not provide for any mandatory redemption requirements or dates and does not state any specific redemption available at the option of holders. However, there may be situations in which redemption of Series C may be required that are not in our control and, accordingly, we classify this series as redeemable preferred stock. Since redemption of Series C is uncertain, the difference of $1.0 million between the par value of and the amount recorded for the shares issued in September 2003 is not being accreted to the shares' carrying amount or included for purposes of determining the preferred stock dividend requirement in per share computations. Accretion of the difference will commence when redemption of the series is probable.

         At the election of the holder and in accordance with the terms of Series E, 28 shares of Series E junior convertible participating ("Series E") with a liquidation par value of $28 thousand were converted into 44 shares of Pegasus Communications' Class A common stock in September 2003, and the holder received $2 thousand representing accumulated dividends to the date of the conversion. In October 2003, at the election of the holder and in accordance with the terms of the Series E, 7,000 shares of Series E with a liquidation par value of $7.0 million were converted into 11,226 shares of Pegasus Communications' Class A common stock, and the holder received $510 thousand representing accumulated dividends to the date of the conversion.

         As permitted by the certificate of designation for the Series C, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at September 30, 2003 was $17.7 million. The dividend on this series scheduled to be declared on October 31, 2003 of $3.0 million was not declared. Dividends not declared accumulate in arrears until paid.

         While dividends are in arrears on preferred stock senior to the Series D junior convertible participating ("Series D") and Series E preferred stocks, our board of directors may not declare dividends for and we may not redeem shares of these series. Pegasus Communications' Series C preferred stock and Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock (12-3/4% series) are senior to these series. Because dividends on Series C and the 12-3/4% series are in arrears, the annual dividends scheduled to be declared for Series D and E on January 1, 2003 of $500 thousand and $400 thousand, respectively, were not declared and became in arrears on that date. Dividends not declared accumulate in arrears until paid.

         We have received notice of redemption from holders of $3.0 million liquidation par value of Series E preferred stock after the dividends on Series C and the 12-3/4% series became in arrears. Additionally, in February 2003, 6,125 shares of Series D amounting to $6.1 million of liquidation par value became eligible for redemption at the election of holders. We are not permitted nor obligated to

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redeem the shares of Series D and E while dividends on Series C are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default.

4. Mandatorily Redeemable Preferred Stock and Redeemable Preferred Stock of Subsidiary

         The Financial Accounting Standards Board ("FASB") issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150") in May 2003. FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 requires, among other things, an issuer to classify a financial instrument issued in the form of shares that is mandatorily redeemable as a liability. FAS 150 also requires that amounts paid or to be paid for those instruments as returns on the instruments, for example, "dividends," are required to be reported as interest costs. Restatement of periods prior to the adoption of FAS 150 presented in financial statements issued after its adoption is not permitted. For mandatorily redeemable financial instruments, "dividends" and other amounts paid or accrued prior to reclassification of the instrument as a liability are not to be reclassified as interest cost upon adoption of the statement.

         Pegasus Satellite's 12-3/4% series preferred stock is mandatorily redeemable on January 1, 2007 at its liquidation par value, plus accrued and unpaid dividends on that date. This series of preferred stock is a financial instrument within the scope of FAS 150 that has the characteristics of a liability as specified therein. Accordingly, we classified the combined liquidation par value of and unamortized original issue discount for the series of $84.5 million on the date of our adoption of FAS 150 on July 1, 2003 as a noncurrent liability in "Mandatorily redeemable preferred stock" on the balance sheet. Also, we classified the dividends accrued and unpaid balance for the series of $17.6 million on the date of adoption of FAS 150 as a separate other noncurrent liability. Dividends accrued and accretion of discount associated with this series on and after the date of our adoption of FAS 150 have been charged to interest expense, with accrued and unpaid dividends being classified to a noncurrent liability. The dividends for this series are classified as noncurrent because we have the ability and intent to not declare or pay the dividends within the next 12 months. In the periods presented prior to our adoption of FAS 150, the 12-3/4% series was presented on the balance sheet as "Redeemable preferred stock of subsidiary" between liabilities and stockholders' equity for the combined amount of its liquidation par value, dividends accrued and unpaid thereon, and unamortized discount. Dividends accrued and accretion of discount for the series in periods prior to our adoption of FAS 150 were charged to additional paid in capital and included in preferred dividend requirements for per share calculations.

         The combined balance of the 12-3/4% series at September 30, 2003 was $105.5 million, consisting of $85.0 million of mandatorily redeemable preferred stock and $20.5 million of accrued and unpaid dividends in other noncurrent liabilities, compared to the balance of the series at December 31, 2002 of $96.5 million in redeemable preferred stock of subsidiary. The change was primarily due to dividends accrued of $8.6 million and accretion of discount of $1.6 million, reduced by $1.2 million liquidation par value for 1,250 shares that we received in exchange for 20,682 shares of our Series C preferred stock that were issued in the exchange that took place in June 2003 (see Note 3). The 1,250 shares of the 12-3/4% series we received included accrued interest of $16 thousand on the accumulated dividends associated with the shares. We accounted for the 12-3/4% series shares received as if they were constructively retired. In the exchange for and retirement of the 12-3/4% series shares, we recognized an increase of $240 thousand in additional paid in capital for the differential between the aggregate fair value of and accumulated dividends associated with the Series C shares issued and the

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate par value of, accumulated dividends, and accrued interest associated with the 12-3/4% series shares received.

         As permitted by the certificate of designation for this series, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears to unaffiliated parties at September 30, 2003 were $17.7 million, with accrued interest thereon of $1.9 million. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until paid.

5.   Common Stock

         The number of shares of Pegasus Communications' Class A common stock at September 30, 2003 was 5,418,860 issued and 4,790,356 outstanding, and at December 31, 2002 was 5,173,788 issued and 4,842,744 outstanding. The change in the number of shares outstanding during the nine months ended September 30, 2003 was as follows:

Shares issued for employee benefit and award plans               237,769
Shares issued upon exercise of stock options                       3,779
Shares purchased and held in treasury                           (297,460)
Shares issued for preferred stock converted                        3,168
Other                                                                356

         The aggregate amount paid for Class A common shares purchased during the nine months ended September 30, 2003 was $5.5 million. We purchased 33,600 shares for $610 thousand since September 30, 2003. No dividends were declared for common stocks during the nine months ended September 30, 2003.

6.   Changes in Other Stockholders' Equity

         The net change in other stockholders' equity from December 31, 2002 to September 30, 2003 of consisted of (in thousands):

Net loss                                                         $(116,467)
Increase (decrease) to additional paid in capital for:
   Common stock issued                                               5,995
   Preferred stock dividends accrued and accretion                 (16,488)
   Exchange and retirement of preferred stock                          240
Common stock repurchased and held in treasury                       (5,509)
Value attributed to warrants issued                                  8,784
Unamortized deferred compensation associated with restricted
   stock                                                            (1,861)
                                                                 ----------
Total                                                            $(125,306)
                                                                 ==========

         In August 2003, we issued 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock of Pegasus Communications in connection with Pegasus Satellite's $100.0 million term loan facility that it entered into in August 2003 (see Note 7). The warrants have an exercise price of $16.00 per share and expire seven years from their date of issuance. The number of shares into which the warrants are exercisable and the exercise price of the warrants are subject to certain antidilution

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments. In certain circumstances, the nonvoting common stock received upon exercise of the warrants may be exchanged for an equal number of shares of Class A common stock. Pursuant to the warrant agreement, holders of nonvoting common stock from the exercise of the warrants can require Pegasus Communications to, at its option, either repurchase their shares or exchange them for Pegasus Communications' most marketable capital stock, as defined in the warrant agreement, if the nonvoting common stock is not Pegasus Communications' most marketable capital stock. A portion of the proceeds of the loan amounting to $8.8 million was attributed to the warrants based on the warrants' relative fair value to the overall consideration in the transaction. This amount was recorded as additional paid in capital and as a discount of the amount of the term loan borrowed.

7.   Long Term Debt

         During the three months ended September 30, 2003, Pegasus Media borrowed $65.5 million and repaid $22.0 million under its revolving credit facility. Principal outstanding under the facility at September 30, 2003 was $43.5 million, and availability thereunder at that date was $10.1 million. This facility was terminated in October 2003 (see below). Pegasus Media repaid $1.9 million of principal outstanding under its initial term loan facility during the three months ended September 30, 2003, reducing the total principal amount outstanding thereunder to $266.2 million. Pegasus Media repaid $451 thousand of principal outstanding under its incremental term loan facility during the three months ended September 30, 2003, reducing the total principal amount outstanding thereunder to $62.1 million. All of these facilities are under the PM&C credit agreement. This credit agreement was amended (see below).

         In August 2003, Pegasus Satellite borrowed all of the $100.0 million term loan financing available under a term loan agreement with a group of institutional lenders. This term loan is senior to all existing and future indebtedness of Pegasus Satellite. All unpaid principal and interest is due August 1, 2009. The rate of interest on outstanding principal is 12.5%. Interest accrues quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to interest at the full 12.5% rate thereafter. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. Proceeds of the borrowing were used as follows: $69.3 million to redeem in September 2003 all of the outstanding principal and associated accrued interest of Pegasus Media's 12-1/2% notes (see below); $2.5 million for costs associated with the term loan agreement; and $28.2 million to fund cash collateral placed into a separate letter of credit facility (see below). The total debt financing costs incurred for this agreement were $5.5 million, which have been deferred and will be amortized and charged to interest expense over the term of the agreement. In connection with the term loan agreement, Pegasus Communications issued 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock to the group of institutional investors providing the funds for the term loan financing (see Note 6). A portion of the proceeds of the loan amounting to $8.8 million was attributed to the warrants based on the warrants' relative fair value to the overall consideration in the transaction. This amount was recorded as a discount to the amount of the term loan borrowed, and will be amortized and charged to interest expense over the term of the term loan facility. The amount of interest capitalized as principal during the 3 months ended was $1.1 million, making the total principal outstanding for the term loan of $101.1 million at September 30, 2003.

         In connection with an amendment to its credit agreement that became effective on August 1, 2003, Pegasus Media repaid an aggregate of $2.4 million of term loan principal outstanding under the credit agreement, along with associated accrued interest therein of $10 thousand, was repaid. The repayment of the principal was sufficient to cover the quarterly payments scheduled to be paid for these

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loans on September 30, 2003 and December 31, 2003. Aggregate costs incurred to amend the credit agreement and for associated consent fees amounted to $1.6 million, which have been deferred and will be amortized and charged to interest expense over the term of the agreement.

         In July 2003, we entered into a new letter of credit facility with a bank for a maximum amount of $59.0 million that terminates in July 2004. The bank issues letters of credit under the facility on behalf of us. Letters of credit issued are in favor of amounts owed to the National Rural Telecommunications Cooperative by subsidiaries of Pegasus Media. We pay an annual fee of 1.75% prorated quarterly of the amount of letters of credit outstanding for this facility. Outstanding letters of credit are collateralized by cash provided by us in an amount equal to 105% of the letters of credit outstanding. We are entitled to all earnings earned by the cash collateral. Cash collateral provided by us is reported as restricted cash within current assets on the consolidated balance sheets. The amount of restricted cash for this facility was $61.9 million at September 30, 2003.

         In September 2003, all of the remaining outstanding principal of Pegasus Media's 12-1/2% senior subordinated notes due July 2005 ("12-1/2% notes") of $67.9 million was redeemed, and accrued interest associated with the notes to the date of redemption of $1.4 million was paid. The carrying amount of the notes of $67.3 million and unamortized debt issue costs for the notes of $456 thousand were written off upon redemption of the notes, and a loss of $1.1 million on the redemption was recorded in other nonoperating expenses on the statement of operations.

         In a series of exchanges in the second quarter 2003, Pegasus Satellite issued $94.0 million principal amount of 11-1/4% senior notes due January 2010 ("11-1/4% notes") in exchange for an aggregate equivalent principal amount of its other outstanding notes, consisting of $21.9 million of 9-5/8% senior notes due October 2005 ("9-5/8% notes"), $28.6 million of 12-3/8% senior notes due August 2006 ("12-3/8% notes"), $11.5 million of 9-3/4% senior notes due December 2006 ("9-3/4% notes"), and $32.0 million of 12-1/2% senior notes due August 2007 ("12-1/2% notes"). Interest accrued to the date of the exchanges aggregating $2.6 million on the previously outstanding notes received in the exchanges was paid in cash. In a series of exchanges in the third quarter 2003, Pegasus Satellite issued $67.6 million principal amount of 11-1/4% notes in exchange for an aggregate principal amount of $69.8 million of its other outstanding notes, consisting of $11.5 million of 9-5/8% notes, $8.2 million of 12-3/8% notes, $17.4 million of 9-3/4% notes, $4.5 million of 12-1/2% notes, and $28.2 million of 13-1/2% senior subordinated notes due March 2007. Cash interest begins to accrue on the 13-1/2% notes on March 1, 2004, and only one interest payment is due on these notes in 2004 in September. Interest accrued to the date of the exchanges aggregating $929 thousand on the previously outstanding notes received in the exchanges was paid in cash.

         In summary of the above exchanges through September 30, 2003, we issued an aggregate $161.6 million principal amount of 11-1/4% notes for $163.8 million principal amount of previously outstanding notes, consisting of $33.4 million of 9-5/8% notes, $28.9 million of 9-3/4% notes, $36.5 million of 12-1/2% notes, $36.8 million of 12-3/8% notes, and $28.2 million of 13-1/2% notes. The principal effect of these exchanges was to extend the maturity of $161.6 million and reduce the amount of another $2.2 million principal outstanding. As a result of the exchanges, in 2003 we will experience a net reduction in cash interest paid of $2.3 million and a net reduction in interest expense of $203 thousand. Excluding the exchanges for 13-1/2% notes, the aggregate effect of the exchanges on cash interest to be paid and interest expense to be incurred in 2004 is a net increase of about $60 thousand. However, the aggregate annual net effect thereafter will be an incremental increase to cash interest to be paid and interest expense to be incurred, after giving effect to what would have been the maturity date of each respective previously outstanding note received in the exchanges and the interest associated with the principal amount of the 11-1/4% notes issued in their place, for as long as the 11-1/4% notes remain outstanding.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With respect to the exchanges involving the 13-1/2% notes, in 2004 we will experience a net reduction in interest expense to be incurred of about $850 thousand and an increase in cash interest to be paid of $1.2 million, principally due to two interest payments due on the 11-1/4% notes and only one interest payment that would have been due on the 13-1/2% notes. Thereafter until what would have been the maturity date of the 13-1/2% notes, we will experience an annual net reduction in cash interest to be paid and interest expense to be incurred of about $800 thousand.

         All of the above exchanges except one were accounted for as exchanges because the net present values of the cash flows of the respective series in these exchanges were not substantially different. Accordingly, no gain or loss was recognized. The unamortized balances of debt issue costs associated with the previously outstanding notes received in these exchanges remained as previously recorded and are being amortized to interest expense over the remainder of the term of the new notes issued in these exchanges. Generally, in exchanges of debt that are not extinguishments there is no change in the net carrying amount of debt recorded before and after the exchanges. However, in one of the exchanges not accounted for as an extinguishment we received cash of $1.5 million that lead to an increase in the carrying amount of the 11-1/4% notes issued relative to the carrying amount of the previously outstanding notes received that contributed to the recording of a premium of $1.2 million.

         One of the above exchanges was recorded as an extinguishment because the net present values of the cash flows of the respective series in the exchange were substantially different. In this exchange, we issued $9.1 million principal amount of 11-1/4% notes with a fair value of $8.6 million for $9.5 million aggregate principal amount of 9-3/4% notes and 13-1/2% notes with an aggregate carrying amount of $9.2 million plus aggregate unamortized debt issue costs of $142 thousand. We recorded a gain of $543 thousand in other nonoperating income on the statement of operations in the third quarter 2003 for this extinguishment.

         The following table shows the debt outstanding at September 30, 2003 compared to December 31, 2002, after giving effect to activity described above (in thousands):

                                                                             September 30,          December 31,
                                                                                  2003                  2002
                                                                            -----------------     ------------------

Initial term loan facility of Pegasus Media due April 2005                      $  266,193             $  269,500
Revolving loan facility of Pegasus Media due October 2004                           43,500                      -
12-1/2% senior subordinated notes of Pegasus Media due July 2005, net of unamortized discount of $651 thousand and $813 thousand,
    respectively                                                                         -                 67,082
Incremental term loan facility of Pegasus Media due July 2005                       62,074                 62,841
Term loan facility of Pegasus Satellite due August 2009                             92,557                      -
9-5/8% senior notes of Pegasus Satellite due October 2005                           81,591                115,000
12-3/8% senior notes of Pegasus Satellite due August 2006                          158,205                195,000
9-3/4% senior notes of Pegasus Satellite due December 2006                          71,055                100,000
13-1/2% senior subordinated discount notes of Pegasus Satellite due March 2007, net of unamortized discount of $13.4 million and $22.7
  million, respectively                                                            126,030                138,515
12-1/2% senior notes of Pegasus Satellite due August 2007                          118,521                155,000
11-1/4% senior notes of Pegasus Satellite due January 2010                         337,419                175,000
Mortgage payable due 2010, interest at 9.25%                                         8,380                  8,470
Other notes due 2004, stated interest up to 6.75%                                      425                  2,674
                                                                                ----------             ----------
                                                                                 1,365,950              1,289,082
Less current maturities                                                              3,554                  5,752
                                                                                ----------             ----------
Long term debt                                                                  $1,362,396             $1,283,330
                                                                                ==========             ==========

         The table reflects classification as noncurrent amounts outstanding at September 30, 2003 that were due within 12 months of that date because those amounts were refinanced with amounts due after 12 months of that date. Those amounts were repaid in October 2003 with proceeds of the Tranche D financing discussed below, except for $3.0 million that represents the amount of the Tranche D borrowing that will be due within 12 months of the borrowing.

         On October 22, 2003, Pegasus Media amended and restated its credit agreement. Among other things, this amendment created a new $300.0 million Tranche D term loan facility. Pegasus Media borrowed the full $300.0 million, less a discount of 1.5%, or $4.5 million, for net proceeds of $295.5 million. Proceeds of the borrowing were used as follows: 1) repay outstanding initial term loan principal under the credit agreement of $190.6 million, plus accrued interest thereon of $539 thousand; 2) repay outstanding incremental term loan principal under the credit agreement of $44.4 million, plus accrued interest thereon of $126 thousand; 3) repay the entire amount outstanding for the revolving credit facility under the credit agreement of $52.0 million, plus accrued interest thereon and other amounts related to the facility of $166 thousand; and 4) pay costs associated with the financing of $5.4 million. The remaining proceeds of $2.2 million were used for working capital and general corporate purposes. The payments of outstanding principal under the term and incremental term loans were applied to amounts scheduled to be paid quarterly from March 31, 2004 to March 31, 2005 for the initial term loan and to June 30, 2005 for the incremental term loan. The initial and incremental term loans were subject to interest rates based on either the prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. The debt financing costs incurred for this borrowing aggregating $9.4 million and the discount incurred on the amount borrowed will be amortized and charged to interest expense over the term of the loan. Outstanding principal is required to be repaid quarterly at .25%, or $750 thousand, of the total facility

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount commencing December 31, 2003, with the balance and any accrued and unpaid interest due at the maturity of the facility of July 31, 2006. We may elect an interest rate for outstanding principal on Tranche D at either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the prime rate plus 6.00%. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Outstanding principal for Tranche D is not permitted to be repaid until all amounts for the initial and incremental term loans are paid in full. Thereafter, principal for Tranche D may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. Additionally, the above amendment amended certain covenants within the agreement and terminated the revolving credit facility under the credit agreement and all commitments and letters of credit related thereto. As a result of this amendment, the repayment schedule for aggregate debt outstanding under the credit agreement is $750 thousand in 2003, $3.0 million in 2004, $96.3 million in 2005, and $293.3 million in 2006.

         In October 2003, we exchanged $4.3 million principal amount of 11-1/4% notes for a like principal amount of 13-1/2% notes that was recorded as an extinguishment with a gain of $1.1 million.

8.   Per Common Share Amounts

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at September 30, 2003 was 2.4 million.

         Dividends and accretion on preferred stocks adjust net income or loss and results from continuing operations to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                            Three Months Ended             Nine months Ended
                               September 30,                 September 30,
                           2003           2002           2003           2002
                        ---------      ---------       ---------      ---------
Accrued dividends         $3,185         $7,969         $15,620        $26,436
Deemed dividends               -              -               -         (1,572)
Accretion                      -             23           1,051             71
                        --------        -------         -------        --------
                          $3,185         $7,992         $16,671        $24,935
                        ========        =======         =======        ========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                     Nine months
                                                                                 Ended September 30,
                                                                                 2003            2002
                                                                             -------------   ------------
Preferred stock dividends, accrued and deemed, and accretion                     $16,671        $ 24,935
Payment of preferred stock dividends with shares of stock                             99          16,233
 Net additional paid in capital from repurchase, exchange, conversion
   and/or redemption of preferred stock                                              240         166,710
 Conversion of preferred stock into common stock                                      28           7,723
 Common stock issued for employee benefits and awards                              5,832           1,750
 Deferred compensation in equity for restricted stock awarded                     (2,481)              -
 Value of common stock warrants applied to debt discount                           8,784               -

10.  Income Taxes

         For continuing operations, we had income tax expense of $81 thousand and $219 thousand for the three and nine months ended September 30, 2003, respectively, compared to an income tax expense of $6.3 million and an income tax benefit of $29.5 million for the three and nine months ended September 30, 2002, respectively. The income tax expense in each period for 2003 represents expense for state income taxes payable. The third quarter 2002 was the period in which we transitioned into a deferred income tax asset position. The net income tax expense for the third quarter 2002 reflects the effects of this transition that included an adjustment to the deferred income tax asset valuation allowance for temporary excess deferred income tax assets existing in the prior quarter. The income tax benefit for the nine months 2002 for continuing and discontinued operations reflects the reduction in the net deferred income tax liability balance during that period.

         At September 30, 2003, we had a net deferred income tax asset balance of $84.7 million, offset by a valuation allowance in the same amount. The valuation allowance increased by $13.6 million and $42.2 million for the three and nine months ended September 30, 2003, respectively. These increases to the valuation allowance were charged to income taxes for continuing operations in the respective periods, thereby completely offsetting the benefits of deferred income tax benefits generated during these periods and resulting in no deferred income tax expense or benefit for the three and nine months ended 2003. We believed that a valuation allowance sufficient to bring the net deferred income tax asset balance to zero at September 30, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the net deferred income tax asset will not be realized. Excluding the expense for state income taxes payable, our effective income tax rate for continuing operations for each of the three and nine months ended September 30, 2003 was zero, compared to the overall effective income tax rate for continuing operations for 2002 of 17.04% at December 31, 2002. The effective rate for 2002 had been impacted by valuation allowances that commenced in the third quarter 2002. No income taxes were attributed to discontinued operations in 2003 or for the third quarter 2002 because of the net deferred income tax position in the respective periods and no current tax expense was attributed to discontinued operations.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Dispositions

         In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million cash. We recognized a gain on the sale of $7.6 million, net of costs related to the sale. The operations and sale of this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         In April 2003, we entered into an agreement to sell our two broadcast television stations located in Mississippi to an unaffiliated party for an aggregate amount of $13.4 million in cash. The sale of tangible and intangible property, other than the Federal Communications Commission ("FCC") licenses and specific equipment associated with the licenses of the two stations, closed on April 30, 2003. We received cash of $5.1 million on this sale, and recognized a loss of $2.4 million, net of costs related to the sale. At the close of this sale, we received $5.6 million from the buyer related to the FCC licenses and related equipment, consisting of a $5.5 million nonrefundable prepayment on the assets and $108 thousand for a local marketing arrangement with the buyer related to the operation of the stations pending transfer of the FCC licenses. The FCC approved the transfer of the licenses in September 2003, and we closed the sale of the FCC licenses and related equipment in September 30, 2003. We recognized a gain on the sale of $4.8 million, net of costs related to the sale, and received an additional $2.7 million in cash for this sale in October 2003. The operations and recognized sale portion of the Mississippi stations are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         In a separate but concurrent transaction to the sale of the Mississippi stations, we waived our rights under an option agreement to acquire a broadcast television construction permit held by KB Prime Media and consented to the sale of the permit by KB Prime Media to an unaffiliated party. As consideration for our waiver and consent, we received $1.2 million in April 2003 that we recorded as other nonoperating income. We will receive an additional $290 thousand for our waiver and consent when the sale of the permit is completed. In association with this transaction, $2.1 million of our cash collateralizing certain debt of KB Prime Media was released, and an estimated additional $525 thousand may be released when the sale is closed. In October, the FCC approved the transfer of the permit, and the sale is expected to close in the latter part of November 2003. Pegasus Satellite is party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall W. Pagon, chairman of the board of directors and chief executive officer of Pegasus Satellite and Pegasus Communications. KB Prime Media is one of the KB Companies.

         Aggregate assets and liabilities associated with the broadcast television stations above were not significant to our financial position to show separately as held for sale on the balance sheet at December 31, 2002, but such have been classified as other current and noncurrent assets and liabilities as appropriate.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                            Three Months Ended              Nine months Ended
                              September 30,                   September 30,
                           2003            2002           2003           2002
                         --------        --------       --------      ---------
Revenues                  $    -          $1,921         $1,533        $ 6,880
Pretax income (loss)       4,985             695          9,601         (4,379)

         In the pretax income (loss) from discontinued operations for the three and nine months ended 2003 above was a net gain of $4.8 million and $10.0 million, respectively, from the sale of the applicable assets. In the pretax income (loss) from discontinued operations for the three and nine months ended 2002 above is an aggregate $1.7 million for impairment losses associated with the broadband business. No income taxes were attributed to discontinued operations in 2003 or for the third quarter 2002 because of the net deferred income tax position in the respective periods and no current tax expense was attributed to discontinued operations. The income tax benefit for the nine months 2002 for discontinued operations reflects the reduction in the overall net deferred income tax liability balance during that period that was attributed to discontinued operations.

12.  Industry Segments

         Our only reportable segment at September 30, 2003 was our direct broadcast satellite business. Information on the direct broadcast satellite business' revenue and how it contributed to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. The direct broadcast satellite business derived all of its revenues from external customers for each period presented. Identifiable total assets for the direct broadcast satellite business were approximately $1.7 billion at September 30, 2003, which were not significantly different from those at December 31, 2002. Our chief operating decision maker uses the measure "DBS operating profit (loss) before depreciation and amortization," as adjusted for special items, to evaluate our DBS segment. This is calculated as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as derived from the statements of operations and comprehensive loss, as adjusted for the special item of $4.5 million for a contract termination fee within other subscriber related expenses in the statement of operations and comprehensive loss. The contract termination fee was initially recorded in the third quarter 2002 that increased other subscriber related expenses, and was reversed in the second quarter 2003 because the related contract was amended that nullified the fee that decreased other subscriber related expenses. The calculation of the measure for 2003 adds back the reversal of the fee and for 2002 deducts the initial recording of the fee.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Commitments and Contingent Liabilities

Legal Matters

DIRECTV Litigation:

         DBS Rights Litigation

         Our subsidiaries, Pegasus Satellite Television and Golden Sky Systems (together, "PST"), are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program. DIRECTV, Inc. and NRTC are parties to an agreement called the DBS Distribution Agreement, as amended. PST and GSS are parties to agreements with the NRTC called the NRTC/Member Agreement for the Marketing and Distribution of DBS Services, as amended. "DIRECTV" refers to the programming services provided by DIRECTV, Inc.

         On June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DIRECTV, Inc. seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV, Inc. certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV, Inc. filed a counterclaim seeking judicial clarification of the initial term of DIRECTV, Inc.'s contract with the NRTC, and rights after the initial term. On August 26, 1999, the NRTC filed a separate lawsuit in United States District Court, Central District of California against DIRECTV, Inc. claiming that DIRECTV, Inc. had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV, Inc. and its affiliates have received relating to programming and other services. The NRTC and DIRECTV, Inc. have entered into a conditional settlement which is described more fully below.

         On January 10, 2000, PST filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representative of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and rights after term. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The Court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST (as well as the class members), seeking claims for relief relating to the initial term of PST's agreements with the NRTC, and DIRECTV, Inc.'s obligations to PST after the initial term.

         The initial term of NRTC's agreement with DIRECTV, Inc. and our agreements with NRTC is not stated according to a period of years, but is based on the lives of a satellite or satellites. We believe that it is governed by the lives of the satellite resources available to DIRECTV, Inc. at the 101 degree west longitude orbital location for delivery of services under those agreements. DIRECTV, Inc. is seeking as part of its counterclaims against the NRTC, and PST (and the class members), declaratory judgments that the initial term of the DIRECTV, Inc.'s agreement with the NRTC, and the NRTC's agreements with PST (as well as the class members) is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101 degree

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

west orbital location. According to publicly available documents of DIRECTV, Inc., DBS-1 has an estimated fuel life through 2009. If DIRECTV, Inc. were to prevail on its counterclaims, the initial term of our DIRECTV rights would likely be shorter than a term based on other satellite(s) at the 101 degree west longitude orbital location providing us programming services, which we believe measure(s) the initial term. Moreover, any premature failure of DBS-1 could adversely impact our DIRECTV rights.

         During the course of the litigation, DIRECTV, Inc. has twice filed summary judgment motions on the issue of term, both under the agreement between DIRECTV, Inc. and the NRTC, and the agreements between the NRTC and PST (and the class members). The first motion sought a declaration that the satellite described in the agreements between the NRTC and PST (and the class members) is DBS-1. That motion was denied by an order of the court dated October 29, 2001. The second motion sought a declaration that the term of the agreement between the NRTC and DIRECTV, Inc. is measured by DBS-1. That motion was denied by an order of the court dated May 22, 2003.

         While the NRTC obtained a right of first refusal to receive certain services after the term of the NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the Court issued an order denying DIRECTV, Inc.'s motion for partial summary judgment relating to the right of first refusal. DIRECTV, Inc.'s counterclaim also seeks a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST with services after the expiration of the term of its agreements with the NRTC. On May 22, 2003, the Court granted a summary judgment motion of DIRECTV, Inc. ruling that DIRECTV, Inc. has no obligation to provide PST with services after the Member Agreements between PST and the NRTC expire, except that the ruling specifically does not affect: (1) obligations the NRTC has or may have to PST under the Member Agreements or otherwise; (2) obligations DIRECTV, Inc. has or may have, in the event it steps into the shoes of the NRTC as the provider of services to PST; or (3) fiduciary or cooperative obligations to deliver services owed PST by DIRECTV, Inc. through the NRTC.

         Previously, the Court had dismissed the tort and punitive damages claims of PST (and the class members), but did not dismiss the injunctive relief portions of the unfair business practices claim. DIRECTV, Inc. also filed summary judgment motions against the NRTC, and PST (as well as the class members) on a variety of other issues in the case, including the right to distribute the premiums, and damages relating to the premiums, launch fees, and advanced services claims. These motions were decided on May 22, 2003, and were then the subject of a motion for reconsideration argued on June 2, 2003 and decided on June 5, 2003. As a result of these and earlier rulings, the initial term of the agreements, the content of the right of first refusal, and plaintiffs' rights to launch fees and to distribute premiums and advanced services remain for determination at trial.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         The lawsuits described above, including both lawsuits brought by the NRTC, the class action and PST's lawsuit (but excluding the indemnity lawsuits) were set to be tried in phases before the same judge beginning August 14, 2003. The first phase of the trial was to include issues relating to term and the right of first refusal. However, the Court was informed of a conditional settlement reached among DIRECTV, Inc., the NRTC and the class relating to all of their claims; and, on August 12, 2003, the Court vacated the trial date. The Court also ordered further settlement proceedings between DIRECTV, Inc. and PST. The announced settlement among DIRECTV, Inc., the NRTC and the class is conditioned on a satisfactory "fairness hearing" conducted by the Court relating to the class claims. We have filed copies of the proposed settlement with a Form 8-K dated August 11, 2003.

         Among other things, the settlement purports to amend the agreement between DIRECTV and the NRTC to: (i) change the expiration date of initial term of that agreement to the later of the date that DBS-1 is removed from its assigned orbital location under certain specified conditions or June 30, 2008;
(ii) eliminate the contractually provided rights after term but provide a term extension through either December 31, 2009 or June 30, 2011 at the election of the participating class member and subject to acceptance by the participating class member of certain conditions; (iii) eliminate the contractually provided right to provide the premiums as exclusive distributor and replace it with a right to provide the premiums on an agency basis; (iv) redefine the contractually provided rights to launch fees and advertising revenues; (v) relinquish claims relating to past damages and restitution on account of the premiums, launch fees and advertising revenues; and (vi) accept an agency role for the sale of certain advanced services, including Tivo.

         On September 23, 2003, counsel for the class filed an ex parte application for preliminary approval of the proposed settlement. The application sought the Court's permission to send notice of the proposed settlement to class members. On October 2, 2003, PST filed an amicus brief suggesting changes to the notice, but the Court struck the submission October 17 on the ground that PST lacked standing. The Court held that the proposed settlement does not bar PST from litigating any claims against parties to the settlement, and the proposed settlement does not determine PST's rights.

         On November 6, 2003, the Court granted class counsel leave to send notice of the proposed settlement to class members, and set a schedule for consideration of the proposed settlement as follows: (1) Class counsel is to mail notice to class members by November 12; (2) Briefs in support of the proposed settlement are to be filed by November 26; (3) Class members who wish to object to the proposed settlement must do so in writing by December 10; (4) Reply briefs in support of the proposed settlement must be filed by December 24;
(5) The hearing to consider the fairness of the proposed settlement will be held January 5, 2004.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         On September 24, 2003, PST moved to intervene in the DIRECTV/NRTC litigation for the limited purpose of objecting to the proposed settlement. The motion was heard on November 3, 2003, and the Court entered an order denying the motion on November 13, 2003. The Court ruled that PST's rights under its agreements with the NRTC are not affected by the proposed settlement and that notwithstanding the proposed settlement, PST is free to seek to enforce its rights under those agreements. The Court has also scheduled a status conference call for January 8, 2004 to determine what motions may be necessary in the DBS rights litigation discussed above, and to set a trial date.

         Based upon the foregoing, it is our belief that the settlement does not affect our rights under our agreements with the NRTC including our right to services for a term based on the estimated remaining useful lives of the satellites at the 101 degree location providing our programming services. We are in the process of evaluating our litigation strategies to secure this result in light of the conditional settlement.

         The estimated useful life that DBS-1 could have for purposes of our DBS rights may be disputed, but according to public documents of DIRECTV, Inc., DBS-1's useful life is currently estimated to expire in 2009. An unfavorable ruling in the litigation that the initial term of our agreements with the NRTC is determined by DBS-1 could lead to a reassessment of the carrying amount of our DBS rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, if we are able to, and elect to, participate in the conditional settlement reached among DIRECTV, Inc, the NRTC, and the class and use estimates of future cash flows through June 30, 2011 instead of 2016, we could reassess the carrying amounts of our DBS rights. In the case of an unfavorable litigation result relating to the term of our agreements or participation in the conditional settlement, we currently estimate that we could record an impairment loss with respect to our DBS rights of approximately $425 million to $600 million, and that annual amortization expense for DBS rights could increase by $12 million to $35 million.

         Seamless Marketing Litigation

         On June 22, 2001, DIRECTV, Inc. brought suit against PST in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and PST. On July 13, 2001, PST terminated the seamless marketing agreement. The seamless marketing agreement provided seamless marketing and sales for DIRECTV retailers and distributors. On July 16, 2001, PST filed a cross complaint against DIRECTV, Inc. alleging, among other things, that (i) DIRECTV, Inc. breached the seamless marketing agreement and (ii) DIRECTV, Inc. engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of the California Business and Professions Code. This suit was removed to the United States District Court, Central District of California. On September 16, 2002, PST filed first amended counterclaims against DIRECTV, Inc. Among other things, the first amended counterclaims added claims for (i) rescission of the seamless marketing agreement on the ground of fraudulent inducement, (ii) specific performance of audit rights, and (iii) punitive damages on the breach of the implied covenant of good faith claim. In addition, the first amended counterclaims deleted the business and professions code claim and the claims for tortious interference that were alleged in the initial cross complaint. On November 5, 2002 the Court granted DIRECTV, Inc.'s motion to dismiss the specific performance claim and the punitive damages allegations on the breach of the implied covenant of good faith claim. The Court denied DIRECTV, Inc.'s motion to dismiss the implied covenant of good faith claim in its entirety.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         On November 6, 2003, the Court held a status conference for the purpose of setting pretrial and trial dates. At that time, the Court set the case for trial on March 23, 2004. In addition, the Court set December 22, 2003 as the hearing date for motions in limine, and February 9, 2004 as the date for the pretrial conference.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Thomson's antitrust counterclaims against Pegasus Development, Personalized Media, and Gemstar (the "Thomson claims"), which were transferred to the Northern District of Georgia pursuant to an order of the Judicial Panel on Multidistrict Litigation, have not been stayed. Discovery has closed on the merits of the Thomson claims and briefing on Pegasus Development's summary judgment motion on those claims will be completed on November 19, 2003. The Georgia Court has deferred discovery with respect to damages until after a ruling on the summary judgment motion on liability. Gemstar and Thomson have settled the Thomson claims brought against Gemstar, and Thomson has dismissed these claims, as to Gemstar only, with prejudice.

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

Commitments

Customer Relationship Management Services:

         In the third quarter 2002, we recorded a termination fee liability of $4.5 million and associated expense to the direct broadcast satellite business' other subscriber related expenses with respect to an agreement for customer relationship management services that we intended to terminate early. The termination fee was to be paid and the termination was to be effective in July 2003. During the second quarter 2003, we amended this agreement and the termination fee was nullified. Accordingly, during the second quarter 2003 we reversed the termination fee liability and reduced direct broadcast satellite's other subscriber related expenses by $4.5 million. The amended agreement does not require any minimum annual services amount, whereas the agreement prior to the amendment required a prorated minimum annual services amount of $10.9 million for 2003.

14.  New Accounting Pronouncements

         Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued by the Financial Accounting Standards Board ("FASB") in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB has deferred the effective date for applying the provisions of this interpretation to the end of the first interim or annual period ending after December 15, 2003 for public entities that have interests in variable interest entities that were created before February 1, 2003 and the public entity has not issued financial

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements reporting that variable interest entity in accordance with the interpretation. We have identified certain interests in potential variable interest entities. These potential variable interest entities were created prior to February 1, 2003, and we have not issued any financial statements that reported these interests in accordance with the interpretation. Accordingly, we continue to study the effects, if any, of the interpretation during this deferral period. We believe that the aggregate of these interests would not have a significant effect on our financial position, results of operations, or cash flows should they in fact be interests in variable interest entities that we consolidate.

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

         We have a history of losses principally due to the substantial amounts incurred for interest expense and depreciation and amortization. Net losses were $153.6 million, $278.4 million, and $159.0 million for 2002, 2001, and 2000, respectively. We have an accumulated deficit balance at September 30, 2003 of $981.4 million.

         Our principal business is the direct broadcast satellite business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 87%, 92%, and 92%, respectively, of total consolidated

                       PEGASUS COMMUNICATIONS CORPORATION

operating expenses. Total assets of the direct broadcast satellite business were 81% and 82% of total consolidated assets at September 30, 2003 and December 31, 2002, respectively. The following sections focus on our direct broadcast satellite business, as this is our only significant business segment.

Significant Risks and Uncertainties

         We are highly leveraged. At September 30, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding of $1.7 billion. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, the business strategies of DIRECTV, Inc. and the National Rural Telecommunications Cooperative, equipment strategies, technological developments, levels of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

     We are in litigation against DIRECTV, Inc. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our direct broadcast satellite rights assets. The estimated useful life that DBS-1 could have for purposes of our DBS rights may be disputed, but according to public documents of DIRECTV, Inc., DBS-1's useful life is currently estimated to expire in 2009. An unfavorable ruling in the litigation that the initial term of our agreements with the National Rural Telecommunications Cooperative ("NRTC") is determined by DBS-1 could lead to a reassessment of the carrying amount of our DBS rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, if we are able to, and elect to, participate in the conditional settlement reached among DIRECTV, Inc, the NRTC, and the class and use estimates of future cash flows through June 30, 2011 instead of 2016, we could reassess the carrying amounts of our DBS rights. In the case of an unfavorable litigation result relating to the term of our agreements or participation in the conditional settlement, we currently estimate that we could record an impairment loss with respect to our DBS rights of approximately $425 million to $600 million, and that annual amortization expense for DBS rights could increase by $12 million to $35 million. See Note 13 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         For the nine months ended September 30, 2003 and 2002, the direct broadcast satellite business had income from operations of $35.2 million and $29.6 million, respectively. We attribute the improvement in the current year to our direct broadcast satellite business strategy. This strategy focuses

                       PEGASUS COMMUNICATIONS CORPORATION

on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors, has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 108 thousand for the nine months ended September 30, 2003 and the decrease of $29.2 million in direct broadcast satellite net revenues during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The other very significant factors include a significant competitive disadvantage that we experience in several of our territories in which a competing direct broadcast satellite provider provides local channels but DIRECTV does not; competition from a competing direct broadcast satellite provider other than with respect to local channels; competition from digital cable providers; and the effect of general economic conditions on our subscribers and potential subscribers. We believe that the number of territories in which we are disadvantaged by a lack of local channel service will increase during the fourth quarter 2003 and the first two quarters of 2004 because of DIRECTV's delay in launching a satellite to provide local channels in markets where a competing direct broadcast satellite provider offers local channels and DIRECTV's failure to provision certain of our key markets with local channels. In the near term, our direct broadcast satellite business strategy may result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

                       PEGASUS COMMUNICATIONS CORPORATION

Results of Operations

         In this section, amounts and changes specified are for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, respectively, unless indicated otherwise. With respect to our results from operations, we focus on our direct broadcast satellite business, as this is our only significant business.

Direct Broadcast Satellite Business

Subscribers:

         We had 1,200,458 subscribers at September 30, 2003, a net decrease of 108,012 from the number of subscribers at December 31, 2002. The average number of subscribers outstanding was 1,214,098 and 1,253,983 during the three and nine months ended September 30, 2003, respectively, and 1,356,095 and 1,370,074 during the three and nine months ended September 30, 2002, respectively. The average number of subscribers outstanding during the three months ended June 30, 2003 was 1,254,436. Gross subscriber additions were 42,886 and 113,453 for the three and nine months ended September 30, 2003, respectively, and 55,038 and 169,849 for the three and nine months ended September 30, 2002, respectively. Gross subscriber additions were 31,577 for the three months ended June 30, 2003. We believe that the primary reasons for the net decreases in the number of subscribers during the 2003 periods were: a significant competitive disadvantage that we experienced in several of our territories in which a competing direct broadcast satellite provider provides local channels but DIRECTV does not; our continued focus in 2003 on enrolling more creditworthy subscribers; our unwillingness to aggressively invest retention amounts in low margin subscribers; competition from digital cable providers; competition from a competing direct broadcast satellite provider other than with respect to local channels; the effect of general economic conditions on our subscribers and potential subscribers; and a reduction in the number of new subscribers we obtain from national retail chains with which we do not have compensation arrangements. We believe that the number of territories in which we are disadvantaged by a lack of local channel service will increase during the fourth quarter 2003 and the first two quarters of 2004 because of DIRECTV's delay in launching a satellite to provide local channels in markets where a competing direct broadcast satellite provider offers local channels and DIRECTV's failure to provision certain of our key markets with local channels. Additionally, we believe that all other factors cited above contributing to our subscriber losses will continue over the near term.

Revenues:

         Revenues decreased $9.4 million to $207.0 million and $29.2 million to $618.4 million for the three and nine months 2003, respectively. These decreases were primarily due to decreases in our recurring subscription revenue from our core, a la carte, and premium package offerings of $7.1 million and $29.6 million, respectively, and decreases in pay per view revenues of $2.1 million and $10.0 million, respectively. The decrease for the nine months 2003 was offset by $10.0 million of revenues from a royalty fee introduced in July 2002 that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service.

         The decreases from our core, a la carte, and premium package offerings were primarily due to the net reduction in total subscribers described above, offset in part by increased average monthly revenue generated per subscriber ("ARPU") in each 2003 period compared to the corresponding 2002 period. ARPU is direct broadcast satellite revenues for the period divided by the average number of subscribers during the period, divided by the number of months in the period. Total ARPU increased from $53.18 in 2002 to $56.83 in 2003 for the three months ended, and from $52.51 in 2002 to $54.79 in 2003 for the

                       PEGASUS COMMUNICATIONS CORPORATION

nine months ended. ARPU for core, a la carte, and premium programming increased from $43.55 in 2002 to $46.70 in 2003 for the three months ended, and from $44.13 in 2002 to $45.59 in 2003 for the nine months ended. A rate increase to certain a la carte and premium package offerings in the second quarter 2003, a rate increase to core package offering in the third quarter 2003, and our ability to keep subscribers in and upgrade subscribers into higher retail priced packages, contributed to the increases in ARPU.

         Revenues for the third quarter 2003 increased $1.2 million to $207 million, compared to the second quarter 2003. This increase was primarily due to a $3.9 million increase in sports subscription revenue, substantially all related to the commencement of our "NFL Ticket" programming season, partially offset by a $2.6 million decrease in our recurring subscription revenue from our core, a la carte, and premium package offerings. The decrease from our core, a la carte, and premium package offerings were primarily due to the net reduction in total subscribers described above, offset in part by increased average monthly ARPU in the third quarter 2003. Total ARPU increased from $54.69 in the second quarter 2003 to $56.83 in the third quarter 2003. ARPU from our core, a la carte, and premium package offerings increased from $45.88 in the second quarter 2003 to $46.70 in the third quarter 2003. A rate increase to our core package offerings in third quarter 2003, as well as our ability to keep subscribers in and upgrade subscribers into higher retail priced packages contributed to the increases in ARPU.

Direct Operating Expenses:

         Programming expense decreased $902 thousand to $93.7 million and $7.5 million to $279.4 million for the three and nine months 2003, respectively. These decreases were primarily due to: decreases in the cost of our recurring core, a la carte, and premium package subscription offerings of $2.1 million and $8.3 million, respectively; and decreases in the cost of our pay per view programming of $1.0 million and $4.3 million, respectively. Additionally for the nine months ended 2003, we recorded a credit to programming expenses of $1.2 million for a one time adjustment for expenses allocable to a party that has a minority interest in one of our subsidiaries. The decreases in the cost of our core, a la carte, and premium package offerings were primarily due to the net reduction in total subscribers, offset in part by a 7% increase, effective January 2003, in certain per subscriber programming costs charged to us by the National Rural Telecommunications Cooperative ("NRTC"). We also experienced a 10% increase, effective January 2003, in certain pay per view programming costs charged to us by the NRTC. The net decreases to programming expense were also partially offset by our estimate of patronage to be received from the NRTC being $2.3 million and $8.7 million less for the three and nine months 2003, respectively, compared to the corresponding 2002 periods. The NRTC patronage is a reduction to programming expense.

         Other subscriber related expenses decreased $3.8 million to $47.8 million and $19.4 million to $133.0 million for the three and nine months 2003, respectively. A portion of the decrease for the three and nine months ended 2003 was due to a contract termination fee liability and related expense that we recorded in the third quarter 2002 of $4.5 million. The termination fee liability was reversed in the second quarter 2003 which reduced other subscriber related expenses, because we amended the related contract that nullified the liability. These transactions had a $4.5 million impact on the three months ended 2003 and a $9.0 million impact on the nine months ended 2003. The related contract was for outsourced customer care services. Also contributing to the decreased other subscriber related expenses, were decreases in our customer care costs of $2.2 million and $4.6 million for the three and nine months ended 2003, primarily as a result of renegotiated rates in this amended contract. Finally, bad debt expense decreased $1.7 million and $11.5 million for the three and nine months ended 2003. These decreases are partially offset by increases of $5.3 million and $11.1 million in the costs of equipment,

                       PEGASUS COMMUNICATIONS CORPORATION

installation services, programming, and promotional campaigns, related to our efforts to retain and upgrade our existing subscribers.

Other Operating Expenses:

         Promotion and incentives and advertising and selling expenses in our statement of operations and comprehensive loss constitute expensed SAC. Expensed SAC is the gross amount of SAC we incur less amounts of SAC deferred and/or capitalized. Under certain of our subscription plans for DIRECTV programming, we take title to receivers provided to subscribers, and we capitalize the related SAC. Direct and incremental SAC associated with subscriptions plans for DIRECTV programming that contain minimum service commitment periods and subscription early termination fees that are not capitalized is deferred in the aggregate not to exceed the amounts of applicable termination fees. Commissions, subsidies, and promotional programming are costs included in SAC that are incurred only when new subscribers are enrolled. Commissions and subsidies are the substantial cost elements within our SAC. Receiver subsidies, equipment fulfillment costs, and equipment installation subsidies that are expensed are classified in promotions and incentives expenses. Dealer commissions, advertising and marketing costs, and selling costs that are expensed are classified in advertising and selling expenses. Amounts associated with SAC are contained in the following table:

                                           Three Months Ended                  Nine Months Ended
SAC (in thousands):                           September 30,                      September 30,
                                         2003              2002             2003              2002
                                      ------------     -------------     ------------      ------------
Gross SAC incurred                       $24,464           $27,454         $ 63,919          $ 78,167
Capitalized                               (7,185)           (6,653)         (17,300)          (20,149)
Deferred                                  (6,395)           (6,991)         (16,964)          (24,317)
                                      ------------     -------------     ------------      ------------
Expensed                                 $10,884           $13,810         $ 29,655          $ 33,701
                                      ============     =============     ============      ============

Promotions and incentives                $ 3,699           $ 5,933          $10,172           $ 9,703
Advertising and selling                    7,185             7,877           19,483            23,998
                                      ------------     -------------     ------------      ------------
Total expensed                           $10,884           $13,810          $29,655           $33,701
                                      ============     =============     ============      ============

         Gross SAC decreased in the 2003 periods primarily due to a lesser amount of gross subscriber additions in the 2003 periods compared to the respective corresponding 2002 periods. Capitalized SAC increased by $532 thousand for the three months 2003 and decreased by $2.8 million for the nine months 2003 as a result of an approximate six thousand increase and 24 thousand decrease in the number of receivers delivered to new subscribers that we took title to for the respective three and nine months ended 2003 periods. Deferred SAC decreased in both current year periods as a result of an approximate seven thousand and 31 thousand decrease in the number of gross subscriber additions for which certain direct and incremental SAC costs were eligible for deferral for the respective three and nine months ended 2003 periods.

         Based on gross subscriber additions for the respective 2003 and 2002 periods noted above, total SAC per gross subscriber added was $570 and $563 for the three and nine months 2003, respectively, and $499 and $472 for the three and nine months 2002, respectively. The increases in the 2003 periods compared to the corresponding 2002 periods were primarily due to: the disproportionate impact our sales administration costs and other indirect SAC costs, including advertising and marketing costs, have on the SAC per gross subscriber addition metric when divided by a substantially lesser number of gross subscriber additions, an impact of $51 per gross subscriber addition and $46 per gross subscriber addition for the three and nine months ended 2003, respectively; a greater percentage of our gross subscriber

                       PEGASUS COMMUNICATIONS CORPORATION

additions taking more than one receiver that adds incrementally to the receiver and installation per subscriber cost, an impact of approximately $36 per gross subscriber addition and $43 per gross subscriber addition for the three and nine months ended 2003, respectively; greater costs of programming provided to new gross subscriber additions at discounted rates as part of promotional introductory campaigns, an impact of $17 per gross subscriber addition for the three and nine month period ended 2003 (the cost of such programming is recorded as subscriber acquisition costs); and a lesser percentage in 2003 compared to 2002 of our gross subscriber additions coming from national retailers with which we do not have compensation arrangements. These per gross subscriber increases were partially offset by decreased aggregate dealer commission costs of $33 per gross subscriber addition and $14 per gross subscriber addition for the three and nine months ended 2003, respectively, primarily the result of differentiating compensation plans based upon the creditworthiness of new subscribers enrolled.

         Depreciation of capitalized SAC was $4.7 million and $13.5 million for the three and nine months 2003, respectively, and $3.8 million and $9.8 million for the three and nine months 2002, respectively. Amortization of deferred SAC was $5.4 million and $19.5 million for the three and nine months 2003, respectively, and $8.8 million and $22.4 million for the three and nine months 2002, respectively. Depreciation of capitalized SAC and amortization of deferred SAC are included in depreciation and amortization.

         General and administrative expenses decreased $156 thousand to $6.1 million and $2.7 million to $18.3 million for the three and nine months 2003, respectively. The decrease for the nine months 2003 was primarily due to reduced expenditures for communication services resulting from several renegotiations of the related contract for such services, as well as reduced customer call volume from the lesser average number of subscribers in the current year.

         Depreciation and amortization decreased $3.0 million to $40.0 million for the three months 2003 and decreased $1.1 million to $122.8 million for the nine months 2003. The changes in depreciation and amortization year over year for the corresponding periods are primarily due to the amounts of deferred SAC amortized in those periods. Deferred SAC is amortized over 12 months from the date it is incurred, which is when a new subscriber is added. The decreases in depreciation and amortization for the three and nine months 2003 were primarily due to a lesser amount of deferred SAC eligible for amortization during the periods compared to the corresponding 2002 period resulting from a decreased number of subscribers added in the four quarters ended with the third quarter 2003 compared to the four quarters ended with the third quarter 2002.

Other Statement of Operations and Comprehensive Loss Items

         Corporate and development expenses decreased $4.1 million to $7.9 million and $14.6 million to $23.8 million for the three and nine months 2003, respectively, primarily due to less amortization of certain licenses held by our subsidiaries Pegasus Development Corporation ("Pegasus Development") and Pegasus Guard Band in 2003 compared to 2002. Other operating expenses decreased $2.6 million to $6.0 million and $62 thousand to $24.4 million for the three and nine months 2003, respectively. The decrease for the three months 2003 was primarily due to an impairment recorded in the third quarter 2002 for programming rights of $1.4 million. The principal expenses within other operating expenses were for those incurred in the DIRECTV, Inc. and patent litigations aggregating $4.2 million and $13.9 million for the three and nine months 2003, respectively, and $5.0 million and $11.7 million for the three and nine months 2002, respectively. The loss on impairment of marketable securities for the nine months 2002 was due to the write off of an investment in the common stock of another entity we owned at the time to the stock's then fair market value. The decrease in other nonoperating income, net of $16.4 million and $15.1 million for the three and nine months 2003, respectively, was primarily due to a net gain on the

                       PEGASUS COMMUNICATIONS CORPORATION

retirement of debt recorded in the third quarter 2002 of $15.7 million. The decrease of $4.2 million in equity in losses of affiliates for the nine months 2003 was primarily due to an adjustment in the capital accounts of the respective partners of a partnership in which Pegasus Development is a partner that reduced Pegasus Development's share in the equity of the partnership by $3.3 million.

         Interest expense increased $4.4 million to $40.9 million and $4.2 million to $113.1 million for the three and nine months 2003, respectively, primarily due to interest in each period of $3.5 million associated with our 12-3/4% preferred stock that was classified as a liability commencing July 1, 2003 upon our adoption on that date of Statement of Financial Accounting Standards No. 150, and interest of $435 thousand and $1.3 million for the three and nine months 2003, respectively, on dividends in arrears for our 12-3/4% preferred stock. See below for further commentary related to transactions in our debt that will impact future interest expense.

         For continuing operations, we had income tax expense of $81 thousand and $219 thousand for the three and nine months ended September 30, 2003, respectively, compared to an income tax expense of $6.3 million and an income tax benefit of $29.5 million for the three and nine months ended September 30, 2002, respectively. The income tax expense in each period for 2003 represents expense for state income taxes payable. The third quarter 2002 was the period in which we transitioned into a deferred income tax asset position. The net income tax expense for the third quarter 2002 reflects the effects of this transition that included an adjustment to the deferred income tax asset valuation allowance for temporary excess deferred income tax assets existing in the prior quarter. The income tax benefit for the nine months 2002 for continuing and discontinued operations reflects the reduction in the net deferred income tax liability balance during that period. At September 30, 2003, we had a net deferred income tax asset balance of $84.7 million, offset by a valuation allowance in the same amount. The valuation allowance increased by $13.6 million and $42.2 million for the three and nine months ended September 30, 2003, respectively. These increases to the valuation allowance were charged to income taxes for continuing operations in the respective periods, thereby completely offsetting the benefits of deferred income tax benefits generated during these periods and resulting in no deferred income tax expense or benefit for the three and nine months ended 2003. We believed that a valuation allowance sufficient to bring the net deferred income tax asset balance to zero at September 30, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the net deferred income tax asset will not be realized. Excluding the expense for state income taxes payable, our effective income tax rate for continuing operations for each of the three and nine months ended September 30, 2003 was zero, compared to the overall effective income tax rate for continuing operations for 2002 of 17.04% at December 31, 2002. The effective rate for 2002 had been impacted by valuation allowances that commenced in the third quarter 2002. No income taxes were attributed to discontinued operations in 2003 or for the third quarter 2002 because of the net deferred income tax position in the respective periods and no current tax expense was attributed to discontinued operations.

         Discontinued operations for 2003 and 2002 consisted of a broadcast television station located in Mobile, Alabama and two stations located in Mississippi, and for 2002, our Pegasus Express business that we ceased in 2002. In March 2003, we completed the sale of our Alabama station, and recognized a gain on the sale of $7.6 million, net of costs related to the sale. The operations and sale of this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. In April 2003, we sold tangible and intangible property, other than the Federal Communications Commission ("FCC") licenses and specific equipment associated with the licenses for the Mississippi stations and recognized a loss of $2.4 million, net of costs related to the sale. In September 2003, we closed on the sale of the FCC licenses and related equipment for the Mississippi stations and recognized a gain of $4.8 million, net of costs related to the sale. The operations and sale portions of the Mississippi stations are classified as discontinued in the statement of operations and

                       PEGASUS COMMUNICATIONS CORPORATION

comprehensive loss for all periods presented. We ceased operating our Pegasus Express business in 2002. Accordingly, the operations for this business for 2002 were classified as discontinued in the statement of operations and comprehensive loss. Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                           Three Months Ended              Nine months Ended
                              September 30,                   September 30,
                           2003            2002           2003           2002
                         --------        --------       --------      ---------
Revenues                  $    -          $1,921         $1,533        $ 6,880
Pretax income (loss)       4,985             695          9,601         (4,379)

         In the pretax income (loss) from discontinued operations for the three and nine months ended 2003 above was a net gain of $4.8 million and $10.0 million, respectively, from the sale of the applicable assets. In the pretax income (loss) from discontinued operations for the three and nine months ended 2002 above is an aggregate $1.7 million for impairment losses associated with the broadband business. No income taxes were attributed to discontinued operations in 2003 or for the third quarter 2002 because of the net deferred income tax position in the respective periods and no current tax expense was attributed to discontinued operations. The income tax benefit for the nine months 2002 for discontinued operations reflects the reduction in the overall net deferred income tax liability balance during that period that was attributed to discontinued operations.

         We completed a series of exchanges in the second and third quarters of 2003 in which we issued an aggregate $161.6 million principal amount of 11-1/4% senior notes due January 2010 ("11-1/4% notes") in exchange for an aggregate $163.8 million principal amount of previously outstanding notes, consisting of $33.4 million of 9-5/8% senior notes due October 2005 ("9-5/8% notes"), $28.9 million of 9-3/4% senior notes due December 2006 ("9-3/4% notes"), $36.5 million of 12-1/2% senior notes due August 2007 ("12-1/2% notes"), $36.8 million of 12-3/8% senior notes due August 2006 ("12-3/8% notes"), and $28.2 million of 13-1/2% senior subordinated notes due March 2007 ("13-1/2% notes"). The principal effect of these exchanges was to extend the maturity of $161.6 million and reduce the amount of another $2.2 million principal outstanding. As a result of the exchanges, in 2003 we will experience a net reduction in interest expense of $203 thousand. Excluding the exchanges for 13-1/2% notes, the aggregate effect of the exchanges on interest expense to be incurred in 2004 is a net increase of about $60 thousand. However, the aggregate annual net effect thereafter will be an incremental increase to interest expense to be incurred, after giving effect to what would have been the maturity date of each respective previously outstanding note received in the exchanges and the interest associated with the principal amount of the 11-1/4% notes issued in their place, for as long as the 11-1/4% notes remain outstanding. With respect to the exchanges involving the 13-1/2% notes, in 2004 we will experience a net reduction in interest expense to be incurred of about $850 thousand. Thereafter until what would have been the maturity date of the 13-1/2% notes, we will experience an annual net reduction in interest expense to be incurred of about $800 thousand.

         On August 1, 2003, Pegasus Satellite borrowed $100.0 million in term loans that bear interest at 12.5% and are due August 2009 from which was repaid all of the $67.9 million principal outstanding of Pegasus Media's 12-1/2% notes due July 2005 that will have an incremental effect on future interest expense. Additionally, a discount of $8.8 million recorded in the issuance of these term loans will be amortized and charged to interest expense over the term of the notes. The total debt financing costs incurred for these loans was $5.5 million, which has been deferred and will be amortized and charged to interest expense over the term of the agreement. Further, aggregate costs of $1.6 million were incurred to amend Pegasus Media's credit agreement and for associated consent fees in connection with this term

                       PEGASUS COMMUNICATIONS CORPORATION

loan financing and other matters associated with the credit agreement. These costs have been deferred and will be amortized and charged to interest expense over the remaining term of the agreement.

         On October 22, 2003, Pegasus Media amended and restated its credit agreement that created a new $300.0 million Tranche D term loan facility. Pegasus Media borrowed the full $300.0 million, less a discount of 1.5%, or $4.5 million, for net proceeds of $295.5 million. Any unpaid loan balance is due July 31, 2006. We may elect an interest rate for outstanding principal on Tranche D at either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the prime rate plus 6.00%. A portion of the proceeds of the borrowing was used to repay an aggregate of $235.0 million of initial and incremental term loan principal outstanding under the credit agreement scheduled for repayment in 2004 and 2005. The initial and incremental term loans were subject to interest rates based on either the prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. Another portion of the proceeds was used to repay $52.0 million principal amount outstanding under our revolving credit facility, and the facility was terminated. The amounts borrowed under the revolving credit facility were subject to interest rates based on either the prime rate plus a margin of 1% to 2% or LIBOR plus a margin of 2% to 3%. The debt financing costs incurred for this borrowing aggregating $9.4 million and the discount incurred on the amount borrowed will be amortized and charged to interest expense over the term of the loan.

DBS Operating Profit before Depreciation and Amortization

         "DBS operating profit before depreciation and amortization," as adjusted for special items, is a GAAP measure used by our chief operating decision maker to evaluate our DBS segment. This measure was $48.6 million and $54.7 million for three months ended September 30, 2003 and 2002, respectively, and $153.5 million and $158.0 million for the nine months ended September 30, 2003 and 2002, respectively. This measure was calculated as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as derived from the statements of operations and comprehensive loss, as adjusted for the special item of $4.5 million for a contract termination fee within other subscriber related expenses in the statement of operations and comprehensive loss. The contract termination fee was initially recorded in the third quarter 2002 that increased other subscriber related expenses, and was reversed in the second quarter 2003 because the related contract was amended that nullified the fee, that decreased other subscriber related expenses. The calculation of the measure for 2003 adds back the reversal of the fee and for 2002 deducts the initial recording of the fee.

New Accounting Pronouncements

         Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued by the Financial Accounting Standards Board ("FASB") in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB has deferred the effective date for applying the provisions of this interpretation to the end of the first interim or annual period ending after December 15, 2003 for public entities that have interests in variable interest entities that were created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with the interpretation. We have identified certain interests in potential variable interest entities. These potential variable interest entities were created prior to February 1, 2003, and we have not issued any financial statements that reported these interests in accordance with the interpretation. Accordingly, we continue to study the effects, if any, of the interpretation during this deferral period. We believe that the aggregate of these interests

                       PEGASUS COMMUNICATIONS CORPORATION

would not have a significant effect on our financial position, results of operations, or cash flows should they in fact be interests in variable interest entities that we consolidate.

         On April 30, 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). This FAS amends and clarifies various items and issues related to derivative instruments. There was no material impact to us upon the adoption of this statement.

Liquidity and Capital Resources

         We had cash and cash equivalents on hand at September 30, 2003 of $60.7 million, compared to $59.8 million at December 31, 2002 and $48.4 million at September 30, 2002. The changes in cash for the nine months ended September 30, 2003 and 2002 are discussed below in terms of the amounts shown on our statement of cash flows.

         Net cash provided by operating activities was $4.1 million and $9.3 million for the nine months ended September 30, 2003 and 2002, respectively. The principal reasons for the decrease in the 2003 period was due to: 1) the timing of interest payments associated with our 11-1/4% notes resulting in $9.8 million in increased cash interest paid in 2003; 2) cash received in 2002 of $1.6 million for DBS receiver inventory sold; and 3) reduced expenditures in 2003 of $7.4 million for SAC that was deferred. The interest on the 11-1/4% notes are payable semiannually in January and July. These notes were first issued in December 2001 with the first interest payment due July 2002. The remaining decrease in cash provided was due to working capital needs.

         Cash of $3.1 million was provided by investing activities for the nine months ended September 30, 2003 and cash of $24.7 million was used for investing activities for the nine months ended September 30, 2002. The 2003 period primarily reflects cash received of $21.6 million from sales of three broadcast television stations, and cash utilized for direct broadcast satellite receiver equipment capitalized of $16.5 million and other capital expenditures of $2.1 million. The 2002 period primarily consisted of cash utilized for direct broadcast satellite receiver equipment capitalized of $20.1 million and other capital expenditures of $4.2 million. We received $2.7 million in cash in early October from the close of the final portion of the sale of our Mississippi broadcast television stations.

         For the nine months ended September 30, 2003 and 2002, net cash was used for financing activities of $6.3 million and $81.0 million, respectively. The primary expenditures for financing activities for 2003 were: 1) redemption of all of the outstanding principal of Pegasus Media's 12-1/2% notes due July 2005 of $67.9 million; 2) repayments of other long term debt of $6.4 million; 3) purchases of 297,460 shares of our Class A common stock for $5.5 million; 4) costs of $11.2 million incurred for new financing arrangements; and 5) the net change in restricted cash of $60.3 million, of which $61.9 million was for collateral for a letter of credit facility. The primary receipts for financing activities for 2003 were: 1) $100.0 million in term loan financing; 2) net borrowing of $43.5 million under our revolving credit facility; and 3) $1.5 million in an exchange of our notes. The primary expenditures for financing activities for 2002 were: 1) repayment of amounts outstanding under our revolving credit facility of $80.0 million; 2) repayments of other long term debt of $8.2 million; 3) aggregate redemptions and repurchases of our preferred stock of $28.9 million; and 4) an aggregate repurchases of outstanding notes of $25.0 million. The primary receipts for financing activities for 2002 were proceeds of $63.2 million from an incremental term loan facility.

         In June 2003, we reacquired $1.3 million par value of Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% series") that is mandatorily redeemable in 2007 in exchange for

                       PEGASUS COMMUNICATIONS CORPORATION

$2.1 million par value of our 6-1/2% Series C convertible preferred stock ("Series C") that is not mandatorily redeemable. An accrued contract termination fee that had been scheduled for payment in July 2003 of $4.5 million was reversed in the second quarter 2003 due to an amendment of the related contract that nullified the fee. Additionally, this amended agreement does not require any minimum annual services amount, whereas the agreement prior to the amendment required a prorated minimum annual services amount of $10.9 million for 2003.

         We completed a series of exchanges in the second and third quarters of 2003 in which we issued an aggregate $161.6 million principal amount of 11-1/4% notes in exchange for $163.8 million principal amount of previously outstanding notes, consisting of $33.4 million of 9-5/8% notes, $28.9 million of 9-3/4% notes, $36.5 million of 12-1/2% notes, $36.8 million of 12-3/8% notes, and $28.2 million of 13-1/2% notes. The principal effect of these exchanges was to extend the maturity of $161.6 million and reduce the amount of another $2.2 million principal outstanding. As a result of the exchanges, in 2003 we will experience a net reduction in cash interest paid of $2.3 million. Excluding the exchanges for 13-1/2% notes, the aggregate effect of the exchanges on cash interest to be paid is a net increase of about $60 thousand. However, the aggregate annual net effect thereafter will be an incremental increase to cash interest to be paid, after giving effect to what would have been the maturity date of each respective previously outstanding note received in the exchanges and the interest associated with the principal amount of the 11-1/4% notes issued in their place, for as long as the 11-1/4% notes remain outstanding. With respect to the exchanges involving the 13-1/2% notes, in 2004 we will experience an increase in cash interest to be paid of $1.2 million, principally due to two interest payments due on the 11-1/2% notes and only one interest payment that would have been due on the 13-1/2% notes. Thereafter until what would have been the maturity date of the 13-1/2% notes, we will experience an annual net reduction in cash interest to be paid of about $800 thousand. In October 2003, we exchanged $4.3 million principal amount of 11-1/4% notes for a like principal amount of 13-1/2% notes.

         On August 1, 2003, Pegasus Satellite borrowed all of the $100.0 million term loan financing available under a term loan agreement. The rate of interest on outstanding principal is 12.5%. Interest accrues quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to interest at the full 12.5% rate thereafter. All unpaid principal and interest is due August 1, 2009. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. A portion of the proceeds were used to redeem all of the remaining outstanding principal of Pegasus Media's 12-1/2% senior subordinated notes due July 2005 ("12-1/2% notes") of $67.9 million in September 2003.

         Pegasus Media amended its credit agreement in connection with Pegasus Satellite's $100.0 million term loan financing that had an effective date of August 1, 2003. On the effective date, we repaid an aggregate of $2.4 million of term loan principal outstanding under the credit agreement. The repayment of the principal was sufficient to cover the quarterly payments scheduled to be paid for these loans on September 30, 2003 and December 31, 2003.

         We entered into a new letter of credit facility with a bank that became effective August 1, 2003. We pay an annual fee of 1.75% prorated quarterly of the amount of letters of credit outstanding for this facility. Outstanding letters of credit are collateralized by cash in an amount equal to 105% of the letters of credit outstanding. We have $61.9 million in restricted cash at September 30, 2003 as collateral for letters of credit under this facility.

         On October 22, 2003, Pegasus Media amended and restated its credit agreement. Among other things, this amendment created a new $300.0 million Tranche D term loan facility. Pegasus Media

                       PEGASUS COMMUNICATIONS CORPORATION

borrowed the full $300.0 million, less a discount of 1.5%, or $4.5 million, for net proceeds of $295.5 million. A portion of the proceeds was used to repay an aggregate of $235.0 million of initial and incremental term loan principal outstanding under the credit agreement scheduled for repayment in 2004 and 2005 and to repay the entire amount outstanding for the revolving credit facility under the credit agreement of $52.0 million. Outstanding principal is required to be repaid quarterly at .25%, or $750 thousand, of the total facility amount commencing December 31, 2003, with the balance and any accrued and unpaid interest due at the maturity of the facility of July 31, 2006. We may elect an interest rate for outstanding principal on Tranche D at either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the prime rate plus 6.00%. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Outstanding principal for Tranche D is not permitted to be repaid until all amounts for the initial and incremental term loans are paid in full. Thereafter, principal for Tranche D may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. Additionally, the above amendment amended certain covenants within the agreement and terminated the revolving credit facility under the credit agreement and all commitments and letters of credit related thereto. As a result of this amendment, the repayment schedule for aggregate debt outstanding under the credit agreement is $750 thousand in 2003, $3.0 million in 2004, $96.3 million in 2005, and $293.3 million in 2006.

         The transactions discussed above with respect to the: 1) sale of broadcast television stations; 2) reacquisition of 12-3/4% preferred stock that is mandatorily redeemable; 3) amendment of the customer relationship management services agreement; 4) note exchanges; 5) Pegasus Satellite term loan financing; and 6) amendments to Pegasus Media's credit agreement, in the aggregate significantly impacted the timing and amount of cash flows associated with our contractual obligations outstanding at December 31, 2002 from that last reported in our 2002 Form 10-K. The following table shows our outstanding contractual obligations at December 31, 2002 on a pro forma basis to reflect the transactions that have taken place in 2003 (in thousands):

                                                                 Payments due by period
                                                          Less than                                        More than
Contractual Obligations                    Total           1 year         1-3 Years        3-5 Years        5 Years
-----------------------------------    --------------    ------------    -------------    ------------    ------------
Long term debt                            $1,452,551        $ 5,656          $181,591        $770,155        $495,149
Redeemable preferred stock                    91,822                                           91,822
Operating leases                              17,235          3,670             6,589           4,353           2,623
Broadcast programming rights                  12,404          3,510             4,568           1,901           2,425
Purchase commitments                          13,500          6,000             7,500
                                       --------------    ------------    -------------    ------------    ------------
     Total                                $1,587,512        $18,836          $200,248        $868,231        $500,197
                                       ==============    ============    =============    ============    ============

                       PEGASUS COMMUNICATIONS CORPORATION

         For comparative purposes, our contractual obligations outstanding at December 31, 2002 as reported in our 2002 Form 10-K were as follows (in thousands):

                                                                 Payments due by period
                                                          Less than                                        More than
Contractual Obligations                    Total           1 year         1-3 Years        3-5 Years        5 Years
-----------------------------------    --------------    ------------    -------------    ------------    ------------
Long term debt                            $1,312,625        $ 5,752          $512,556        $611,579        $182,738
Redeemable preferred stock                    93,072                                           93,072
Operating leases                              17,235          3,670             6,589           4,353           2,623
Broadcast programming rights                  13,620          4,164             5,084           1,947           2,425
Purchase commitments                          28,929         21,429             7,500
                                       --------------    ------------    -------------    ------------    ------------
     Total                                $1,465,481        $35,015          $531,729        $710,951        $187,786
                                       ==============    ============    =============    ============    ============

         As permitted by the certificate of designation for the Series C, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at September 30, 2003 was $17.7 million. The dividend on this series scheduled to be declared on October 31, 2003 of $3.0 million was not declared. Dividends not declared accumulate in arrears until paid.

         While dividends are in arrears on preferred stock senior to our Series D junior convertible participating ("Series D") and Series E junior convertible participating ("Series E") preferred stocks, our board of directors may not declare dividends for and we may not redeem shares of these series. Our Series C preferred stock and Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock are senior to these series. Because dividends on Series C and the 12-3/4% series are in arrears, the annual dividends scheduled to be declared for Series D and E on January 1, 2003 of $500 thousand and $400 thousand, respectively, were not declared and became in arrears on that date. Dividends not declared accumulate in arrears until paid.

         We have received notice of redemption from holders of $3.0 million liquidation par value of Series E preferred stock after the dividends on Series C and the 12-3/4% series became in arrears. Additionally, in February 2003, 6,125 shares of Series D amounting to $6.1 million of liquidation par value became eligible for redemption at the election of holders. We are not permitted nor obligated to redeem the shares of Series D and E while dividends on Series C are in arrears. Under these circumstances, our inability to redeem Series D and E shares is not an event of default.

         In October 2003, at the election of the holder and in accordance with the terms of the Series E, 7,000 shares of Series E with a liquidation par value of $7.0 million were converted into 11,226 shares of Pegasus Communications' Class A common stock. In accordance with the terms of the series, accumulated dividends to the date of the conversion on the Series E shares of $510 thousand were paid to the holder.

         As permitted by the certificate of designation for the 12-3/4% series preferred stock, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears to unaffiliated parties at September 30, 2003 were $17.7 million, with accrued interest thereon of $1.9 million. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until paid.

                       PEGASUS COMMUNICATIONS CORPORATION

         At this time, we believe that our capital resources and liquidity are sufficient to meet our contractual obligations for at least the next 20 to 24 months. We may seek to issue new debt and/or equity securities, refinance existing debt and/or preferred stock outstanding, continue to extend maturities of existing debt by issuing debt with later maturities in exchange for debt with nearer maturities, like the exchanges discussed above, or secure some other form of financing in meeting our longer term needs. Our financing options and opportunities will be impacted by general and industry specific economic and capital market conditions over which we have no control, as well as the outcome of our litigation with DIRECTV, Inc.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Because of our high leverage and need from time to time to restructure our borrowings or seek new or additional sources of funding, our principal market risk is exposure to market rates of interest. Although we manage our overall debt service on a continual basis, our principal exposure had been variable rates of interest associated with borrowings under our credit facilities, consisting of revolving credit and term loans. Market variable rates of interest have for the most part stabilized over the last seven quarters at their historic lowest rates. As a result, our variable rates of interest, plus applicable margins thereon, have stabilized over this period as well. Commencing in the second quarter 2003, we have focused our attention to extending maturities of our debt. During 2003, we issued $165.9 million principal amount of our 11-1/4% notes due 2010 in exchange for $168.1 million principal amount of various series of our outstanding notes with maturities in 2005 to 2007. In August 2003, we borrowed $100.0 million principal amount at 12.5% due 2009 and from the proceeds repaid all of the remaining $67.9 million principal amount, all but $3.7 million of which is due in 2006, of our 12-1/2% notes due 2005. In October 2003, we borrowed $300.0 million principal amount in Tranche D term loans subject to variable rates of interest, and from the proceeds repaid an aggregate $235.0 million principal amount due in 2004 and 2005 of our initial and incremental term loans that were subject to variable rates of interest. The variable rates for Tranche D are subject to margins of 7%, whereas the variable rates for the initial and incremental term loans are subject to margins of 2.5% to 3.5%.

         As a result of the transactions that occurred through September 30, 2003, the aggregate principal amount of our notes and credit facilities outstanding at September 30, 2003 was $1.37 billion, at a weighted average rate of interest of 9.86%, compared to aggregate principal amount outstanding for this debt at December 31, 2002 of $1.30 billion, at a weighted average rate of interest of 10.14%. The following table is intended to give an indication of the effect of the transactions that have occurred in 2003 on the aggregate principal amount outstanding for our notes and under our credit facilities relative to the aggregate principal amount outstanding for this debt at December 31, 2003. The table presents the aggregate amount of principal outstanding at December 31, 2004 to 2008 and thereafter in the aggregate, along with the related weighted average interest rate for the respective periods, based on the transactions in 2003 indicated above, compared to the aggregate principal amount outstanding for this debt for these periods based on amounts outstanding at December 31, 2002.

                       PEGASUS COMMUNICATIONS CORPORATION

(dollars in thousands)             2004            2005           2006          2007          2008       Thereafter
                               -----------    -------------    -----------   -----------   -----------   -----------
Based on principal outstanding:
   After 2003 activity          $1,399,096      $1,229,078      $714,354      $475,348      $484,230      $489,649
   At December 31, 2002          1,142,961         786,245       491,245       175,000       175,000       175,000
Weighted average interest rate:
   After 2003 activity               10.67%          11.20%        12.00%        11.46%        11.48%        11.63%
   At December 31, 2002              10.81%          12.05%        12.38%        11.25%        11.25%        11.25%

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

                       PEGASUS COMMUNICATIONS CORPORATION

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 13 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2002, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, and our Current Reports on Form 8-K dated May 14, 2003, May 22, 2003, June 10, 2003, and August 11, 2003.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the third quarter of 2003, Pegasus Satellite issued to institutional investors an aggregate of $67.6 million principal amount of its 11-1/4% senior notes due January 2010 in exchange for principal amounts of its outstanding notes, consisting of:

o $11.5 million principal amount of 9-5/8% senior notes due October 2005 exchanged on July 7, 2003;
o $8.2 million principal amount of 12-3/8% senior notes due August 2006 exchanged on July 14, 2003;
o $17.4 million principal amount of 9-3/4% senior notes due December 2006 exchanged on July 14, 2003;
o $28.2 million principal amount of 13-1/2% senior notes due March 2007 of which $12.8 million was exchanged on July 14, 2003 and $15.4 million was exchanged on August 1, 2003; and
o $4.5 million principal amount of 12-1/2% senior notes due August 2007 exchanged on August 6, 2003.

            The terms and conditions of the 11-1/4% notes issued in the exchanges are the same as those contained in the indenture for the notes of this series already outstanding. The 11-1/4% notes were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 and are eligible for resale under Rule 144A promulgated under the Securities Act of 1933.

            On August 1, 2003, in connection with entering into a credit agreement with Pegasus Satellite, the lenders of Pegasus Satellite's credit facility were issued warrants to purchase up to 1,000,000 shares of nonvoting common stock of Pegasus Communications Corporation with an exercise price of $16.00 per share of nonvoting common stock. The nonvoting common stock received on exercise of the warrants may, in certain circumstances, be exchanged for an equal number of shares of Pegasus Communications Corporation Class A common stock. The warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         As permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock ("Series C"), our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at September 30, 2003 was $17.7 million. The dividend on this series scheduled to be declared on October 31, 2003 of $3.0 million was not declared. Dividends not declared accumulate in arrears until paid.

         While dividends are in arrears on preferred stock senior to our Series D junior convertible participating ("Series D") and Series E junior convertible participating ("Series E") preferred stocks, our board of directors may not declare dividends for and we may not redeem shares of these series. Our Series C preferred stock and Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock are senior to these series. Because dividends on Series C and the 12-3/4% series are in arrears, the annual dividends scheduled to be declared for Series D and E on January 1, 2003 of $500 thousand and $400 thousand, respectively, were not declared and became in arrears on that date. Dividends not declared accumulate in arrears until paid.

         As permitted by the certificate of designation for Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series"), our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears to unaffiliated parties at September 30, 2003 were $17.7 million, with accrued interest thereon of $1.9 million. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until later paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
Exhibit
Number

10.1* Fourth Amendment and Restatement of Credit Agreement dated as of October 22, 2003 by and among Pegasus Media & Communications, Inc., the several lenders from time to time parties thereto, Banc of America Securities LLC, as sole lead arranger, Deutsche Bank Trust Company Americas, as resigning agent, and Bank of America, N.A., as administrative agent for the Lenders. (Schedules have been omitted but will be provided upon request to the Securities and Exchange Commission.)
31.1*    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
-----------------
*  Filed herewith.

                       PEGASUS COMMUNICATIONS CORPORATION

b) Reports on Form 8-K

                  We filed a Current Report on Form 8-K dated July 11, 2003 reporting under Item 5 an announcement of our next Annual Meeting of Stockholders scheduled for August 9, 2003.

                  We filed a Current Report on Form 8-K dated July 23, 2003 reporting under Item 5 the following: 1) Consent of lenders to our subsidiary Pegasus Media & Communications Inc.'s ("PM&C") credit facility in connection with a $100 million, six year, senior secured term loan agreement of our subsidiary Pegasus Satellite Communications, Inc ("PSC"); 2) PM&C's intention to seek commitments for new senior secured credit facilities; and 3) A series of exchanges by PSC in which were issued an aggregate of $141.8 million principal amount of its 11-1/4% senior notes due January 2010 for an aggregate of $143.9 million principal amount of a number of series of its other outstanding notes.

                  We filed a Current Report on Form 8-K dated August 1, 2003 reporting under Item 5 the following items: 1) The closing of PSC's $100.0 million senior secured term loan financing; 2) Consent of lenders to PM&C's credit facility in connection with PSC's $100.0 million senior secured term loan; 3) receipt of indications from a syndicate of lenders regarding the terms of a new credit facility for PM&C; 4) Redemption of all of the outstanding 12-3/4% senior subordinated notes due 2005 of PM&C; and 5) Postponement of the annual meeting of stockholders scheduled for August 9, 2003.

                  We filed a Current Report on Form 8-K dated August 11, 2003 reporting under Item 5 to report a conditional settlement reached by a number of parties, other than us, involved in the litigation with DIRECTV, Inc.

                  We filed a Current Report on Form 8-K dated August 12, 2003 reporting under Item 9 showing summarized financial information with respect to our adjusted operating cash flow financial measure pursuant to indentures relating to notes issued by PSC and PM&C and Item 12 regarding our results of operations for the three and six months ended June 30, 2003.

                  We filed a Current Report on Form 8-K dated August 25, 2003 reporting under Item 5 that PM&C announced that it was terminating a senior loan financing that it had previously announced on July 23, 2003.

                       PEGASUS COMMUNICATIONS CORPORATION

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Pegasus Communications Corporation



      November 14, 2003                  By: /s/  Joseph W. Pooler, Jr.
------------------------------------     ------------------------------
            Date                         Joseph W. Pooler, Jr.
                                         Senior Vice President of Finance
                                         Chief financial and accounting officer)

                                  Exhibit Index

Exhibit Number

10.1* Fourth Amendment and Restatement of Credit Agreement dated as of October 22, 2003 by and among Pegasus Media & Communications, Inc., the several lenders from time to time parties thereto, Banc of America Securities LLC, as sole lead arranger, Deutsche Bank Trust Company Americas, as resigning agent, and Bank of America, N.A., as administrative agent for the Lenders. (Schedules have been omitted but will be provided upon request to the Securities and Exchange Commission.)
31.1*    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
-----------------
*  Filed herewith.