Form 10-Q
period 2004-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2004-08-16
CIK 1135338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes/X/ No __

         Number of shares of each class of the registrant's common stock outstanding as of August 5, 2004:

   Class A Common Stock, $0.01 par value
   (excluding 755,104 shares held by subsidiaries of the registrant)  5,081,590

   Class B Common Stock, $0.01 par value                                916,380

   Non-Voting Common Stock, $0.01 par value                                   -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2004


                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
            June 30, 2004 and December 31, 2003                              4

         Consolidated Statements of Operations and Comprehensive Loss
            Three months ended June 30, 2004 and 2003                        5

         Consolidated Statements of Operations and Comprehensive Loss
            Six months ended June 30, 2004 and 2003                          6

         Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2004 and 2003                          7

         Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         40

Item 4.  Controls and Procedures                                            41

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  42

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases     42
         of Equity Securities

Item 3.  Defaults Upon Senior Securities                                    42

Item 5.  Other Information                                                  43

Item 6.  Exhibits and Reports on Form 8-K                                   43

Signatures                                                                  45

Certifications                                                              46

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



         The unaudited financial statements herein include the accounts of Pegasus Communications Corporation ("Pegasus Communications") and certain of its subsidiaries on a consolidated basis. As discussed in Note 1 to the Consolidated Financial Statements, on June 2, 2004 ("Filing Date"), Pegasus Satellite Communications, Inc. ("Pegasus Satellite"), Pegasus Media & Communications, Inc., and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Maine ("Bankruptcy Court"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in Pegasus Communications' consolidated results through the Filing Date. Subsequent to the Filing Date, Pegasus Communications no longer consolidates Pegasus Satellite's financial results in its consolidated financial statements and Pegasus Satellite has been deconsolidated from its balance sheet. Pegasus Communications' negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and it no longer records earnings or losses from Pegasus Satellite's operations subsequent to the Filing Date.


                                          Pegasus Communications Corporation
                                        Condensed Consolidated Balance Sheets

                                                    (In thousands)
                                                                                   June 30,            December 31,
                                                                                     2004                  2003
                                                                                -------------          ------------
                                                                                 (unaudited)
Currents assets:
   Cash and cash equivalents                                                      $ 59,672              $   82,921
    Restricted cash                                                                    183                  62,517
   Accounts receivable, net
     Trade                                                                             104                  24,923
     Other                                                                           1,041                   7,529
   Deferred subscriber acquisition costs, net                                            -                   9,945
   Prepaid expenses                                                                  2,623                   6,953
   Other current assets                                                                 44                   6,549
                                                                                  --------              ----------
     Total current assets                                                           63,667                 201,337
Property and equipment, net                                                         17,724                  83,702
Intangible assets, net                                                             149,917               1,607,805
Other noncurrent assets                                                             22,683                 158,256
                                                                                  --------              ----------

   Total                                                                          $253,991              $2,051,100
                                                                                  ========              ==========

Current liabilities:

   Current portion of long term debt                                              $    121              $    3,157
   Accounts payable                                                                    625                  12,362
   Accrued interest                                                                     64                  34,696
   Accrued programming fees and commissions                                              -                  58,250
   Litigation verdict accrual                                                            -                  35,167
   Other accrued expenses                                                            7,750                  21,583
   Other current liabilities                                                            22                   7,158
                                                                                 ---------              ----------
     Total current liabilities                                                       8,582                 172,373
Investment in Pegasus Satellite Communications, Inc.                               412,684                       -
Long term debt                                                                       8,225               1,385,071
Mandatorily redeemable preferred stock                                                   -                  85,512
Other noncurrent liabilities                                                             -                  70,507
                                                                                 ---------              ----------
   Total liabilities                                                               429,491               1,713,463
                                                                                 ---------              ----------

Commitments and contingent liabilities (see Note 12)
Redeemable preferred stocks                                                        217,015                 215,501
Minority interest                                                                    8,103                     452
Common stockholders' equity:
   Common stock                                                                         65                      63
   Other common stockholders' equity                                              (400,683)                121,621
                                                                                  --------              ----------
     Total common stockholders' equity                                            (400,618)                121,684
                                                                                  --------              ----------

   Total                                                                          $253,991              $2,051,100
                                                                                  ========              ==========




                                      See accompanying notes to consolidated financial statements


                                         Pegasus Communications Corporation
                            Consolidated Statements of Operations and Comprehensive Loss
                                      (In thousands, except per share amounts)
                                                    (unaudited)
                                                                                     Three Months Ended June 30,
                                                                                        2004              2003
                                                                                    -----------        ----------
                                                                                                 (restated-see Note 14)
Net revenues:
   Direct broadcast satellite                                                        $ 137,711          $205,823
   Broadcast television and other operations                                             6,224             8,354
                                                                                     ---------          --------
     Total net revenues                                                                143,935           214,177
Operating expenses:
   Direct broadcast satellite
     Programming                                                                        48,772            92,483
     Other subscriber related expenses                                                  25,973            40,550
                                                                                     ---------          --------
       Direct operating expenses (excluding depreciation and amortization and           74,745           133,033
         impairment of direct broadcast satellite assets shown below)
     Promotions and incentives                                                           2,476             3,595
     Advertising and selling                                                             2,604             6,572
     Litigation verdict                                                                  4,718                 -
     General and administrative                                                          4,039             5,913
     Impairment of direct broadcast satellite assets                                   429,638                 -
     Depreciation and amortization                                                      25,833            40,843
                                                                                     ---------          --------
       Total direct broadcast satellite expenses                                       544,053           189,956
   Broadcast television and other operations (including depreciation and
     amortization of $422 for 2004 and $562 for 2003)                                    5,840             7,755
   Corporate and development expenses (including depreciation and amortization
     of $3,882 for 2004 and $4,005 for 2003)                                             7,336             7,837
   Other operating expenses                                                             14,597            10,465
                                                                                     ---------          --------
     Loss from operations                                                             (427,891)           (1,836)
Interest expense                                                                       (31,854)          (35,614)
Interest income                                                                            304               167
Other nonoperating income, net                                                          (2,631)            1,173
                                                                                     ---------          --------
      Loss before equity in affiliates, income taxes, and discontinued                (462,072)          (36,110)
        operations
Equity in earnings of affiliates                                                             -               220
Net benefit for income taxes                                                                 -               795
                                                                                     ---------          --------
      Loss before discontinued operations                                             (462,072)          (35,095)
Discontinued operations:
  Income from discontinued operations (including loss on disposal of $2,548 and
    net of income tax benefit of $975 in 2003)                                               -            (1,592)
                                                                                     ---------          --------
     Net loss                                                                        $(462,072)         $(36,687)
                                                                                     =========          ========

     Comprehensive loss                                                              $(462,072)         $(36,687)
                                                                                     =========          ========
Basic and diluted per common share amounts:

  Loss from continuing operations, including $3,204 and $6,830, respectively,        $  (77.34)         $  (7.40)
    representing preferred stock dividends, deemed dividends, and accretion
  Discontinued operations                                                                    -             (0.28)
                                                                                     ----------         --------

   Net loss applicable to common shares                                              $  (77.34)         $  (7.68)
                                                                                     ==========         ========
   Weighted average number of common shares outstanding                                   6,016            5,666
                                                                                     ==========         ========



                                         Pegasus Communications Corporation
                            Consolidated Statements of Operations and Comprehensive Loss
                                      (In thousands, except per share amounts)
                                                    (unaudited)
                                                                                      Six Months Ended June 30,
                                                                                        2004              2003
                                                                                    -----------        ----------
                                                                                                 (restated-see Note 14)
Net revenues:
   Direct broadcast satellite                                                        $ 335,621          $411,369
   Broadcast television and other operations                                            13,692            15,926
                                                                                     ---------          --------
     Total net revenues                                                                349,313           427,295
Operating expenses:
   Direct broadcast satellite
     Programming                                                                       138,603           185,739
     Other subscriber related expenses                                                  62,745            85,225
                                                                                     ---------          --------
       Direct operating expenses (excluding depreciation and amortization and          201,348           270,964
         impairment of direct broadcast satellite assets shown below)
     Promotions and incentives                                                           5,594             6,473
     Advertising and selling                                                             6,850            12,298
     Litigation verdict                                                                 22,044                 -
     General and administrative                                                         10,337            12,286
     Impairment of direct broadcast satellite assets                                   429,638                 -
     Depreciation and amortization                                                      70,297            82,829
                                                                                     ---------          --------
       Total direct broadcast satellite expenses                                       746,108           384,850
   Broadcast television and other operations (including depreciation and
     amortization of $976 for 2004 and $1,316 for 2003)                                 13,222            15,586
   Corporate and development expenses (including depreciation and amortization
     of $7,809 for 2004 and $8,070 for 2003)                                            15,735            15,921
   Other operating expenses                                                             23,064            18,475
                                                                                     ---------          --------
     Loss from operations                                                             (448,816)           (7,537)
Interest expense                                                                       (77,518)          (72,165)
Interest income                                                                            651               317
Other nonoperating income (loss), net                                                   (2,640)            2,527
                                                                                     ---------          --------
      Loss before equity in affiliates, income taxes, discontinued operations,
        and cumulative effect of consolidating variable interest entities            (528,323)          (76,858)
Equity in losses of affiliates                                                               -           (2,902)
Net benefit for income taxes                                                                 -             1,768
                                                                                     ---------          --------
      Loss before discontinued operations and cumulative effect of
        consolidating variable interest entities                                      (528,323)          (77,992)
Discontinued operations:
  Income from discontinued operations (including net gain on disposal of $5,209
    and net of income tax expense of $1,754 in 2003)                                         -             2,862
                                                                                     ---------          --------
      Loss before cumulative effect of consolidating variable interest entities      (528,323)          (75,130)
Cumulative effect of consolidating variable interest entities                          (2,127)                 -
                                                                                     ---------          --------
     Net loss                                                                        $(530,450)         $(75,130)
                                                                                     =========          ========

     Comprehensive loss                                                              $(530,450)         $(75,130)
                                                                                     =========          ========
Basic and diluted per common share amounts:
  Loss from continuing operations, including $1,921 and $13,486, respectively,
    representing preferred stock dividends, deemed dividends, and accretion          $ (90.61)          $ (16.09)
  Discontinued operations                                                                    -               .50
   Cumulative effect of consolidating variable interest entities                          (.37)                -
                                                                                     ---------          --------
   Net loss applicable to common shares                                              $  (90.98)         $ (15.59)
                                                                                     =========          ========
   Weighted average number of common shares outstanding                                  5,852             5,686
                                                                                     =========          ========



                                      See accompanying notes to consolidated financial statements



                                          Pegasus Communications Corporation
                                    Condensed Consolidated Statements of Cash Flows

                                                    (In thousands)
                                                        (unaudited)
                                                                            Six Months Ended June 30,
                                                                              2004             2003
                                                                           ----------       ---------
Net cash provided by operating activities                                   $   964          $ 9,366
                                                                            -------          -------

Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                          (4,436)          (9,511)
   Other capital expenditures                                                (1,395)          (1,087)
   Proceeds from sale of broadcast station                                        -           21,593
   Purchases of intangible assets                                            (4,322)            (121)
   Other                                                                        319              224
                                                                            -------          -------
Net cash provided by (used for) investing activities                         (9,834)          11,098
                                                                            -------          -------

Cash flows from financing activities:
   Repayments of term loan facilities                                          (750)          (1,691)
   Repayments of other long term debt                                           (81)          (2,309)
   Borrowings on revolving credit facility                                   18,000                -
   Purchases of common stock                                                 (1,092)          (3,688)
   Restricted cash                                                           (5,215)           1,841
   Debt financing costs                                                      (2,154)          (2,840)
   Other                                                                       (636)             (84)
                                                                            -------          -------
Net cash provided by (used for) financing activities                          8,072           (8,771)
                                                                            -------          -------

Net increase (decrease) in cash and cash equivalents                           (798)          11,693
Net decrease in cash and cash equivalents - reclassification of
    Pegasus Satellite Communications, Inc. to the cost method               (22,451)               -
Cash and cash equivalents, beginning of year                                 82,921           59,814
                                                                            -------          -------
Cash and cash equivalents, end of period                                    $59,672          $71,507
                                                                            =======          =======




                                      See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        8


1.   General

         All references to "we," "us," and "our" refer to Pegasus Communications Corporation, together with its direct and indirect consolidated subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. "Pegasus Development" and "Pegasus Real Estate" refer to Pegasus Development Corporation and Pegasus Real Estate Company, respectively, wholly owned subsidiaries of Pegasus Communications. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., a wholly owned, deconsolidated subsidiary of Pegasus Communications. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite Communications, Inc. Other terms used are defined as necessary where they first appear.

         The unaudited financial statements herein include the accounts of Pegasus Communications and certain of its subsidiaries on a consolidated basis. As discussed below, on June 2, 2004 ("Filing Date"), Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court, District of Maine ("Bankruptcy Court"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the Filing Date. Subsequent to the Filing Date, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. As of the Filing Date, our negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and we no longer record earnings or losses from Pegasus Satellite's operations subsequent to the Filing Date. When Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting and ultimate disposition of our negative investment in Pegasus Satellite will be determined based on the terms of the reorganization plan. See discussion under "Proceedings Under Chapter 11 of the Bankruptcy Code" below.

         All intercompany transactions and balances with consolidated subsidiaries have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and comprehensive loss and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes. We restated our consolidated financial statements for the three and six months ended June 30, 2003. See Note 14.

Deconsolidation of Pegasus Satellite

         On June 2, 2004, Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Chapter 11 filing, the operations of these entities are subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite is restricted. Since Pegasus Satellite's results are no longer consolidated and we believe that it is not probable that we will be obligated to fund any post-petition losses of Pegasus Satellite, any adjustments reflected in Pegasus Satellite's financial statements subsequent to the Filing Date relating to the recoverability and classification of recorded asset amounts,

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                       23


classification of liabilities, or adjustments made for loss contingencies and other matters are not expected to affect Pegasus Communications' results of operations. When Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting and ultimate disposition of our negative investment in Pegasus Satellite will be determined based on the terms of the reorganization plan.

         Prior to the deconsolidation of Pegasus Satellite, we had investments in Pegasus Satellite's common stock and its cumulative exchangeable 12-3/4% preferred stock, as well as a note receivable from Pegasus Satellite. As of the deconsolidation, we aggregated these investments in the $412.7 million negative investment in Pegasus Satellite.

         The following information presents our results of operations excluding Pegasus Satellite for the periods presented (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of results of operations of Pegasus Communications on a basis that excludes the results of operations of Pegasus Satellite for the periods presented):

(in thousands)                                       Three months ended            Six months ended
                                                          June 30,                     June 30,
                                                    2004           2003           2004         2003
                                                 ----------      ---------     ---------    ---------
Net revenues                                      $    229        $   213       $    486     $    448
Costs of other operations                            1,008            226          1,759          452
Corporate and development expenses                     738            580          1,692        1,238
Corporate depreciation and amortization              3,802          3,881          7,614        7,783
Other operating expenses, net                        7,033          2,202          7,596        3,895
                                                  --------        -------       --------     --------
Loss from operations                               (12,352)        (6,676)       (18,175)     (12,920)
Interest expense                                      (196)          (195)          (447)        (390)
Interest income                                        164            103            308          190
Other nonoperating expenses, net                    (2,635)             -         (2,635)           -
Equity in earnings (losses) of affiliates                -            220              -       (2,902)
                                                  --------        -------       --------     --------
Net loss                                          $(15,019)       $(6,548)      $(20,949)    $(16,022)
                                                  ========        =======       ========     ========
Net loss applicable to common shares              $  (3.03)       $ (1.75)      $  (3.91)    $  (3.96)


Proceedings Under Chapter 11 of the Bankruptcy Code

         On June 2, 2004, Pegasus Satellite Television, Inc. and certain of its affiliates received notices from the National Rural Telecommunications Cooperative ("NRTC") purporting to terminate their exclusive distribution agreements with the NRTC, which provide their exclusive rights to distribute DIRECTV services in specified rural territories in the United States, and from DIRECTV, Inc., purporting to terminate the Revised Seamless Consumer Program effective as of August 31, 2004. Pegasus Satellite Television, Inc. and its affiliates also received a related cash offer from DIRECTV, Inc. on June 2, 2004 to purchase the assets of Pegasus Satellite. Information regarding the notices and offer is more fully set forth in the Form 8-K filed June 3, 2004 by Pegasus Communications.

         Also on June 2, 2004, DIRECTV, Inc. filed a two-count complaint against Pegasus Communications, Pegasus Satellite, Golden Sky Systems, Inc., Pegasus Media, and Pegasus Satellite Television, Inc. in the United States District Court, Central District of California. The first count is for federal trademark infringement based on any use of the DIRECTV brand name after August 31, 2004, the expiration of a 90-day license agreement that DIRECTV granted to the NRTC to use the DIRECTV name as part of the purported termination of the agreements described above. The second claim is for breach of contract and is based upon an alleged failure of the defendants to fulfill their "best efforts" obligations under Pegasus Satellite Television, Inc.'s and its affiliates' agreements with the NRTC.

         In addition, on June 2, 2004, Pegasus Communications announced that certain of its direct and indirect subsidiaries had filed a voluntary petition for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine. These subsidiaries include Pegasus Satellite Television, Inc., Pegasus Satellite, Pegasus Media, Argos Support Services Company, Bride Communications, Inc., B.T. Satellite, Inc., Carr Rural TV, Inc., DBS Tele-Venture, Inc., Digital Television Services of Indiana, LLC, DTS Management, LLC, Golden Sky DBS, Inc., Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Henry County MRTV, Inc., HMW, Inc., Pegasus Broadcast Associates, L.P., Pegasus Broadcast Television, Inc., Pegasus Broadcast Towers, Inc., Pegasus Satellite Television of Illinois, Inc., Portland Broadcasting, Inc., Primewatch, Inc., PST Holdings, Inc., South Plains DBS, L.P., Telecast of Florida, Inc., WDSI License Corp., WILF, Inc., WOLF License Corp., and WTLH License Corp (collectively referred to herein as the "Debtors"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite.

         As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization for 120 days following the June 2, 2004 filing date. If the Debtors fail to file a plan of reorganization during such exclusive period or any extension thereof, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan(s) of reorganization for the Debtors.

         A creditors committee representing the unsecured creditors of the Debtors has been appointed by the Bankruptcy Court, and in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committee has played an important role in the bankruptcy proceedings to date and the Debtors expect that the committee will play an important role in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committee's costs and expenses, including those of their counsel and advisors.

         After the Chapter 11 filing, the Debtors sought a determination from the Bankruptcy Court that DIRECTV had violated the Bankruptcy Code's automatic stay by (i) marketing to new subscribers and existing subscribers in the Debtors' territories, and (ii) allegedly soliciting those subscribers using the Debtors' subscriber information. In a bench decision rendered on June 10, 2004, and by order of the same date, the Bankruptcy Court held that certain, limited, action of DIRECTV violated the automatic stay with respect to DIRECTV's use of certain information contained in the subscriber information, but that DIRECTV's efforts to solicit customers in the Debtors' territories did not otherwise violate the automatic stay (the "June 10th Decision"). Although DIRECTV and the Debtors each disputed different portions of the June 10th Decision, neither of them appealed or otherwise sought reconsideration of the June 10th Decision.

         On June 14, 2004, the Debtors filed an adversary proceeding in the Bankruptcy Court (the "Adversary Proceeding") in which DIRECTV and the NRTC, among others, were named as defendants and in which the Debtors sought, inter alia, preliminary and permanent injunctive relief and damages. In particular, the Debtors requested, among other things, either specific performance of the exclusive distribution agreements with the NRTC (and reinstatement of the distribution agreement between DIRECTV and the NRTC, to the extent such reinstatement is necessary to permit the NRTC to perform under the exclusive distribution agreements), or damages from the NRTC and DIRECTV to compensate the Debtors for the full value of the terminated distribution agreements. Specifically, the Debtors asserted claims sounding in, inter alia, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, unjust enrichment, violations of the Sherman Act, breach of contract, breach of duty of good faith and fair dealing, common law franchise, intentional interference with contractual relations, intentional interference with performance of contractual relations, intentional interference with performance of prospective contractual relations, misappropriation of trade secrets, and fraudulent transfer.

         Concurrent with their initiation of the Adversary Proceeding, the Debtors also sought a temporary restraining order requesting the Bankruptcy Court to, among other things, restore the status quo as of the date of the termination of the distribution agreements between DIRECTV and the NRTC and the Trademark License Consumer Program and to prevent the scheduled termination of the Member Agreements and the Revised Seamless Agreement from taking effect. In a bench decision rendered on June 21, 2004, and by order dated June 21, 2004, the Bankruptcy Court denied the Debtors' request for a temporary restraining order finding that the Debtors had not demonstrated a probability of success on the merits of the underlying causes of action ("June 21 Order"). After the Debtors accepted the Bankruptcy Court's offer to convert the temporary restraining order ruling into a ruling on a preliminary injunction, the Bankruptcy Court entered the Injunction Order denying the Debtors' request for a preliminary injunction for the same reasons. On July 6, 2004, the Debtors filed a notice of appeal from the Injunction Order (the "Appeal") with the United States District Court for the District of Maine (the "District Court"). On July 9, 2004, expedited briefing was ordered in connection with the Appeal. DIRECTV and the NRTC have filed a motion with the District Court to dismiss the Debtors' Appeal on jurisdictional grounds. No trial has been scheduled in the Adversary Proceeding and, in light of the Bankruptcy Court's scheduling order entered in the Adversary Proceeding, one will not take place until after August 31, 2004.

         Substantive settlement discussions with DIRECTV and the creditors committee commenced in early July 2004, and on July 30, 2004, Pegasus Satellite Television, Inc. and certain of its affiliates entered into an agreement ("Asset Purchase Agreement") to sell to DIRECTV its direct broadcast satellite business for a purchase price of $937.7 million, including $875 million in cash and settlement of $62.7 million owed to DIRECTV as a result of the Seamless Marketing litigation verdict. The purchase price will be subject to certain working capital adjustments based on certain circumstances at the closing date, as specified in the Asset Purchase Agreement. Under the Asset Purchase Agreement, DIRECTV will acquire certain direct broadcast satellite business assets and assume certain direct broadcast satellite business liabilities of Pegasus Satellite. Pegasus Satellite Television, Inc. and DIRECTV also entered into a cooperation agreement (the "Cooperation Agreement") to ensure an efficient transfer of Pegasus Satellite's direct broadcast satellite business to DIRECTV pursuant to the Asset Purchase Agreement. The Cooperation Agreement prescribes (i) the manner in which the Debtors will cooperate and assist with the transition of subscribers to DIRECTV, (ii) the undertaking of DIRECTV to reimburse certain costs incurred by the Debtors in connection with the transition, and (iii) the terms under which DIRECTV will provide DBS services to the Debtors after August 31, 2004, if necessary, in the event that there is no closing of the sale by that date.

         Also on July 30, 2004, Pegasus Satellite, Pegasus Communications, DIRECTV, the NRTC, and the creditors committee entered into an agreement (the "Global Settlement Agreement"). In the Global Settlement Agreement, Pegasus Satellite, DIRECTV, and the NRTC agree to dismiss all litigation between and among them with prejudice, stay all pending litigation (including the Adversary Proceeding discussed above), and agree not to commence any new litigation in order to facilitate the sale of Pegasus Satellite's direct broadcast satellite business to DIRECTV. In addition, Pegasus Communications agrees to release all claims against DIRECTV and the NRTC related to the Debtors' direct broadcast satellite business. The Global Settlement Agreement does not affect the patent infringement lawsuit that Pegasus

Development, a non-Debtor, and Personalized Media Communications, LLC have brought against DIRECTV. See Note 13 of the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for a discussion of this lawsuit. In consideration for Pegasus Communications agreeing to provide the releases described above and agreeing to release its claims against the Debtors for certain amounts owed by the Debtors to Pegasus Communications, the Debtors agreed to release certain claims that the Debtors may have against Pegasus Communications and various related parties, including potential preference and fraudulent transfer avoidance claims.

         Pursuant to a letter agreement (the "Letter Agreement") dated July 30, 2004, entered into by and among Pegasus Communications, the creditors committee and members of the creditors committee, the parties agreed to take all actions necessary to support the Global Settlement Agreement and the transactions contemplated thereby. The agreement also provided that Pegasus Communications could acquire all of the Debtors' broadcast television assets for $75 million in cash, subject to higher and better offers received from third parties pursuant to certain auction procedures described in the agreement and subject to Bankruptcy Court approval. It is anticipated that a hearing to approve the sale could be held in late October 2004.

         The transactions contemplated by the Asset Purchase Agreement, the Cooperation Agreement, the Global Settlement Agreement, and the Letter Agreement are subject to the approval of the Bankruptcy Court and various governmental approvals. A hearing with the Bankruptcy Court has been scheduled for August 25, 2004 to approve the previously referenced agreements. There can be no assurance that such approvals will be obtained.

         The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate Pegasus Communications with the Debtors would be without merit. However, it is possible that the Debtors' creditors may attempt to advance such claims or other claims under piercing the corporate veil, alter ego, control person, or related theories in the Debtors' bankruptcy proceeding. If the Bankruptcy Court were to allow substantive consolidation of Pegasus Communications and the Debtors, or if another court were to allow other related claims against Pegasus Communications, it could have a material adverse effect on Pegasus Communications. If the Bankruptcy Court approves the transactions contemplated by the various agreements entered into on July 30, 2004 referenced above, the releases entered into by the creditors committee and members of the committee would eliminate the risk of substantive consolidation and any potential claims that could be made against Pegasus Communications by the Debtors.

         We believe the ultimate resolution of the Debtors' financial difficulties will not affect Pegasus Communications' ability to continue as a going concern. Pegasus Communications is not dependent on cash flows from the Debtors, nor do we believe that Pegasus Communications is contingently liable to creditors or preferred stockholders of the Debtors. We believe that our available resources will be sufficient to fund our operating, investing, and financing requirements.

Impairment of Direct Broadcast Satellite Rights and Other Direct Broadcast Satellite Assets

         As a result of the NRTC's June 2, 2004 purported termination of the exclusive rights of Pegasus Satellite Television, Inc. and certain of its affiliates to distribute DIRECTV services in specified rural territories in the United States effective August 31, 2004, we performed an analysis of our direct broadcast satellite rights and other direct broadcast satellite assets to determine whether any impairment had occurred. In light of the June 21 Order, we determined that the carrying amount of the asset group exceeded the asset group's estimated, probability-weighted, undiscounted cash flows as of June 2, 2004. Accordingly, Pegasus Satellite recorded an impairment charge of $429.6 million prior to its deconsolidation from Pegasus Communications.

Financial Information of Pegasus Satellite

         The following condensed consolidated financial statements of Pegasus Satellite have been prepared in conformity with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which requires that liabilities subject to compromise by the Bankruptcy Court be segregated from liabilities not subject to compromise, and that all transactions directly associated with the reorganization be identified. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in the Debtors' condensed consolidated financial statements.

         The financial information is also prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Since Pegasus Satellite's results will no longer be consolidated with our results, and we believe it is not probable that we will be obligated to fund any post-petition losses of Pegasus Satellite under principles of consolidation, the material uncertainties related to the Debtors are not expected to impact our income or loss from operations.


                             Pegasus Satellite Communications, Inc.
                                     (Debtor-in-Possession)
                             Condensed Consolidated Balance Sheets

(unaudited, in thousands)                                   June 30,           December 31,
                                                              2004                  2003
                                                          ------------         ------------
Current assets                                             $  190,908           $  145,106
Property and equipment, net                                    49,320               68,417
Intangible assets, net                                        974,572            1,449,016
Other noncurrent assets                                       147,496              151,343
                                                           -----------          ----------
          Total assets                                     $1,362,296           $1,813,882
                                                           ===========          ==========

Liabilities not subject to compromise:
     Current liabilities                                   $   69,099           $  171,274
     Long-term debt                                           502,602            1,376,854
     Other noncurrent liabilities                              48,181              319,991
Liabilities subject to compromise (1)                       1,083,248                    -
Minority interest                                                 859                  452
Redeemable preferred stock                                    243,486                    -
Stockholder's deficit                                        (585,179)             (54,689)
                                                           ----------           ----------
          Total liabilities and stockholder's deficit      $1,362,296           $1,813,882
                                                           ==========           ==========

(1) Liabilities subject to compromise consist of the following (in thousands):

            Unsecured debt and interest                       $  962,537
            Litigation verdict accrual                            62,719
            Accrued programming fees & commissions                55,203
            Accounts payable and accrued expenses                  2,789
                                                              ----------
                                                              $1,083,248
                                                              ==========

         Pegasus Satellite's balance sheet includes a $28.1 million note payable to us which is included in unsecured debt and interest in liabilities subject to compromise, $122.0 million of redeemable preferred stock owned by us, and $9.9 million of Pegasus Satellite's ownership of our Class A common stock included in other noncurrent assets.

                                         Pegasus Satellite Communications, Inc.
                                                 (Debtor-in-Possession)
                                     Condensed Consolidated Statements of Operations

(unaudited, in thousands)                                 Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                        2004         2003          2004        2003
                                                      ---------    ---------    ---------    --------
Net revenues                                          $ 208,721    $213,964     $ 413,842    $426,794
Operating expenses, excluding litigation
   judgment, impairment of direct broadcast
   satellite rights, and reorganization items           190,272     209,352       393,169     421,924
Litigation judgment                                       4,719           -        22,045           -
Impairment of direct broadcast satellite assets         429,638           -       429,638           -
Reorganization items                                     14,614           -        14,614           -
                                                      ---------    --------     ---------    --------
Income (loss) from operations                          (430,522)      4,612      (445,624)      4,870
Interest and other expense, net                         (39,480)    (35,588)      (89,497)    (72,072)
Net benefit for income taxes                                  -         763             -       1,656
Income (loss) from discontinued operations                    -      (1,592)            -       2,862
Cumulative effect of consolidating variable
   interest entities                                          -           -        (2,127)          -
                                                      ---------    --------     ---------    --------
Net loss                                              $(470,002)   $(31,805)    $(537,248)   $(62,684)
                                                      =========    ========     =========    ========

         Reorganization items are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional and other fees directly related to the bankruptcy proceedings, loss accruals or gains or losses resulting from reorganization activities, and interest earned on cash accumulated by the Debtors as a result of the non-payment of pre-petition liabilities.

         Reorganization items were as follows for the period from the Filing Date through June 30, 2004:

            Legal services                                                          $ 4,236
            Financial advisory services                                               1,330
            Accelerated amortization of certain deferred financing costs (1)          8,692
            Other                                                                       356
                                                                                    -------
                                                                                    $14,614
                                                                                    =======

(1) As required by SOP 90-7, the Debtors' pre-petition debt that is subject to compromise was adjusted to the allowed amount. Accordingly, the Debtors accelerated the amortization of debt related premiums, discounts, and issuance costs and recorded a net expense of approximately $8.7 million in reorganization items in June 2004.

         We continue to provide certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors compensate us for such services based on our actual cost to provide the services, which cost is allocated based on a methodology specified in a Support Services Agreement approved by the Bankruptcy Court. For the period from June 3, 2004 through June 30, 2004 these services aggregated $4.8 million.

         As a result of the bankruptcy filings and related events, there can be no assurance that the carrying value of the Debtors' assets will be realized or that the Debtors' liabilities will be liquidated or settled for the amounts recorded, including the Debtors' liabilities to us.

Consolidation of Variable Interest Entities

         Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was originally issued by the FASB in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

         As discussed in our Form 10-Q for the quarterly period ended March 31, 2004, Pegasus Media initially consolidated the KB Prime Media Companies as a variable interest entity under FIN 46, resulting in a cumulative effect of a $2.1 million loss or $0.37 cents per share for the three months ended March 31, 2004. As a result of the bankruptcy filing of Pegasus Media and its subsequent deconsolidation from our financial statements, the results of operations of the KB Prime Media Companies are no longer included in our financial statements subsequent to the Filing Date.

         Also at March 31, 2004, we initially consolidated Pegasus PCS Partners, L.P. ("Pegasus PCS Partners") as a variable interest entity under FIN 46 and continue to include its financial results in our consolidated financial statements as of June 30, 2004.

         Pegasus PCS Partners, as a result of a series of investments in 2001, 2002, and 2003, holds senior preferred equity interests in PCH LLC. PCH LLC is controlled by affiliates of Marshall W. Pagon and Pegasus PCS Partners is not the primary beneficiary. Its principal assets are investments that had an approximate fair value of $19.2 million at June 30, 2004.

2.       Basis of Presentation

Property and equipment

         Property and equipment, net consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

                                                      June 30,      December 31,
                                                        2004            2003
                                                    ------------    ------------
Towers, antennas, and related equipment                  $  701         $ 7,630
Television broadcasting and production equipment             90          17,291
Equipment, furniture, and fixtures                        5,080          34,756
Direct broadcast satellite equipment capitalized              -          65,778
Building and improvements                                 9,691          25,495
Land                                                      5,500           6,036
Other                                                     1,467           3,559
                                                    ------------    -----------
                                                         22,529         160,545
Accumulated depreciation                                (4,805)        (76,843)
                                                    ------------    -----------
Property and equipment, net                            $ 17,724        $ 83,702
                                                    ============    ===========

Intangible Assets

         Intangible assets, net consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

                                                 June 30,     December 31,
                                                   2004           2003
                                               ----------     -----------
Assets subject to amortization:
    Cost:
       Direct broadcast satellite rights       $       -      $2,289,137
       Other                                     207,703         257,921
                                               ---------      ----------
                                                 207,703       2,547,058
                                               ---------      ----------
    Accumulated amortization:
       Direct broadcast satellite rights               -         862,903
       Other                                      58,037          89,020
                                               ---------      ----------
                                                  58,037         951,923
                                               ---------      ----------
Net assets subject to amortization               149,666       1,595,135
Assets not subject to amortization:
    Broadcast television licenses                    251          12,670
                                               ---------      ----------
Intangible assets, net                         $ 149,917      $1,607,805
                                               =========      ==========

Other Noncurrent Assets

         Pegasus PCS Partners, as a result of a series of investments in 2001, 2002, and 2003, holds senior preferred equity interests in PCH LLC. PCH LLC is controlled by affiliates of Marshall W. Pagon and Pegasus PCS Partners is not the primary beneficiary. Its principal assets are investments that had an approximate fair value of $19.2 million at June 30, 2004. At March 31, 2004, we initially consolidated Pegasus PCS Partners as a variable interest entity under FIN 46 and continue to include its financial results in our consolidated financial statements as of June 30, 2004. Noncurrent assets of $22.7 million at June 30, 2004 consisted primarily of our investment in Pegasus PCS Partners of $19.2 million, and $2.0 million of restricted cash.

Accrued Expenses

         Accrued expenses of $7.7 million at June 30, 2004 consisted primarily of $5.5 million of compensation, payroll taxes, and benefits expenses, as well as $1.6 million of professional fees.

Accounting for Stock Options

         We account for stock options and restricted stock issued using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for the net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                                            Three Months
                                                                                           Ended June 30,
                                                                                         2004           2003
                                                                                      ---------      ----------
                                                                                                     (restated -
                                                                                                    see Note 14)
Net loss, as reported                                                                 $(462,072)      $(36,687)
Add: stock based employee compensation expense, net of income tax, included in net
   loss, as reported                                                                      1,325          2,637
Deduct: stock based employee compensation expense, net of income tax, determined
   under fair value method                                                               (2,336)        (4,306)
                                                                                      ---------       --------
Net loss, pro forma                                                                   $(463,083)      $(38,356)
                                                                                      =========       ========
Basic and diluted per common share amounts (see Note 7):
Net loss applicable to common shares, as reported                                      $ (77.34)      $  (7.68)
Net loss applicable to common shares, pro forma                                        $ (77.51)      $  (7.97)


                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                         2004           2003
                                                                                      ---------      ----------
                                                                                                     (restated -
                                                                                                    see Note 14)
Net loss, as reported                                                                 $(530,450)      $(75,130)
Add: stock based employee compensation expense, net of income tax, included in net
   loss, as reported                                                                      3,542          2,637
Deduct: stock based employee compensation expense, net of income tax, determined
   under fair value method                                                               (5,535)         (5,355)
                                                                                      ---------       --------
Net loss, pro forma                                                                   $(532,443)      $(77,848)
                                                                                      =========       ========
Basic and diluted per common share amounts (see Note 7):
Net loss applicable to common shares, as reported                                     $  (90.98)      $ (15.59)
Net loss applicable to common shares, pro forma                                       $  (91.31)      $ (16.06)

3.       Redeemable Preferred Stocks

         The net decrease in the aggregate carrying amount from December 31, 2003 to June 30, 2004 was due in part to the issuance of 125,000 shares of 6-1/2% Series C convertible preferred stock ("Series C") with a par value of $12.5 million in January 2004 in exchange for all of the remaining 12,500 shares of our Series D junior convertible participating preferred stock ("Series D") with a par value of $12.5 million, partially offset by dividends of $3.2 million accrued during the period. No cash was transferred in the exchange. As of the date of the exchange, the Series D shares had accumulated dividends in arrears of $1.0 million. Dividends on Series C shares are in arrears, and the Series C shares exchanged were issued with dividends in arrears as of the date of the exchange of $1.6 million. The exchange was accounted for as a capital transaction involving equity securities and accordingly, no gain or loss was recognized. A discount of $4.9 million was recognized on the Series C shares issued in the exchange. Since redemption of Series C is uncertain, the discount is not accreted to the shares' carrying amount nor is it included for purposes of determining the preferred stock dividend requirement in per share computations. Accretion of the difference will commence when redemption of the series is known or becomes probable.

         The Series E junior convertible participating preferred stock ("Series E") also decreased due to two June 2004 conversions of 472 shares with a liquidation preference value of $472 thousand into 756 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $47 thousand. In July 2004, all of the remaining outstanding Series E shares were converted into shares of Class A common stock in three separate transactions. In these conversions, 2,500 shares with a liquidation preference value of $2.5 million were converted into 4,007 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $257 thousand. The conversions were in accordance with the terms of the Series E's certificate of designation.

         We also recorded dividends on Series C of $6.3 million, on Series D of $32 thousand, and on Series E of $56 thousand during the first six months of 2004. The change in the carrying amount of preferred stock for the six months ended June 30, 2004 was as follows (in thousands):

Dividends accrued on preferred stock                                   $ 6,393
Dividends in arrears on Series C issued in exchange                      1,609
Elimination of Series D accumulated dividends in exchange               (1,031)
Discount on Series C issued in exchange                                 (4,938)
Conversion of Series E to common stock                                    (472)
Elimination of Series E accumulated dividends in exchange                  (47)
                                                                      --------
                                                                       $ 1,514
                                                                      ========

         As permitted by the certificate of designation for the Series C, Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at June 30, 2004 was $27.1 million. The dividend of $3.2 million scheduled to be declared on July 31, 2004 was not declared. Dividends not declared accumulate in arrears until paid.

4.   Common Stock

         The number of shares of Pegasus Communications' Class A common stock at June 30, 2004 was 5,613,841 issued and 5,480,113 outstanding, and at December 31, 2003 was 5,443,497 issued and 4,761,393 outstanding. Shares outstanding as of June 30, 2004 exclude 97,500 shares held by Pegasus Development, our consolidated subsidiary, and 35,500 shares held by Pegasus PCS Partners, a consolidated variable interest entity. Shares outstanding at December 31, 2003 exclude 657,604 shares held by Pegasus Satellite Communications, Inc. and 24,500 shares held by Pegasus Development. The change in the number of shares outstanding during the six months ended June 30, 2004 was as follows:

Deconsolidation of Pegasus Satellite's ownership of Pegasus
     Communications' common stock                                      657,604
Shares issued for employee benefit and award plans                     169,458
Shares repurchased and held in treasury                                (73,000)
Shares surrendered for employee benefit and award plans                (36,228)
Shares issued upon conversion of preferred stock                           756
Shares issued upon exercise of stock options                               130
                                                                      --------
                                                                       718,720
                                                                      ========

         The aggregate amount paid for shares repurchased during the six months ended June 30, 2004 was $1.1 million. We have not made any purchases of our Class A common stock after June 30, 2004.

         No dividends were declared or paid for common stocks during the six months ended June 30, 2004. On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split which will be effected in the form of a stock dividend. See Note 15.

5.   Changes in Other Stockholders' Equity

         The change in other stockholders' equity from December 31, 2003 to June
30, 2004 consisted of (in thousands):

Net loss                                                                                   $(530,450)
Increase (decrease) to additional paid in capital for:
   Common stock issued                                                                         4,353
   Preferred stock dividends accrued                                                          (6,393)
   Deemed dividends associated with exchange of preferred stock                                6,081
   Exchange of preferred stock                                                                (1,720)
   Class A common stock held by variable interest entities classified as treasury stock       (2,259)
   Class B common stock held by variable interest entity classified as treasury stock           (208)
   Conversion and retirement of preferred stock                                                  472
   Repurchases of common stock                                                                (1,092)
   Other treasury stock transactions                                                            (973)
   Reclassification of Pegasus Satellite's holdings of Pegasus Communications' common
     stock                                                                                     9,885
                                                                                           ---------
                                                                                           $(522,304)
                                                                                           =========

6.   Long Term Debt

         Our debt outstanding at June 30, 2004 consists of a mortgage payable at Pegasus Real Estate.

         As discussed in Note 1, on June 2, 2004, the Debtors filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the Filing Date. However, subsequent to the Filing Date, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. As a result, Pegasus Satellite's long term debt is not included in Pegasus Communications' condensed consolidated balance sheet as of June 30, 2004.

7.   Per Common Share Amounts

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at June 30, 2004 was 2.5 million.

         In July 2004, 102,702 shares of Class A common stock were issued in cashless warrant exercises with two separate parties.

         Net loss available for common shares and results from continuing operations are adjusted for dividends and accretion on preferred stocks to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                  2004         2003         2004        2003
                                               ---------    --------    ---------     ---------
Net loss, as reported                          $(462,072)   $(36,687)   $(530,450)    $(75,130)
Accrued dividends                                  3,204       6,304        6,393       12,435
Accumulated dividends on Series C
   issued in exchange for Series D                     -           -        1,609            -
Deemed dividends                                       -           -       (6,081)           -
Accretion                                              -         526            -        1,051
                                               ---------    --------    ---------     --------
   Total accrued and deemed dividends              3,204       6,830        1,921      13,486
       on preferred stock dividends
                                               ---------    --------    ---------     --------
Net loss available for common shares           $(465,276)   $(43,517)   $(532,371)    $(88,616)
                                               =========    ========    =========     ========

         On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split which will be effected in the form of a stock dividend. See Note 15.

8.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      2004           2003
                                                                                   ---------       -------
Preferred stock dividends accrued and accretion                                      $6,393        $13,486
Common stock issued for employee benefits and awards                                  4,353          3,211
Net additional paid in capital from repurchase, exchange, and/or redemption of
   preferred stock                                                                        -            240

9.       Income Taxes

         Due to the deconsolidation of Pegasus Satellite and the fact that we now account for our negative investment in Pegasus Satellite of $412.7 million using the cost method, we recorded a deferred tax asset for the difference between the tax basis and book basis of our investment in Pegasus Satellite.

         We recorded income tax expense of $20 thousand in the second quarter of 2004 for state income taxes payable. In the three and six months ended June 30, 2004, we recorded increases of $180.8 million and $202.8 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at June 30, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at June 30, 2004 was $296.5 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended June 30, 2004 to virtually zero.

10.  Discontinued Operations

         In 2003, Pegasus Satellite completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and Pegasus Satellite recognized a net gain on the sales of $10.3 million, including a net gain of $4.9 million in the first six months of 2003. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss. Aggregate revenues and pretax income from discontinued operations were as follows:

(in thousands)                 Three Months
                                   Ended           Six Months Ended
                               June 30, 2003         June 30, 2003
                             ------------------    ------------------

Revenues                            $     380              $  1,533
Pretax income (loss)                   (2,567)                4,616

11.  Industry Segments

         For the three and six month period ended June 30, 2004, our only reportable segment was our direct broadcast satellite business, which was deconsolidated as of June 2, 2004. See Note 1. The financial results of Pegasus Satellite are presented in Note 1. The direct broadcast satellite business derived all of its revenues from external customers for each period presented. Identifiable total assets for the direct broadcast satellite business were approximately $1.2 billion at June 2, 2004 and $1.6 billion at December 31, 2003.

12.  Commitments and Contingent Liabilities

Proceedings Under Chapter 11 of the Bankruptcy Code

         See Note 1 for a detailed discussion of the proceedings under Chapter 11 of the Bankruptcy Code.

         The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate Pegasus Communications with the Debtors would be without merit. However, it is possible that the Debtors' creditors may attempt to advance such claims or other claims under piercing the corporate veil, alter ego, control person, or related theories in the Debtors' bankruptcy proceeding. If the Bankruptcy Court were to allow substantive consolidation of Pegasus Communications and the Debtors, or if another court were to allow other related claims against Pegasus Communications, it could have a material adverse effect on Pegasus Communications. If the Bankruptcy Court approves the transactions contemplated by the various agreements entered into on July 30, 2004 referenced in Note 1 under "Proceedings Under Chapter 11 of the Bankruptcy Code," the releases entered into by the creditors committee and members of the committee would eliminate the risk of substantive consolidation and any potential claims that could be made against Pegasus Communications by the Debtors.

         We believe the ultimate resolution of the Debtors' financial difficulties will not affect Pegasus Communications' ability to continue as a going concern. Pegasus Communications is not dependent on cash flows from the Debtors, nor do we believe that Pegasus Communications is contingently liable to creditors or preferred stockholders of the Debtors. We believe that our available resources will be sufficient to fund our operating, investing, and financing requirements.

Other Legal Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

13.  New Accounting Pronouncements

         In March 2004, the Emerging Issues Task Force ("EITF") finalized Issue 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, `Earnings Per Share'" ("EITF 03-06"). EITF 03-06 provides guidance for evaluating whether a security meets the definition of a participating security in FASB Statement 128. This guidance is applicable beginning in the second quarter of 2004. Our adoption of EITF 03-06 had no impact on our financial position and results of operations.

14. Restatement of Financial Statements

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the three and six months ended June 30, 2003 to properly reflect income taxes associated with continuing and discontinued operations. The effect of this restatement is summarized in the table below.

(in thousands)                                      Three months ended                 Six months ended
                                                       June 30, 2003                    June 30, 2003
                                                ----------------------------     -----------------------------
                                                     As                               As
                                                 Originally          As           Originally            As
                                                  Reported        Restated         Reported         Restated
                                                -------------    -----------     -------------    ------------

Net (expense) benefit for income taxes              $  (138)     $    795          $   (138)        $ 1,768
Loss before discontinued operations                 (36,028)      (35,095)          (79,898)        (77,992)
Income (loss) from discontinued
operations, net of income tax                        (2,567)       (1,592)            4,616           2,862
Net loss                                            (38,595)      (36,687)          (75,282)        (75,130)

         We will restate in the statements of operations in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of income tax expense (benefit) between continuing operations and discontinued operations. We will also restate in the unaudited quarterly financial information note to our financial statements in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of the full year income expense (benefit) among the quarters of each year, as well as the allocation of the quarterly income tax expense (benefit) for each year between continuing operations and discontinued operations. While the restatements of the unaudited quarterly financial information will result in changes in the amount of net loss by quarter, there will not be any change in the amount of net loss for the 2003 and 2002 annual periods. For the 2003 year, the total impact on the results of operations will be to decrease the loss from continuing operations and to decrease the income from discontinued operations by the same amount, resulting in no impact on net loss for the year. For the 2002 year, there will be no impact on net loss for the year. These restatements will not have any impact on total income tax benefit, financial position, or cash flows for the annual periods in which the changes take place.

         We intend to file within a reasonable period of time an amendment to our 2003 Form 10-K report with the Securities and Exchange Commission to reflect these changes.

15. Subsequent Event

         On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split of our common stock which will be effected in the form of a stock dividend for holders of record on August 19, 2004. The dividend will be distributed on August 26, 2004. As of August 5, 2004, we had 5,729,056 million shares of Class A common stock and 916,380 shares of Class B common stock outstanding, including 657,604 Class A shares held by Pegasus Satellite Communications, Inc., our unconsolidated subsidiary; 97,500 Class A shares held by Pegasus Development, our consolidated subsidiary; and 35,500 Class A and 7,236 Class B shares held by Pegasus PCS Partners, a consolidated variable interest entity.

         We are accounting for the stock dividend as a stock split; therefore, it will be recorded on the distribution date. Had the dividend been distributed prior to the issuance of our Form 10-Q, our restated historical loss per share would have been $38.67 and $45.49 for the three and six months ended June 30, 2004, respectively, and $3.84 and $7.79 for the three and six months ended June 30, 2003, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Communications that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this Report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, the resolution of the Chapter 11 bankruptcy proceedings of Pegasus Satellite and certain of its direct and indirect subsidiaries; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; the availability and terms of capital to fund the expansion of our businesses; and other factors mentioned in this report and in other reports filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein. We restated our consolidated financial statements for the three and six months ended June 30, 2003. See Note 14 of the Notes to Consolidated Financial Statements.

General

         All references to "we," "us," and "our" refer to Pegasus Communications Corporation, together with its direct and indirect consolidated subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. "Pegasus Development" and "Pegasus Real Estate" refer to Pegasus Development Corporation and Pegasus Real Estate Company, respectively, wholly owned subsidiaries of Pegasus Communications. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., a wholly owned, deconsolidated subsidiary of Pegasus Communications. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite Communications, Inc. Other terms used are defined as necessary where they first appear.

         The unaudited financial statements herein include the accounts of Pegasus Communications and certain of its subsidiaries on a consolidated basis. As discussed below, on June 2, 2004 ("Filing Date"),

Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court, District of Maine ("Bankruptcy Court"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the Filing Date. Subsequent to the Filing Date, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. As of the Filing Date, our negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and we no longer record earnings or losses from Pegasus Satellite's operations subsequent to the Filing Date. When Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting and ultimate disposition of our negative investment in Pegasus Satellite will be determined based on the terms of the reorganization plan. See discussion under "Proceedings Under Chapter 11 of the Bankruptcy Code" below.

Restatement of Financial Statements

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the three and six months ended June 30, 2003 to properly reflect income taxes associated with continuing and discontinued operations. The effect of this restatement is summarized in the table below.

(in thousands)                                      Three months ended              Six months ended
                                                       June 30, 2003                 June 30, 2003
                                                --------------------------     ---------------------------
                                                     As                             As
                                                 Originally         As          Originally         As
                                                  Reported       Restated        Reported      Restated
                                                -------------   ----------     -----------    ------------

Net (expense) benefit for income taxes            $  (138)       $   795         $  (138)        $ 1,768
Loss before discontinued operations               (36,028)       (35,095)        (79,898)        (77,992)
Income (loss) from discontinued
operations, net of income tax                      (2,567)        (1,592)          4,616           2,862
Net loss                                          (38,595)       (36,687)        (75,282)        (75,130)

         We will restate in the statements of operations in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of income tax expense (benefit) between continuing operations and discontinued operations. We will also restate in the unaudited quarterly financial information note to our financial statements in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of the full year income expense (benefit) among the quarters of each year, as well as the allocation of the quarterly income tax expense (benefit) for each year between continuing operations and discontinued operations. While the restatements of the unaudited quarterly financial information will result in changes in the amount of net loss by quarter, there will not be any change in the amount of net loss for the 2003 and 2002 annual periods. For the 2003 year, the total impact on the results of operations will be to decrease the loss from continuing operations and to decrease the income from discontinued operations by the same amount, resulting in no impact on net loss for the year. For the 2002 year, there will be no impact on net loss for the year. These restatements will not have any impact on total income tax benefit, financial position, or cash flows for the annual periods in which the changes take place.

         We intend to file within a reasonable period of time an amendment to our 2003 Form 10-K report with the Securities and Exchange Commission to reflect these changes.

Proceedings Under Chapter 11 of the Bankruptcy Code

         On June 2, 2004, Pegasus Satellite Television, Inc. and certain of its affiliates received notices from the National Rural Telecommunications Cooperative ("NRTC") purporting to terminate their exclusive distribution agreements with the NRTC, which provide their exclusive rights to distribute DIRECTV services in specified rural territories in the United States, and from DIRECTV, Inc., purporting to terminate the Revised Seamless Consumer Program effective as of August 31, 2004. Pegasus Satellite Television, Inc. and its affiliates also received a related cash offer from DIRECTV, Inc. on June 2, 2004 to purchase the assets of Pegasus Satellite. Information regarding the notices and offer is more fully set forth in the Form 8-K filed June 3, 2004 by Pegasus Communications.

         Also on June 2, 2004, DIRECTV, Inc. filed a two-count complaint against Pegasus Communications, Pegasus Satellite, Golden Sky Systems, Inc., Pegasus Media, and Pegasus Satellite Television, Inc. in the United States District Court, Central District of California. The first count is for federal trademark infringement based on any use of the DIRECTV brand name after August 31, 2004, the expiration of a 90-day license agreement that DIRECTV granted to the NRTC to use the DIRECTV name as part of the purported termination of the agreements described above. The second claim is for breach of contract and is based upon an alleged failure of the defendants to fulfill their "best efforts" obligations under Pegasus Satellite Television, Inc.'s agreements with the NRTC.

         In addition, on June 2, 2004, Pegasus Communications announced that certain of its direct and indirect subsidiaries had filed a voluntary petition for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine. These subsidiaries include Pegasus Satellite Television, Inc., Pegasus Satellite, Pegasus Media, Argos Support Services Company, Bride Communications, Inc., B.T. Satellite, Inc., Carr Rural TV, Inc., DBS Tele-Venture, Inc., Digital Television Services of Indiana, LLC, DTS Management, LLC, Golden Sky DBS, Inc., Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Henry County MRTV, Inc., HMW, Inc., Pegasus Broadcast Associates, L.P., Pegasus Broadcast Television, Inc., Pegasus Broadcast Towers, Inc., Pegasus Satellite Television of Illinois, Inc., Portland Broadcasting, Inc., Primewatch, Inc., PST Holdings, Inc., South Plains DBS, L.P., Telecast of Florida, Inc., WDSI License Corp., WILF, Inc., WOLF License Corp., and WTLH License Corp (collectively referred to herein as the "Debtors"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite.

         As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization for 120 days following the June 2, 2004 filing date. If the Debtors fail to file a plan of reorganization during such exclusive period or any extension thereof, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan(s) of reorganization for the Debtors.

         A creditors committee representing the unsecured creditors of the Debtors has been appointed by the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committee has played an important role in the bankruptcy proceedings to date and the Debtors expect that the committee will play an important role in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committee's costs and expenses, including those of their counsel and advisors.

         After the Chapter 11 filing, the Debtors sought a determination from the Bankruptcy Court that DIRECTV had violated the Bankruptcy Code's automatic stay by (i) marketing to new subscribers and existing subscribers in the Debtors' territories, and (ii) allegedly soliciting those subscribers using the

Debtors' subscriber information. In a bench decision rendered on June 10, 2004, and by order of the same date, the Bankruptcy Court held that certain, limited, action of DIRECTV violated the automatic stay with respect to DIRECTV's use of certain information contained in the subscriber information, but that DIRECTV's efforts to solicit customers in the Debtors' territories did not otherwise violate the automatic stay (the "June 10th Decision"). Although DIRECTV and the Debtors each disputed different portions of the June 10th Decision, neither of them appealed or otherwise sought reconsideration of the June 10th Decision.

         On June 14, 2004, the Debtors filed an adversary proceeding in the Bankruptcy Court (the "Adversary Proceeding") in which DIRECTV and the NRTC, among others, were named as defendants and in which the Debtors sought, inter alia, preliminary and permanent injunctive relief and damages. In particular, the Debtors requested, among other things, either specific performance of the exclusive distribution agreements with the NRTC (and reinstatement of the distribution agreement between DIRECTV and the NRTC, to the extent such reinstatement is necessary to permit the NRTC to perform under the exclusive distribution agreements), or damages from the NRTC and DIRECTV to compensate the Debtors for the full value of the terminated distribution agreements. Specifically, the Debtors asserted claims sounding in, inter alia, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, unjust enrichment, violations of the Sherman Act, breach of contract, breach of duty of good faith and fair dealing, common law franchise, intentional interference with contractual relations, intentional interference with performance of contractual relations, intentional interference with performance of prospective contractual relations, misappropriation of trade secrets, and fraudulent transfer.

         Concurrent with their initiation of the Adversary Proceeding, the Debtors also sought a temporary restraining order requesting the Bankruptcy Court to, among other things, restore the status quo as of the date of the termination of the distribution agreements between DIRECTV and the NRTC and the Trademark License Consumer Program and to prevent the scheduled termination of the Member Agreements and the Revised Seamless Agreement from taking effect. In a bench decision rendered on June 21, 2004, and by order dated June 21, 2004, the Bankruptcy Court denied the Debtors' request for a temporary restraining order finding that the Debtors had not demonstrated a probability of success on the merits of the underlying causes of action ("June 21 Order"). After the Debtors accepted the Bankruptcy Court's offer to convert the temporary restraining order ruling into a ruling on a preliminary injunction, the Bankruptcy Court entered the Injunction Order denying the Debtors' request for a preliminary injunction for the same reasons. On July 6, 2004, the Debtors filed a notice of appeal from the Injunction Order (the "Appeal") with the United States District Court for the District of Maine (the "District Court"). On July 9, 2004, expedited briefing was ordered in connection with the Appeal. DIRECTV and the NRTC have filed a motion with the District Court to dismiss the Debtors' Appeal on jurisdictional grounds. No trial has been scheduled in the Adversary Proceeding and, in light of the Bankruptcy Court's scheduling order entered in the Adversary Proceeding, one will not take place until after August 31, 2004.

         Substantive settlement discussions with DIRECTV and the creditors committee commenced in early July 2004, and on July 30, 2004, Pegasus Satellite Television, Inc. and certain of its affiliates entered into an agreement ("Asset Purchase Agreement") to sell to DIRECTV its direct broadcast satellite business for a purchase price of $937.7 million, including $875 million in cash and settlement of $62.7 million owed to DIRECTV as a result of the Seamless Marketing litigation verdict. The purchase price will be subject to certain working capital adjustments based on certain circumstances at the closing date, as specified in the Asset Purchase Agreement. Under the Asset Purchase Agreement, DIRECTV will acquire certain direct broadcast satellite business assets and assume certain direct broadcast satellite business liabilities of Pegasus Satellite. Pegasus Satellite Television, Inc. and DIRECTV also entered into a cooperation agreement (the "Cooperation Agreement") to ensure an efficient transfer of Pegasus Satellite's direct broadcast satellite business to DIRECTV, Inc. pursuant to the Asset Purchase Agreement. The Cooperation Agreement prescribes (i) the manner in which the Debtors will cooperate and assist with the transition of subscribers to DIRECTV, (ii) the undertaking of DIRECTV to reimburse certain costs incurred by the Debtors in connection with the transition, and (iii) the terms under which DIRECTV will provide DBS services to the Debtors after August 31, 2004, if necessary, in the event that there is no closing of the sale by that date.

         Also on July 30, 2004, Pegasus Satellite, Pegasus Communications, DIRECTV, the NRTC, and the creditors committee entered into an agreement (the "Global Settlement Agreement"). In the Global Settlement Agreement, Pegasus Satellite, DIRECTV, and the NRTC agree to dismiss all litigation between and among them with prejudice, stay all pending litigation (including the Adversary Proceeding discussed above), and agree not to commence any new litigation in order to facilitate the sale of Pegasus Satellite's direct broadcast satellite business to DIRECTV. In addition, Pegasus Communications agrees to release all claims against DIRECTV and the NRTC related to the Debtors' direct broadcast satellite business. The Global Settlement Agreement does not affect the patent infringement lawsuit that Pegasus Development, a non-Debtor, and Personalized Media Communications, LLC have brought against DIRECTV, Inc. Note 13 of the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for a discussion of this lawsuit. In consideration for Pegasus Communications agreeing to provide the releases described above and agreeing to release its claims against the Debtors for certain amounts owed by the Debtors to Pegasus Communications, the Debtors agreed to release certain claims that the Debtors may have against Pegasus Communications and various related parties, including potential preference and fraudulent transfer avoidance claims.

         Pursuant to a letter agreement (the "Letter Agreement") dated July 30, 2004, entered into by and among Pegasus Communications, the creditors committee and members of the creditors committee, the parties agreed to take all actions necessary to support the Global Settlement Agreement and the transactions contemplated thereby. The agreement also provided that Pegasus Communications could acquire all of the Debtors' broadcast television assets for $75 million in cash, subject to higher and better offers received from third parties pursuant to certain auction procedures described in the agreement and subject to Bankruptcy Court approval. It is anticipated that a hearing to approve the sale could be held in late October 2004.

         The transactions contemplated by the Asset Purchase Agreement, the Cooperation Agreement, the Global Settlement Agreement, and the Letter Agreement are subject to the approval of the Bankruptcy Court and various governmental approvals. A hearing with the Bankruptcy Court has been scheduled for August 25, 2004 to approve the previously referenced agreements. There can be no assurance that such approvals will be obtained.

         The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate Pegasus Communications with the Debtors would be without merit. However, it is possible that the Debtors' creditors may attempt to advance such claims or other claims under piercing the corporate veil, alter ego, control person, or related theories in the Debtors' bankruptcy proceeding. If the Bankruptcy Court were to allow substantive consolidation of Pegasus Communications and the Debtors, or if another court were to allow other related claims against Pegasus Communications, it could have a material adverse effect on Pegasus Communications. If the Bankruptcy Court approves the transactions contemplated by the various agreements entered into on July 30, 2004 referenced above, the releases entered into by the creditors committee and members of the committee would eliminate the risk of substantive consolidation and any potential claims that could be made against Pegasus Communications by the Debtors.

         We believe the ultimate resolution of the Debtors' financial difficulties will not affect Pegasus Communications' ability to continue as a going concern. Pegasus Communications is not dependent on cash flows from the Debtors, nor do we believe that Pegasus Communications is contingently liable to creditors or preferred stockholders of the Debtors. We believe that our available resources will be sufficient to fund our operating, investing, and financing requirements.

Consolidation of Variable Interest Entities

         Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was originally issued by the FASB in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

         As discussed in our Form 10-Q for the quarterly period ended March 31, 2004, Pegasus Media initially consolidated the KB Prime Media Companies as a variable interest entity under FIN 46, resulting in a cumulative effect of a $2.1 million loss or $0.37 cents per share for the three months ended March 31, 2004. As a result of the bankruptcy filing of Pegasus Media and its subsequent deconsolidation from our financial statements, the results of operations of the KB Prime Media Companies are no longer included in our financial statements subsequent to the Filing Date.

         Also at March 31, 2004, we initially consolidated Pegasus PCS Partners, L.P. ("Pegasus PCS Partners") as a variable interest entity under FIN 46 and continue to include its financial results in our consolidated financial statements as of June 30, 2004.

         Pegasus PCS Partners, as a result of a series of investments in 2001, 2002, and 2003, holds senior preferred equity interests in PCH LLC. PCH LLC is controlled by affiliates of Marshall W. Pagon and Pegasus PCS Partners is not the primary beneficiary. Its principal assets are investments that had an approximate fair value of $19.2 million at June 30, 2004.

Operations

         Pegasus Development holds two Ka band satellite licenses granted by the Federal Communications Commission ("FCC") and intellectual property rights licensed from Personalized Media Communications L.L.C. ("Personalized Media"). Pegasus Guard Band LLC ("Pegasus Guard Band") is a wholly owned subsidiary of Pegasus Communications and holds FCC licenses to provide terrestrial communications services in the 700 MHZ spectrum. Pegasus Rural Broadband LLC ("Pegasus Rural Broadband") is a wholly owned subsidiary of Pegasus Communications which provides broadband Internet access in rural areas. Pegasus Communications Management Company ("Pegasus Management") is a wholly owned subsidiary of Pegasus Communications and provides management services to Pegasus Communications and its subsidiaries, including Pegasus Satellite Communications, Inc. and its subsidiaries, Pegasus Development, Pegasus Guard Band, and Pegasus Rural Broadband.

Results of Operations

         Prior to the bankruptcy filing of the Debtors, the direct broadcast satellite business comprised a substantial portion of our revenues, operating results, and financial position. As a result of the deconsolidation of Pegasus Satellite, our results of operations have significantly changed. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the June 2, 2004 filing date. Subsequent to June 2, 2004, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. Our negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and we no longer record earnings or losses from Pegasus Satellite's operations subsequent to June 2, 2004.

         In the following discussion and analysis of our accompanying consolidated financial statements, we will discuss the results of operations for Pegasus Satellite shown in our Consolidated Statements of Operations for the two and five months ended June 2, 2004 compared to the three and six months ended June 30, 2003. We will then discuss the results of operations for Pegasus Communications excluding Pegasus Satellite for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

Pegasus Satellite's Results of Operations

Direct Broadcast Satellite

         The results of operations of Pegasus Satellite are included in the accompanying condensed consolidated income statements through June 2, 2004. All discussions of results of operations are for the two and five month periods ended June 2, 2004 compared to the three and six month periods ended June 30, 2003. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the proceedings under Chapter 11 of the Bankruptcy Code and the transactions contemplated by the Asset Purchase Agreement, the Cooperation Agreement, the Global Settlement Agreement, and the Letter Agreement.

Subscribers:

         Pegasus Satellite had 1,085,239 subscribers at June 2, 2004, a net decrease of 69,862 from the number of subscribers at December 31, 2003. The average number of subscribers outstanding during the two and five months ended June 2, 2004 was 1,099,806 and 1,120,224, respectively, and 1,254,436 and
1,273,926 during the three and six months ended June 30, 2003, respectively. Gross subscriber additions were 18,693 and 45,594 for the two and five months ended June 2, 2004, respectively, and 31,577 and 70,567 for the three and six months ended June 30, 2003, respectively. In addition to the effects of Pegasus Satellite's "Quality First" strategy on the number of Pegasus Satellite's subscribers, other reasons for the decrease in subscribers include a significant competitive disadvantage that Pegasus Satellite experiences in a large number of Pegasus Satellite's territories in which EchoStar provides local channels but DIRECTV, Inc. does not; competition from EchoStar other than with respect to local channels; and competition from digital cable providers.

         Despite the decrease in subscribers of 69,862 from December 31, 2003 to June 2, 2004, and the decrease in average subscribers for the five months ended June 2, 2004 versus average subscribers in the first six months of 2003, Pegasus Satellite's continued focus on Pegasus Satellite's "Quality First" strategy has contributed to a $6.10 increase in average monthly revenue generated per subscriber ("ARPU"), which grew to $59.92 at June 2, 2004 from $53.82 at June 30, 2003 (see below for detailed discussion). This strategy has also resulted in direct broadcast satellite operating profit (loss) before depreciation and amortization, as adjusted for the litigation verdict and the impairment of direct broadcast satellite assets, of $53.8 million and $111.5 million in the two and five months ended June 2, 2004, respectively, compared to $56.7 million and $109.3 million for the three and six months ended June 30, 2003, respectively. Pegasus Satellite's direct broadcast satellite operating profit (loss) before depreciation and amortization, as adjusted for the litigation verdict, as a percent of revenue has also improved to 39.1% from 27.6% for the two months ended June 2, 2004 and the three months ended June 30, 2003, respectively, and to 33.2% from 26.6% for the five months ended June 2, 2004 and the six months ended June 30, 2003, respectively.

Revenues:

         For the two months ended June 2, 2004, revenues decreased $68.1 million to $137.7 million compared to $205.8 million for the three months ended June 30, 2003. For the five months ended June 2, 2004, revenues decreased $75.7 million to $335.6 million compared to $411.4 million for the six months ended June 30, 2003. These decreases were primarily due to the impact of comparing two months of revenues versus three months and five months of revenues versus six months, respectively. For the second quarter, the decreases in recurring subscription revenue from Pegasus Satellite's core, a la carte, and premium package offerings were $55.9 million, from pay per view revenues were $4.9 million, and from other revenues were $7.3 million. For the year to date periods, the decreases in recurring subscription revenue from Pegasus Satellite's core, a la carte, and premium package offerings were $62.4 million, from pay per view revenues were $7.2 million, and from other revenues were $6.1 million. The decrease from Pegasus Satellite's core, a la carte, and premium package offerings is primarily due to the impact of comparing two months of revenues versus three months and five months of revenues versus six months, respectively, as well as to the net reduction in total subscribers described above, partially offset by increased ARPU as discussed above.

 Direct Operating Expenses:

         For the two months ended June 2, 2004, programming expense decreased $43.7 million to $48.8 million compared to $92.5 million for the three months ended June 30, 2003. For the five months ended June 2, 2004, programming expense decreased $47.1 million to $138.6 million compared to $185.7 million for the six months ended June 30, 2003. These decreases were primarily due to the impact of comparing two months of direct operating expenses versus three months and five months of direct operating expenses versus six months, respectively. For the two months ended June 2, 2004 compared to the three months ended June 30, 2003, the decreases in the cost of programming from Pegasus Satellite's core, a la carte, and premium package offerings were $30.8 million, and from pay per view programming expense were $2.2 million. For the five months ended June 2, 2004 compared to the six months ended June 30, 2003, the decreases in the cost of programming from Pegasus Satellite's core, a la carte, and premium package offerings were $33.4 million, and from pay per view programming expense were $3.2 million. The decreases from Pegasus Satellite's core, a la carte, and premium package offerings is primarily due to the impact of comparing two months of activity versus three months, and five months of activity versus six months, respectively, as well as savings from the net reduction in total subscribers described above. These decreases were partially offset by increases of $1.9 million and $4.3 million for the two and five months ended June 2, 2004 compared to the three and six months ended June 30, 2003, respectively, in certain per subscriber programming costs charged to Pegasus Satellite by the NRTC effective January 2004. Pegasus Satellite's programming expenses also decreased as a result of Pegasus Satellite's estimate of patronage to be received from the NRTC being $11.3 million and $10.7 million more in the two and five months ended June 2, 2004 compared to the three and six months ended June 30, 2004, respectively. The current year amounts include a $7.3 million adjustment to our estimates of patronage to be received for the fiscal year 2003. The NRTC patronage is recorded as a reduction to programming expense.

         For the two months ended June 2, 2004, other subscriber related expenses decreased $14.6 million to $26.0 million compared to $40.6 million for the three months ended June 30, 2003. For the five months ended June 2, 2004, other subscriber related expenses decreased $22.5 million to $62.7 million compared to $85.2 million for the six months ended June 30, 2003. For the two months ended June 2, 2004 compared to the three months ended June 30, 2003, customer care costs decreased $5.2 million; infrastructure, billing, and royalty fees expenses decreased $10.4 million; and bad debt expense decreased $1.2 million. For the five months ended June 2, 2004 compared to the six months ended June 30, 2003, customer care costs decreased $8.1 million; infrastructure, billing, and royalty fees expenses decreased $14.3 million; and bad debt expense decreased $2.2 million. These decreases were primarily due to the impact of comparing two months of other subscriber related expenses versus three months and five months of other subscriber related expenses versus six months, respectively. In addition, the decreases in customer care costs were primarily the result of renegotiated rates for outsourced customer care services and reduced call volume due to a smaller subscriber base; the decreases in infrastructure, billing, and royalty fees expenses were primarily the result of the net reduction in total subscribers previously discussed and decreases in certain per subscriber and per receiver infrastructure costs charged to Pegasus Satellite by the NRTC effective January 2004; and the reductions in bad debt expense were primarily the result of Pegasus Satellite's continued focus on improving the quality of its subscriber base.

Other Operating Expenses:

         Subscriber acquisition costs are incurred when Pegasus Satellite enrolls new subscribers to its DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers, equipment related subsidies paid to distributors and applicable costs incurred by Pegasus Satellite, installation costs and related subsidies paid to dealers, dealer commissions, advertising and marketing costs, and selling costs. Pegasus Satellite's subscriber acquisition costs may be expensed, deferred, or capitalized, as explained below.

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

         Certain subscriber acquisition costs are capitalized or deferred. Under certain of its subscription plans for DIRECTV programming, Pegasus Satellite takes title to equipment provided to subscribers. Applicable costs and subsidies related to this equipment are capitalized as fixed assets and depreciated over their estimated useful lives of three years and charged to depreciation expense. Pegasus Satellite also has subscription plans for its DIRECTV programming that contain minimum service commitment periods. These plans have early termination fees for subscribers should service be terminated by subscribers before the end of the commitment period. Direct and incremental subscriber acquisition costs associated with these plans, consisting of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions, are deferred in the aggregate not to exceed the amounts of applicable termination fees. These costs are amortized over the minimum service commitment period of 12 months and charged to amortization expense. Direct and incremental subscriber acquisition costs deferred are less than the contractual revenue from the plans over the commitment period. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statement of operations.

         Amounts associated with subscriber acquisition costs are contained in the following table (in thousands). For the 2004 periods, the two months ended June 2, 2004 consist of the period from April 1, 2004 through June 2, 2004, and the five months ended June 2, 2004 consist of the period from January 1, 2004 through June 2, 2004.

                                   Two Months           Three Months           Five Months           Six Months
                                      Ended                 Ended                 Ended                 Ended
                                  June 2, 2004          June 30, 2003         June 2, 2004          June 30, 2003
                                ------------------    ------------------    ------------------    ------------------
Gross subscriber acquisition costs:
Incurred                                  $ 8,900              $ 19,219              $ 22,313              $ 39,454
Capitalized                                 1,676                 4,684                 4,436                10,114
Deferred                                    2,144                 4,368                 5,433                10,569
                                ------------------    ------------------    ------------------    ------------------
Expensed:                                 $ 5,080              $ 10,167              $ 12,444              $ 18,771
                                ==================    ==================    ==================    ==================
   Promotions and                         $ 2,476               $ 3,595               $ 5,594               $ 6,473
       incentives
   Advertising and selling                  2,604                 6,572                 6,850                12,298
                                ------------------    ------------------    ------------------    ------------------
       Total expensed                     $ 5,080              $ 10,167              $ 12,444              $ 18,771
                                ==================    ==================    ==================    ==================
Amortization of amounts                   $ 2,785               $ 6,453               $ 7,528              $ 14,117
   deferred
Depreciation of amounts
   capitalized                              3,190                 4,388                 7,936                 8,758

         Gross subscriber acquisition costs for the two and five months ended June 2, 2004 compared to the three and six months ended June 30, 2003 decreased $10.3 million and $17.1 million, respectively, primarily due to the impact of comparing two months of gross subscriber acquisition costs versus three months and five months of gross subscriber acquisition costs versus six months, respectively, as well as to a lesser amount of gross subscriber additions in 2004 compared to 2003. Capitalized subscriber acquisition costs decreased as a result of an approximate 18,000 decrease in the number of receivers that Pegasus Satellite took title to that were delivered to new subscribers during the two months ended June 2, 2004 compared to the three months ended June 30, 2003, and an approximate 39,000 decrease in the number of receivers that Pegasus Satellite took title to that were delivered to new subscribers during the five months ended June 2, 2004 compared to the six months ended June 30, 2003. Deferred subscriber acquisition costs decreased as a result of an approximate 9,000 decrease in the number of gross subscriber additions for which certain direct and incremental subscriber acquisition costs were eligible for deferral during the two months ended June 2, 2004 compared to the three months ended June 30, 2003, and an approximate 25,000 decrease in the number of gross subscriber additions for which certain direct and incremental subscriber acquisition costs were eligible for deferral during the five months ended June 2, 2004 compared to the six months ended June 30, 2003.

         Based on the gross subscriber additions during the two months ended June 2, 2004 and the three months ended June 30, 2003, total subscriber acquisition costs per gross subscriber added were $476 and $609, respectively. Based on the gross subscriber additions during the first five months of 2004 and the first six months of 2003, total subscriber acquisition costs per gross subscriber added were $489 and $559, respectively. The decreases were primarily due to: (1) a decrease in advertising expenses of $52 and $28 per gross subscriber added for the two and five months ended June 2, 2004, respectively, versus the three and six months ended June 30, 2003, respectively; (2) lower aggregate dealer commission costs of $25 and $28 per gross subscriber added for the two and five months ended June 2, 2004, respectively, versus the three and six months ended June 30, 2003, respectively, primarily as a result of increased direct channel sales as a relative percent of total sales; (3) decreases of $30 and $18 per gross subscriber added for the two and five months ended June 2, 2004, respectively, versus the three and six months ended June 30, 2003, respectively, in equipment and installation subsidies, primarily as a result of the increased use of refurbished receivers;
(4) a decrease of $12 and $3 per gross subscriber added for the two and five months ended June 2, 2004, respectively, versus the three and six months ended June 30, 2003, respectively, for costs of promotional introductory campaigns that provide programming at discounted rates to new subscribers; and (5) a decrease of $13 and an increase of $6 per gross subscriber added in sales administration and other indirect subscriber acquisition costs for the two and five months ended June 2, 2004, respectively, of 2004 versus the three and six months ended June 30, 2003, respectively.

Litigation Verdict:

         On April 14, 2004, the jury returned a verdict in favor of DIRECTV, Inc. in the Seamless Marketing litigation. The jury's verdict awarded DIRECTV, Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims. Pegasus Satellite had previously accrued expenses of $35.2 million related to amounts billed and unpaid under the Seamless Marketing agreement in fiscal years 2000 and 2001. In the first quarter of 2004, as a result of the jury's award of $51.5 million and Pegasus Satellite's estimate of interest of $6.5 million, Pegasus Satellite increased this accrual by $22.8 million by recording $17.3 million as litigation verdict in the consolidated statements of operations and $5.5 million as property and equipment in the condensed consolidated balance sheet. The $5.5 million of property and equipment represents direct broadcast satellite receivers for which Pegasus Satellite retained title. In addition, Pegasus Satellite recorded $5.1 million of depreciation expense related to this property and equipment. On May 24, 2004, the Court entered judgment in the amount of $62.6 million, which included prejudgment interest through the date of the entry of the judgment. As a result, we recorded $4.7 million of additional litigation verdict expense prior to the deconsolidation of Pegasus Satellite on June 2, 2004, including $100 thousand of interest subsequent to the entry of the judgment.

General and Administrative:

         For the two months ended June 2, 2004, general and administrative expenses decreased $1.9 million to $4.0 million compared to $5.9 million for the three months ended June 30, 2003. For the five months ended June 2, 2004, general and administrative expenses decreased $1.9 million to $10.3 million compared to $12.3 million for the six months ended June 30, 2003. These decreases were primarily due to the impact of comparing two months of general and administrative expenses versus three months and five months of general and administrative expenses versus six months, respectively.

Impairment of Direct Broadcast Satellite Assets:

         As a result of the NRTC's June 2, 2004 purported termination of the exclusive rights of Pegasus Satellite Television, Inc. and certain of its affiliates to distribute DIRECTV services in specified rural territories in the United States effective August 31, 2004, we performed an analysis of our direct broadcast satellite rights and other direct broadcast satellite assets to determine whether any impairment had occurred. In light of the June 21 Order, we determined that the carrying amount of the asset group exceeded the asset group's estimated, probability-weighted, undiscounted cash flows as of June 2, 2004.

Accordingly, Pegasus Satellite recorded an impairment charge of $429.6 million prior to its deconsolidation from Pegasus Communications.

Depreciation and Amortization:

         For the two months ended June 2, 2004, depreciation and amortization decreased $15.0 million to $25.8 million compared to $40.8 million for the three months ended June 30, 2003. For the five months ended June 2, 2004, depreciation and amortization decreased $12.5 million to $70.3 million compared to $82.8 million for the six months ended June 30, 2003. These decreases were primarily due to the impact of comparing two months of depreciation and amortization versus three months and five months of depreciation and amortization versus six months, respectively, as well as decreased amortization of deferred subscriber acquisition costs in the current year as a result of a lesser number of subscribers for which certain direct and incremental subscriber acquisition costs were deferred and amortized during 2004, partially offset by incremental depreciation expense of $5.5 million recorded in the first five months of 2004 in connection with the litigation verdict as described above.

Broadcast Television and Other Operations:

         For the two months ended June 2, 2004, broadcast television and other expenses decreased $2.0 million to $5.8 million compared to $7.8 million for the three months ended June 30, 2003. For the five months ended June 2, 2004, broadcast television and other expenses decreased $2.4 million to $13.2 million compared to $15.6 million for the six months ended June 30, 2003. These decreases were primarily due to the impact of comparing two months of broadcast television and other expenses versus three months and five months of broadcast television and other expenses versus six months, respectively.

Pegasus Communications' Other Statement of Operations and Comprehensive Loss
-----------------------------------------------------------------------------
Items
-----

         Other operating expenses increased $4.1 million to $14.6 million and $4.6 million to $23.1 million for the three and six months ended June 30, 2004 compared to the same periods of 2003, respectively, primarily due to (1) $3.4 million of expenses incurred in the second quarter of 2004 related principally to certain previously capitalized direct and incremental costs of acquiring our Ka band satellite licenses, and early stage satellite construction costs related to these licenses; (2) the establishment in the second quarter of 2004 of a $3.0 million allowance against the performance bond posted for our 87(degree) west longitude orbital location; (3) $1.9 million of expenses in connection with Pegasus Satellite's bankruptcy filing incurred in the second quarter of 2004 prior to the Filing Date; (4) increases in incentive compensation of $1.9 million to $2.8 million and of $2.2 million to $5.9 million in the three and six months ended June 30, 2004 compared to the same periods of 2003, respectively, and (5) $864 thousand of expenses in the second quarter of 2004 related to certain previously capitalized direct and incremental costs related to certain strategic initiatives. These increases were partially offset by (1) legal fees associated with Pegasus Satellite's DIRECTV, Inc. and patent litigation that decreased $4.0 million to $1.2 million and $5.9 million to $3.7 million in the three and six months ended June 30, 2004 compared to the same periods of 2003, respectively; and (2) decreases in stock awards of $3.3 million to $942 thousand and of $1.0 million to $3.2 million in the three and six months ended June 30, 2004, compared to the same periods of 2003, respectively. Note that for the second quarter and year to date periods of 2004, all amounts include two and five months of expenses for Pegasus Satellite, which was deconsolidated as of June 2, 2004.

         Interest expense decreased $3.8 million for the three months ended June 30, 2004 compared to 2003 primarily due to:

(1) reduced interest expense of $7.8 million on Pegasus Satellite's senior notes and senior subordinated notes primarily as a result of the three months ended June 30, 2004 including two months of interest on these notes and the three months ended June 30, 2003 including three months of interest on these notes; and
(2) interest in the second quarter of 2003 of $2.1 million with respect to Pegasus Media's 12-1/2% notes due 2005 which were redeemed in September 2003 with outstanding principal of $67.9 million on the date of redemption;

offset in part by:

(3) dividends on Pegasus Satellite's 12-3/4% preferred stock and interest on dividends in arrears of $2.5 million that were classified as interest expense in 2004 due to the stock being classified as a liability upon Pegasus Satellite's adoption of Statement of Financial Accounting Standards No. 150 beginning July 1, 2003;
(4) net incremental interest expense of $1.6 million associated with Pegasus Media's credit agreement. Interest expense for the three months ended June 30, 2004 includes two months of interest on the Tranche D term loan of $300.0 million borrowed in October 2003 at a weighted average rate of 9.0%. Interest expense for the three months ended June 30, 2003 includes three months of interest on the various debt that was repaid with a portion of the proceeds from the Tranche D term loan; and
(5) interest of $2.4 million with respect to Pegasus Satellite's $100.0 million term loan due 2009 borrowed in August 2003 at a rate of 12.5%. Interest expense for the three months ended June 30, 2004 includes two months of interest on Pegasus Satellite's $100.0 million term loan.

     Interest expense increased $5.4 million for the six months ended June 30, 2004 compared to 2003 primarily due to:

(1) dividends on Pegasus Satellite's 12-3/4% preferred stock and interest on dividends in arrears of $6.4 million that were classified as interest expense in 2004 due to the stock being classified as a liability upon Pegasus Satellite's adoption of Statement of Financial Accounting Standards No. 150 beginning July 1, 2003;
(2) net incremental interest expense of $5.8 million associated with Pegasus Media's credit agreement. Interest expense for the six months ended June 30, 2004 includes five months of interest on the Tranche D term loan of $300.0 million borrowed in October 2003 at a weighted average rate of 9.0%. Interest expense for the six months ended June 30, 2003 includes six months of interest on the various debt that was repaid with a portion of the proceeds from the Tranche D term loan; and
(3) interest of $5.7 million with respect to Pegasus Satellite's $100.0 million term loan due 2009 borrowed in August 2003 at a rate of 12.5%. Interest expense for the six months ended June 30, 2004 includes five months of interest on Pegasus Satellite's $100.0 million term loan;

offset in part by:

(4) interest in the first two quarters of 2003 of $4.2 million with respect to Pegasus Media's 12-1/2% notes due 2005 which were redeemed in September 2003 with outstanding principal of $67.9 million on the date of redemption;
(5) reduced interest expense of $7.4 million on Pegasus Satellite's senior notes and senior subordinated notes primarily as a result of the six months ended June 30, 2004 including five months of interest on these notes and the six months ended June 30, 2003 including six months of interest on these notes; and

(6) reduced interest expense of $935 thousand associated with interest rate hedging financial instruments for Pegasus Media primarily due to the expiration of interest rate swap contracts in 2003.

         Other nonoperating expenses decreased $3.8 million and $5.2 million for the three and six months ended June 30, 2004 primarily due to a $2.6 million downward adjustment in the carrying value of Pegasus PCS Partners' investment in PCH LCC in the second quarter of 2004 and a $1.2 million one time gain on the sale of a construction permit in the second quarter of 2003.

         Equity in earnings of affiliates was $220 thousand and equity in losses of affiliates was $2.9 million for the three and six months ended June 30, 2003 due to an adjustment in the capital accounts of the respective partners of a partnership in which Pegasus Development is a partner. As of March 31, 2004, this previously reported equity investment is now consolidated as a variable interest entity of which Pegasus Development is the primary beneficiary. See
Note 1 of the Notes to Consolidated Financial Statements.

         We recorded income tax expense of $20 thousand in the second quarter of 2004 for state income taxes payable. In the three and six months ended June 30, 2004, we recorded increases of $180.8 million and $202.8 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at June 30, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at June 30, 2004 was $296.5 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended June 30, 2004 to virtually zero.

         In 2003, Pegasus Satellite completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and Pegasus Satellite recognized a net gain on the sales of $10.3 million, including a net gain of $4.9 million in the first six months of 2003. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss. Aggregate revenues and pretax income from discontinued operations were as follows:

(in thousands)                 Three Months         Six Months
                                   Ended              Ended
                               June 30, 2003      June 30, 2003
                             ----------------    ---------------

Revenues                           $   380             $1,533
Pretax income (loss)                (2,567)             4,616

Pegasus Communications' Results of Operations

         The following information presents the results of operations of Pegasus Communications on a basis that excludes the results of operations of Pegasus Satellite for the periods presented. In this section, amounts and changes discussed are for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, unless indicated otherwise.

(in thousands)                                     Three months ended          Six months ended
                                                        June 30,                   June 30,
                                                     2004       2003          2004         2003
                                                  --------    -------       --------     --------

Net revenues                                      $    229    $   213       $    486     $    448
Costs of other operations                            1,008        226          1,759          452
Corporate and development expenses                     738        580          1,692        1,238
Corporate depreciation and amortization              3,802      3,881          7,614        7,783
Other operating expenses, net                        7,033      2,202          7,596        3,895
                                                  --------    -------       --------     --------
Loss from operations                               (12,352)    (6,676)       (18,175)     (12,920)
Interest expense                                      (196)      (195)          (447)        (390)
Interest income                                        164        103            308          190
Other nonoperating expenses, net                    (2,635)         -         (2,635)           -
Equity in earnings (losses) of affiliates                -        220              -       (2,902)
                                                  --------    -------       --------     --------
Net loss                                          $(15,019)   $(6,548)      $(20,949)    $(16,022)
                                                  ========    =======       ========     ========
Net loss applicable to common shares              $  (3.03)   $ (1.75)      $  (3.91)    $  (3.96)

         For the three and six months ended June 30, 2004, other operating expenses, net increased $4.8 million and $3.7 million, respectively, compared to the same periods of 2003, primarily due to: (1) $3.4 million of expenses incurred in the second quarter of 2004 related principally to certain previously capitalized direct and incremental costs of acquiring our Ka band satellite licenses, and early stage satellite construction costs related to these licenses; (2) the establishment in the second quarter of 2004 of a $3.0 million allowance against the performance bond posted for our 87(degree) west longitude orbital location; and (3) increases in incentive compensation of $562 thousand to $627 thousand and $667 thousand to $884 thousand in the three and six months ended June 30, 2004 compared to the same periods of 2003, respectively; partially offset by (4) legal fees related to patent litigation that were $22 thousand in the six months ended June 30, 2004 compared to $1.9 million and $3.4 million in the three and six months ended June 30, 2003.

         Other nonoperating expenses were $2.6 million for the three and six months ended June 30, 2004 primarily due to a $2.6 million downward adjustment in the carrying value of Pegasus PCS Partners' investment in PCH LCC in the second quarter of 2004.

Liquidity and Capital Resources

         The following discussion of liquidity and capital resources focuses on our Condensed Consolidated Statements of Cash Flows. The amounts shown for the six months ended June 30, 2004 include the results of operations for Pegasus Satellite through the June 2, 2004 filing date and the results of operations for Pegasus Communications and its direct subsidiaries other than Pegasus Satellite for the full six months ended June 30, 2004. Prior year amounts have not been restated. We are currently assessing the appropriate level of corporate and administrative services required to support our operations following the completion of the planned sale of Pegasus Satellite's direct broadcast satellite business.

         The outstanding principal and related accrued interest of all long-term debt of the Debtors became immediately due and payable as a result of the bankruptcy filing. However, the majority of all claims in existence as of the filing date (including claims for principal, accrued interest, and substantially all legal proceedings) have been stayed while the Debtors continue to manage their businesses. The

Bankruptcy Court has, upon motion of the Debtors, permitted it to pay or otherwise honor certain unsecured pre-petition claims, including employee wages and benefits and vendor claims in the ordinary course of business, subject to certain limitations, and to fund, on an interim basis pending a final determination on the issue by the Bankruptcy Court, its operations in the ordinary course of business. See Note 1 of the Notes to Consolidated Financial Statements for further information.

         We had cash and cash equivalents on hand at June 30, 2004 of $59.7 million compared to $82.9 million at December 31, 2003. The change in cash is discussed below in terms of the amounts shown in our Condensed Consolidated Statement of Cash Flows.

         Net cash provided by operating activities was $964 thousand and $9.4 million for the six months ended June 30, 2004 and 2003, respectively. Increases resulting from direct broadcast satellite operating profit before depreciation and amortization, as adjusted for special items, reduced interest payments, and reduced deferred subscriber acquisition costs were more than offset by unfavorable changes in our patronage accrual, incentive compensation paid, and other working capital changes. Direct broadcast satellite operating profit before depreciation and amortization, as adjusted for special items, increased by $2.2 million to $111.5 million in the five months ended June 2, 2004 compared to $109.3 million in the six months ended June 30, 2003. (The special items excluded from the direct broadcast satellite operating profit before depreciation and amortization were the litigation verdict in 2004, impairment of direct broadcast satellite assets in 2004, and a $4.5 million contract termination fee that was initially accrued in 2002 and was reversed in 2003 because the related contract was amended to eliminate the fee.) Also, cash interest paid decreased $7.0 million in the 2004 period, primarily as a result of the Chapter 11 filing of Pegasus Satellite, and deferred subscriber acquisition costs decreased $5.2 million to $5.4 million in the five months ended June 2, 2004 compared to $10.6 million in the six months ended June 30, 2003. Our patronage accrual increased $16.7 million more in the 2004 period than in the 2003 period, cash paid for incentive compensation increased $1.9 million in the 2004 period compared to 2003, and other working capital changes of $4.1 million were unfavorable in the 2004 period compared to 2003.

         Net cash used for investing activities was $9.8 million and net cash provided by investing activities was $11.1 million for the six months ended June 30, 2004 and 2003, respectively. The amount in the 2004 period primarily consisted of $4.3 million for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida; $4.4 million of purchases of direct broadcast satellite equipment; and other capital expenditures of $1.4 million. The amount in the 2003 period primarily consisted of cash received of $21.6 million associated with sales of three broadcast television stations, partially offset by $9.5 million of purchases of direct broadcast satellite equipment and $1.1 million of other capital expenditures. We project that our capital expenditures for the third and fourth quarters of 2004 will be approximately $1.1 million.

         Net cash provided by financing activities was $8.1 million and net cash used for financing activities was $8.8 million for the six months ended June 30, 2004 and 2003, respectively. The primary financing activities in the 2004 period were $18.0 million of borrowings on Pegasus Media's revolving credit facility, $5.2 million of restricted cash placed as collateral for a bond, $2.2 million of debt financing costs incurred by Pegasus Satellite and its subsidiaries, purchases of 73,000 shares of our of our Class A common stock for $1.1 million, and $750 thousand of repayments on term loan facilities. The primary financing activities for 2003 were repayments of long term debt of $4.0 million, purchases of 202,960 shares of our Class A common stock for $3.7 million, and costs of $2.8 million incurred for new financing arrangements, partially offset by the release of $1.8 million of restricted cash.

         As permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock ("Series C"), Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at June 30, 2004 was $27.1 million. The dividend of $3.2 million scheduled to be declared on July 31, 2004 was not declared. Dividends not declared accumulate in arrears until paid.

         In January 2004, Pegasus Communications entered into an agreement with an unrelated party to issue 125,000 shares of its Series C preferred stock in exchange for all of the remaining 12,500 shares of its Series D junior convertible participating ("Series D") preferred stock. No cash was transferred in the exchange. The Series D shares had accumulated dividends in arrears to the date of the exchange of $1.0 million. Dividends on Series C shares are in arrears, and the Series C shares issued in the exchange were issued with an amount equivalent to dividends in arrears to the date of the exchange of $1.6 million. Dividends on Series D were payable annually at 4% of liquidation preference value. Dividends on Series C are payable quarterly at 6-1/2% of liquidation preference value.

         In June 2004, 472 shares of Series E junior convertible participating preferred stock ("Series E") with a liquidation preference value of $472 thousand were converted into 756 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $47 thousand. In July and August 2004, all of the remaining outstanding Series E shares were converted into shares of Class A common stock in three separate transactions. In these conversions, 2,500 shares with a liquidation preference value of $2.5 million were converted into 4,007 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $257 thousand. The conversions were in accordance with the terms of Series E's certificate of designation.

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

New Accounting Pronouncements

         In March 2004, the Emerging Issues Task Force ("EITF") finalized Issue 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, `Earnings Per Share'" ("EITF 03-06"). EITF 03-06 provides guidance for evaluating whether a security meets the definition of a participating security in FASB Statement 128. This guidance is applicable beginning in the second quarter of 2004. The adoption of EITF 03-06 had no impact on our financial position and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On May 24, 2004, a major rating agency reduced the senior implied rating for Pegasus Satellite from Caa1 to Ca, and the senior bank debt rating for Pegasus Media from B3 to Caa1. All other existing ratings were unchanged. On June 3, 2004, another major rating agency reduced its corporate credit rating for Pegasus Communications, Pegasus Satellite, and Pegasus Media from CCC to D. We believe that these downgrades will not have a significant impact on our liquidity and capital resources because our ratings prior to the downgrades were generally considered to be speculative.

ITEM 4.    CONTROLS AND PROCEDURES

         Within the 90 day period prior to June 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There have not been any changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 12 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q and Note 13 of the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of each of these Quarterly Reports on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2003, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and our Current Reports on Form 8-K dated January 5, 2004, February 5, 2004, May 12, 2004, May 17, 2004, May 20,
2004, and June 2, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

                                                  (c) Total      (d) Approximate
                                                  Number of        Dollar Value
                          (a)                       Shares          of Shares
                         Total         (b)        Purchased         that May
                         Number      Average      as part of         Yet be
                          of          Price        Publicly        Purchased
                         Shares      Paid per     Announced          Under
Period                 Purchased      Share         Program       the Program
-----------------      ---------   -----------   ------------    --------------
May 21-26, 2004           26,000       $12.82         26,000       $11,209,682
-----------------      ---------   -----------   ------------    --------------
June 8-24, 2004           47,000       $16.14         47,000       $10,450,938
-----------------      ---------   -----------   ------------    --------------
Total                     73,000       $14.96         73,000       $10,450,938
-----------------      ---------   -----------   ------------    --------------

         Shares included in the above table were purchased under a publicly announced $10 million repurchase program authorized by the Board of Directors on February 13, 2002 to acquire Class A common stock issued by Pegasus Communications. On November 6, 2003, the Board of Directors increased the authorized repurchase amount to $20 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         As previously reported, Pegasus Satellite, Pegasus Media, and other significant direct and indirect subsidiaries of Pegasus Communications filed for protection under Chapter 11 of the Bankruptcy Code on June 2, 2004. This filing constituted an event of default under substantially all of the indebtedness of those subsidiaries, consisting of approximately $406.2 million of debt of Pegasus Satellite and $1.0 billion of debt of Pegasus Media.

         As permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock, Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at June 30, 2004 was $27.1 million. The dividend of $3.2 million scheduled to be declared on July 31, 2004 was not declared. Dividends not declared accumulate in arrears until paid.

ITEM 5. OTHER INFORMATION

         On August 11, 2004, Pegasus Communications received an investigative subpoena from the Securities and Exchange Commission ("SEC") to produce documents related to it and its subsidiaries' practices in reporting the number of subscribers of its direct broadcast satellite business. Our direct broadcast satellite subsidiaries are operating under bankruptcy protection and have recently announced an agreement to sell the direct broadcast satellite business to DIRECTV, Inc., subject to bankruptcy court approval. We do not believe that the SEC investigation will affect the sale. We intend to cooperate fully with the SEC in its investigation.

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

         On May 17, 2004, we filed a Current Report on Form 8-K/A dated May 17, 2004 solely for the purpose of filing as an exhibit a corrected copy of the final order entered by the District Court to replace the copy of the final order entered by the District Court originally filed as an exhibit to the Form 8-K dated May 17, 2004.

         On May 25, 2004, we filed a Current Report on Form 8-K dated May 20, 2004 reporting under Item 5 that: (1) on April 14, 2004, a jury returned a verdict in favor of DIRECTV, Inc. in the Seamless Marketing litigation that DIRECTV, Inc. brought against Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., indirect subsidiaries of Pegasus Communications, which verdict awarded DIRECTV,

Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims; (2) on May 20, 2004, the United States District Court for the Central District of California entered an order granting DIRECTV, Inc.'s April 16, 2004 request for prejudgment interest in the amount of $10.7 million; and (3) on May 24, 2004, the Court entered judgment in the amount of $62.6 million which included prejudgment interest calculated through the date of entry of the judgment.

         On June 3, 2004, we filed a Current Report on Form 8-K dated June 2, 2004 reporting under Item 5 that Pegasus Satellite Television and certain of its affiliates received notices from (i) the NRTC purporting to terminate the exclusive distribution agreements with NRTC, which provide the exclusive rights to distribute DIRECTV services in specified rural territories in the United States, and (ii) DIRECTV, Inc. purporting to terminate the Revised Seamless Consumer Program effective as of August 31, 2004. Pegasus Satellite Television, Inc. and its affiliates also received a related cash offer from DIRECTV, Inc. Separately, on June 2, 2004, Pegasus Communications announced that its subsidiaries Pegasus Satellite Television, Inc, Pegasus Satellite Communications, Inc., Pegasus Media & Communications, Inc., and certain of their subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, District of Maine in order to prevent the purported termination by NRTC and DIRECTV of their agreements for exclusive distribution of DIRECTV services in Pegasus Satellite Television's rural territories. The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries (other than Pegasus Satellite Communications, Inc.). Also, on June 2, 2004, DIRECTV, Inc. filed a two-count complaint against Pegasus Communications, Pegasus Satellite Communications, Inc., Golden Sky Systems, Inc., Pegasus Media & Communications, Inc., and Pegasus Satellite Television, Inc. in the United States District Court, Central District of California for federal trademark infringement based on any use of the DIRECTV brand name after August 31, 2004 (the expiration of a 90-day license agreement that DIRECTV granted to NRTC to use the DIRECTV name as part of the purported termination of the agreements described above) and for breach of contract based upon an alleged failure of the defendants to fulfill their "best efforts" obligations under Pegasus Satellite Television's agreements with the NRTC. We also reported under
Item 9 that we anticipated deconsolidating Pegasus Satellite as a result of the Chapter 11 filing, and presented a pro forma condensed consolidated balance sheet showing Pegasus Communications' financial position as of March 31, 2004 assuming deconsolidation of Pegasus Satellite. Copies of a June 2, 2004 press release issued by Pegasus Communications, the June 2, 2004 notices from the NRTC and DIRECTV, Inc., the agreement of termination between the NRTC and DIRECTV, Inc., the offer agreement, and the June 2, 2004 press release announcing the Chapter 11 filing were included as exhibits to the Form 8-K.

SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Pegasus Communications Corporation



   August 16, 2004                By: /s/  Joseph W. Pooler, Jr.
--------------------              ------------------------------
          Date                    Joseph W. Pooler, Jr.
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  Exhibit 31.1
                                  CERTIFICATION

I, Marshall W. Pagon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Communications Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 16, 2004

/s/ Marshall W. Pagon
Marshall W. Pagon
Chief Executive Officer

                                  Exhibit 31.2
                                  CERTIFICATION

I, Joseph W. Pooler, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Communications Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 16, 2004

/s/ Joseph W. Pooler, Jr.
Joseph W. Pooler, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                  Exhibit 32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
I, Marshall W. Pagon, the Chief Executive Officer of Pegasus Communications Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-Q of Pegasus Communications Corporation for the quarterly period ended June 30, 2004 (the "June 30, 2004 Form 10-Q"), which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the June 30, 2004 Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pegasus Communications Corporation. A signed original of this written statement required by Section 906 has been provided to Pegasus Communications Corporation and will be retained by Pegasus Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
Dated: August 16, 2004

/s/ Marshall W. Pagon
Marshall W. Pagon

                                  Exhibit 32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
I, Joseph W. Pooler, Jr., the Chief Financial Officer of Pegasus Communications Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-Q of Pegasus Communications Corporation for the quarterly period ended June 30, 2004 (the "June 30, 2004 Form 10-Q"), which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the June 30, 2004 Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pegasus Communications Corporation.
A signed original of this written statement required by Section 906 has been provided to Pegasus Communications Corporation and will be retained by Pegasus Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
Dated: August 16, 2004

/s/ Joseph W. Pooler, Jr.
Joseph W. Pooler, Jr.