Form 10-K/A
period 2003-12-31
PEGASUS COMMUNICATIONS CORP /
filed 2004-12-20
CIK 1135338

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

                         Commission File Number 0-32383

                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    23-3070336
      -------------------------------                   -------------------
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                    Identification No.)

       c/o Pegasus Communications Management Company
      225 City Line Avenue, Suite 200, Bala Cynwyd, PA          19004
      -------------------------------------------------       ----------
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

         The aggregate market value of the voting stock (Class A Common Stock) held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter on June 30, 2003 was approximately $139,237,250, based on the closing price of the Class A Common Stock on such date on the Nasdaq National Market. (Reference is made to the paragraph captioned Calculation of Aggregate Market Value of Nonaffiliate Shares of Part II, Item 5 in our Form 10-K for a statement of assumptions upon which this calculation is based.)

         Number of shares of each class of the registrant's common stock outstanding as of December 8, 2004:

                  Class A Common Stock, $0.01 par value              10,032,888
                  (excluding 1,315,208 shares held by Pegasus
                  Satellite Communications, Inc. and 240,003
                  shares held by consolidated subsidiaries)
                  Class B Common Stock, $0.01 par value               1,832,760
                  Non-Voting, Common Stock, $0.01 par value               --

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2003. This Form 10-K/A is being filed to: (1) correct the classification in the December 31, 2003 balance sheet of our investment in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners") from other noncurrent assets to equity (see Note 22); (2) restate in the statements of operations and comprehensive loss for the years ended December 31, 2003, 2002, and 2001 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, with accompanying restatements of the related investment balances in the balance sheets as of December 31, 2003 and 2002 (see Note 22); (3) restate in the statements of operations and comprehensive loss for the year ended December 31, 2003 the allocation of income tax expense (benefit) between continuing operations and discontinued operations and restate in the statements of operations and comprehensive loss for the years ended December 31, 2003, 2002 and 2001 the income tax expense (benefit) as a result of the restatement noted in (2) (see Note 12 and Note 22); (4) restate in the statements of operations and comprehensive loss for the years ended December 31, 2002 and 2001 the net benefit for income taxes as a result of certain interest expense not being deductible (see Note 12 and Note 22); (5) restate in the statements of common stockholders' equity the net loss and the investment in affiliate related to (1), (2), (3), and (4) above; also to restate in the statement of common stockholders' equity the January 1, 2001 accumulated deficit balance related to certain interest expense not being deductible for the year ended December 31, 2000 (January 1, 2001 accumulated deficit increased by $2.5 million); (6) restate in the statements of cash flows for the years ended December 31, 2003, 2002, and 2001 the net loss and certain line items in the adjustments to reconcile net loss to net cash provided by (used for) operating activities related to (2), (3), and (4) above (the net cash provided by (used for) operating activities has not changed); (7) restate Note 21 - Quarterly Information to reflect the statements of operations restatements discussed in
(2), (3), and (4) above and to restate the allocation of the full year income tax (expense) benefit among the quarters of each year; and (8) restate certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (7).

         We have also updated Note 23 - Subsequent Events to reflect a two for one stock split of our common stock. All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

         For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of our Annual Report on Form 10-K filed on March 15, 2004 for the year ended December 31, 2003 which was affected by this amendment is hereby amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments. Exhibits 10.8, 10.9, 10.15, 10.16, 10.17, and 21.1 were previously filed with the Form 10-K for the fiscal year ended December 31, 2003. These exhibits are now incorporated by reference to such Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004.

                               TABLE OF CONTENTS

                                    PART II
                                                                            Page
                                                                            ----
ITEM 6.  Selected Financial Data............................................  3

ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  4

ITEM 8.  Financial Statements and Supplementary Data........................ 27

ITEM 9A. Controls and Procedures............................................ 27



                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 28

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share
   Data                                   2003          2002         2001          2000          1999
                                       ----------    ----------   ----------    ----------     ---------
                                      (Restated -   (Restated -  (Restated -
                                      See Notes 12  See Notes 12 See Notes 12
                                         and 22)      and 22)      and 22)
Net revenues:
   Direct broadcast satellite
     business                          $  831,211    $  864,855   $  838,208    $  582,075      $286,353
   Broadcast television and other
     operations                            31,641        32,446       27,710        30,344        30,925
                                       ----------    ----------   ----------    ----------     ---------
Total net revenues                     $  862,852    $  897,301   $  865,918    $  612,419     $ 317,278
                                       ==========    ==========   ==========    ==========     =========
Operating expenses:
   Direct broadcast satellite
     business                          $  775,298    $  826,005   $1,003,744    $  762,597     $ 395,767
   Broadcast television and other
     operations                            30,713        31,626       32,576        33,386        31,202
Loss from operations                       (3,929)      (49,329)    (224,673)     (210,299)     (122,429)
Loss from continuing operations          (153,339)     (148,860)    (272,778)     (223,201)     (193,267)
Loss from continuing operations
   per common share (1)                    (15.16)       (15.08)      (28.70)       (26.51)       (27.81)
Cash and cash equivalents                  82,921        59,814      144,673       214,361        40,453
Total assets                            2,034,746     2,102,518    2,372,561     2,605,386       881,838
Total long term debt (including
   Current portion)                     1,388,228     1,289,082    1,338,651     1,182,858       684,414
Redeemable preferred stocks (2)           324,428       305,737      472,048       491,843       142,734
Cash provided by (used for)
   operating activities                    22,781        29,775     (136,071)      (63,056)      (84,291)
Cash used for investing
   activities                              (2,535)      (30,414)     (60,746)     (158,421)     (138,569)
Cash provided by (used for)
   financing activities                     2,861       (84,220)     127,129       395,385       208,808

Direct broadcast satellite
   operating profit (loss) before
   depreciation and amortization          213,811       211,939       92,007         4,900       (32,579)

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

GENERAL

         Our principal operating business is the direct broadcast satellite business. This business provides multichannel direct broadcast satellite services as an independent provider of DIRECTV services in exclusive territories primarily within rural areas of 41 states. For 2003, 2002, and 2001, revenues for this business were 96%, 96%, and 97%, respectively, of total consolidated revenues, and operating expenses for this business were 89%, 87%, and 92%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 81% and 83% of total restated consolidated assets at December 31, 2003 and December 31, 2002, respectively. As a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

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


RESTATEMENT OF FINANCIAL STATEMENTS

         We restated these financial statements to correct errors related to the accounting for our investment in Pegasus PCS Partners and our accounting for income taxes. Specifically we: (1) corrected the classification in the December 31, 2003 balance sheet of our investment in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners") from other noncurrent assets to equity (see below); (2) restated in the statements of operations and comprehensive loss for the years ended December 31, 2003, 2002, and 2001 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, with accompanying restatements of the related investment balances in the balance sheets as of December 31, 2003 and 2002 (see below); (3) restated in the statements of operations and comprehensive loss for the year ended December 31, 2003 the allocation of income tax expense (benefit) between continuing operations and discontinued operations and restate in the statements of operations and comprehensive loss for the years ended December 31, 2003, 2002 and 2001 the income tax expense (benefit) as a result of the restatement noted in (2) (see below); (4) restated in the statements of operations and comprehensive loss for the years ended December 31, 2002 and 2001 the net benefit for income taxes as a result of certain interest expense not being deductible (see below); (5) restated in the statements of common stockholders' equity the net loss and the investment in affiliate related to (1), (2), (3), and (4) above; also restated in the statement of common stockholders' equity the January 1, 2001 accumulated deficit balance related to certain interest expense not being deductible for the year ended December 31, 2000 (January 1, 2001 accumulated deficit increased by $2.5 million); (6) restated in the statements of cash flows for the years ended December 31, 2003, 2002, and 2001 the net loss and certain line items in the adjustments to reconcile net loss to net cash provided by (used for) operating activities related to (2), (3), and (4) above (the net cash provided by (used for) operating activities has not changed); (7) restated Note 21 - Quarterly Information to reflect the statements of operations restatements discussed in
(2), (3), and (4) above and to restate the allocation of the full year income tax (expense) benefit among the quarters of each year; and (8) restated certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (7).

         Investment in Affiliate

         Pegasus Development has a limited partnership interest in Pegasus PCS Partners. Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer.

         In January 1996 and April 1999, Pegasus PCS Partners acquired two personal communications system licenses in Puerto Rico in FCC auctions. In August 1999, Pegasus Development made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Prior to August 1999, Pegasus PCS Partners was owned by entities beneficially controlled by Marshall W. Pagon. At the time of the investment, Pegasus PCS Partners still held the aforementioned two personal communications system licenses in Puerto Rico. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million and net proceeds were approximately $28 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

         Approximately $22 million of the net proceeds from the February 2001 and May 2001 Pegasus PCS Partners' license sales were used to make a series of investments in 2001, 2002, and 2003, in Pegasus Capital Holdings, LLC ("PCH LLC"); approximately $2 million of the net proceeds were used to purchase 71,000 Class A shares of Pegasus Communications on the open market; and approximately $4 million was distributed in accordance with the partnership agreement to satisfy tax obligations. As a result of this use of net proceeds, Pegasus PCS Partners' assets consist principally of senior preferred equity interests in PCH LLC, 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, the assets underlying Pegasus Development's interest in Pegasus PCS Partners as of December 31, 2003 were removed from other noncurrent assets and appropriately classified in equity.

         The approximate fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 was $15.8 million based on our Class A common share price at that date.

         Also, for the years ended December 31, 2003, 2002, and 2001, we corrected our equity in earnings (losses) of affiliates related to our investment in Pegasus PCS Partners. These corrections are the combined result of incorrect allocations of profits and losses in accordance with the LP agreement and an impairment of the assets of Pegasus PCS Partners during 2002.

         Income Taxes

         We also corrected the income taxes associated with continuing and discontinued operations as previously reported in our Form 10-K for the year ended December 31, 2003. We corrected in the statement of operations for the year ended December 31, 2003 the allocation of income tax (expense) benefit between continuing operations and discontinued operations. We also corrected in the statements of operations and comprehensive loss for the years ended December 31, 2002 and 2001 the net benefit for income taxes as a result of certain interest expense not being deductible (see Note 12 and Note 22). We also corrected the unaudited quarterly financial information for the years ended December 31, 2003 and 2002 to correct the allocation of the full year income tax (expense) benefit among the quarters of each year (see Note 21). We also corrected in the statement of operations for the years ended December 31, 2003, 2002 and 2001 the income tax benefit as a result of the restatement of equity in earnings of affiliates during that year ended.

         Summary of Corrections

         These corrections affected amounts previously reported for the years ended December 31, 2003, 2002, and 2001 and as of December 31, 2003 and 2002. We summarized the effects in the following tables.

                    Selected Consolidated Balance Sheet Data

                                                                               December 31,   December 31,
                                                                                   2003           2002
(in thousands)                                                                  ----------     ----------
As previously reported:
Other noncurrent assets                                                         $  158,256     $  159,929
Total assets                                                                     2,051,100      2,110,788
Investment in affiliates                                                                 -              -
Accumulated deficit                                                             (1,015,979)      (864,942)
Total common stockholders' equity                                                  121,684        278,064
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                     $2,051,100     $2,110,788

As restated:

Other noncurrent assets                                                         $  141,902     $  151,659
Total assets                                                                     2,034,746      2,102,518
Investment in affiliate                                                            (11,955)             -
Accumulated deficit                                                             (1,020,378)      (873,212)
Total common stockholders' equity                                                  105,330        269,794
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                     $2,034,746     $2,102,518


   Selected Consolidated Statements of Operations and Comprehensive Loss Data

                                                              December 31,  December 31, December 31,
                                                                 2003         2002         2001
(in thousands, except per share amounts)                       ---------     ---------    ---------
As previously reported:
Equity in (losses) earnings of affiliates                      $  (3,666)    $     865    $  14,324
Net (expense) benefit for income taxes                              (219)       28,443      117,966
Loss before discontinued operations                             (160,992)     (148,336)    (267,534)
Income (loss) from discontinued operations                         9,955        (5,292)     (10,870)
Net loss                                                        (151,037)     (153,628)    (278,404)
Comprehensive loss                                             $(151,037)    $(154,633)   $(265,423)

Basic and diluted per share amounts:

Loss from continuing operations, including $19,834,
$31,491, and $49,836, respectively, representing
accrued and deemed preferred stock dividends                      (15.83)       (15.04)      (28.23)
Discontinued operations                                             0.87         (0.44)       (0.97)
Net loss applicable to common shares                              (14.95)       (15.48)      (29.20)


As restated:

Equity in (losses) earnings of affiliates                      $     205     $  (4,135)   $  11,054
Net benefit from income taxes                                      3,563        32,919      115,992
Loss before discontinued operations                             (153,339)     (148,860)    (272,778)
Income (loss) from discontinued operations                         6,173        (5,292)     (10,870)
Net loss                                                        (147,166)     (154,152)    (283,648)
Comprehensive loss                                             $(147,166)    $(155,157)   $(270,667)

Basic and diluted per common share amounts:

Loss from continuing operations, including $19,834,
$31,491, and $49,836, respectively, representing
accrued and deemed preferred stock dividends                      (15.16)       (15.08)      (28.70)
Discontinued operations                                             0.54         (0.44)       (0.97)
Net loss applicable to common shares                              (14.62)       (15.52)      (29.67)

      Selected Consolidated Statements of Common Stockholders' Equity Data

                                                                                              Total
                                                                                              Common
                                                             Investment in   Accumulated   Stockholders'
                                                               Affiliate       Deficit         Equity
(in thousands)                                               -------------   -----------   -------------
As previously reported:
January 1, 2001                                                $       -     $  (432,910)    $534,431
Net loss                                                               -        (278,404)    (278,404)
December 31, 2001                                                      -        (711,314)     296,002

January 1, 2002                                                        -        (711,314)     296,002
Net loss                                                               -        (153,628)    (153,628)
December 31, 2002                                                      -        (864,942)     278,064

January 1, 2003                                                        -        (864,492)     278,064
Net loss                                                               -        (151,037)    (151,037)
Investment in affiliate appropriately classified to
contra equity                                                          -               -            -

December 31, 2003                                              $       -     $(1,015,979)    $121,684

As restated:

January 1, 2001                                                $       -     $  (435,412)    $ 531,929
Net loss                                                               -        (283,648)     (283,648)
December 31, 2001                                                      -        (719,060)      288,256

January 1, 2002                                                        -        (719,060)      288,256
Net loss                                                               -        (154,152)     (154,152)
December 31, 2002                                                      -        (873,212)      269,794

January 1, 2003                                                        -        (873,212)      269,794
Net loss                                                               -        (147,166)     (147,166)
Investment in affiliate appropriately classified to
contra equity                                                    (11,955)              -       (11,955)
December 31, 2003                                              $ (11,955)    $(1,020,378)    $ 105,330


               Selected Consolidated Statements of Cash Flows Data

                                                              December 31,   December 31,         December 31,
(in thousands)                                                    2003          2002                 2001
                                                               ---------     -----------         -------------
As previously reported:
Net loss                                                       $(151,037)    $  (153,628)         $(278,404)
Equity in (losses) earnings of affiliates and minority
interests                                                          1,962             (30)           (14,077)
Deferred income taxes                                          $       -     $   (28,676)         $(123,876)

As restated:

Net loss                                                       $(147,166)    $  (154,152)         $(283,648)
Equity in (losses) earnings of affiliates and minority
interests                                                         (1,909)          4,970            (10,807)
Deferred income taxes                                          $       -     $   (33,152)         $(121,902)

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

         Valuation Allowance for Deferred Income Tax Assets. We record a valuation allowance against deferred income tax assets balance when it is more likely than not that the benefits of the tax assets balance will not be realized, and record a corresponding charge to income tax expense. Historically, we have applied a full valuation allowance against the deferred income tax assets balances that exist because our past operating results have not provided us with sufficient evidence that we will realize the benefits of the tax assets. Our ability to record lesser amounts or no amount for a valuation allowance for deferred income tax assets will depend upon our ability to generate taxable income in the future. The balance in the valuation allowance for deferred income tax assets was $86.1 million and $37.6 million, as restated, at December 31, 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS

         We have a history of losses principally due to the substantial amounts incurred by Pegasus Satellite for interest expense and amortization expense associated with intangible assets. Restated consolidated net losses were $147.2 million, $154.2 million, and $283.6 million for 2003, 2002, and 2001, respectively. Consolidated interest and amortization expenses were $157.2 million and $130.4 million, respectively, for 2003, $145.4 million and $154.2 million, respectively, for 2002, and $136.3 million and $245.4 million, respectively, for 2001.

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

         Other subscriber related expenses decreased $25.0 million to $172.9 million. A portion of the decrease was due to the reversal of a contract termination fee of $4.5 million that was accrued in 2002. This fee was reversed in 2003 because the related contract for outsourced customer care services was amended in 2003 and eliminated the fee. Also contributing to the decreased other subscriber related expenses were decreases in our customer care costs of $7.4 million, primarily as a result of renegotiated rates in this amended contract, and decreases in infrastructure, billing and royalty fees of $6.4 million, primarily due to the net reduction in total subscribers described above. Further, bad debt expense decreased $14.7 million for reasons related to our Quality First initiative. The preceding decreases were partially offset by increases of $12.7 million in the costs of equipment, installation services, programming, and promotional campaigns related to our efforts to retain and upgrade our existing subscribers.

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

Other Statement of Operations and Comprehensive Loss Items
----------------------------------------------------------

         Corporate and development expenses decreased $24.6 million to $32.1 million primarily due to less amortization on certain licenses. Other operating expenses of $28.6 million for 2003 and $32.2 million for 2002 included aggregate expenses associated with our DIRECTV, Inc. and patent litigations of $16.3 million in 2003 and $15.8 million in 2002. (See ITEM 3. Legal Proceedings - DIRECTV Litigation for information regarding these litigations.) Other changes within other operating expenses were primarily due to increased incentive compensation in 2003 of $3.3 million, $6.0 million of asset write offs and impairments in 2002 compared to $829 thousand in 2003, and $2.1 million for severances recorded in 2002. The loss on impairment of marketable securities for 2002 of $3.3 million was due to the write off of an investment in the common stock of another entity we owned at the time to the stock's then fair market value. The decrease in other nonoperating income of $16.4 million to $3.1 million was primarily due to a net gain on the retirement of debt recorded in 2002 of $16.7 million. The increase in equity in earnings of affiliates from a loss of $4.1 million in 2002 to earnings of $205 thousand in 2003 was primarily due to an asset impairment recorded by the partnership affiliate in 2002 that reduced Pegasus Development's share in the equity of the partnership affiliate by $4.3 million.

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

         In August 2003, Pegasus Satellite borrowed $100.0 million in a term loan that bears interest at 12.5% and is due August 2009. A portion of the proceeds was used to redeem in September 2003 all of the $67.9 million principal outstanding for Pegasus Media's 12-1/2% notes due July 2005. A discount of $8.8 million recorded in the issuance of this term loan is being amortized and charged to interest expense over the term of the notes. The total debt financing costs incurred for this loan were $5.5 million, which have been deferred and are being amortized and charged to interest expense over the term of the loan. Further, aggregate costs of $1.6 million were incurred to amend Pegasus Media's credit agreement and for associated consent fees in connection with this term loan and other matters associated with the credit agreement. These costs have been deferred and are being amortized and charged to interest expense over the remaining term of the credit agreement. The rate of interest for this loan is 12.5%. Interest accrues quarterly on the term loan, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to the full compounded rate of interest of 12.5%.

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

         For continuing operations, we had an income tax benefit of $3.6 million as restated for 2003, compared to an income tax benefit of $32.9 million, as restated, for 2002. See Note 12 of the Notes to Consolidated Financial Statements. The income tax benefit for 2003 includes state income tax expense of $219 thousand. For discontinued operations, we had an income tax expense of $3.8 million for 2003, as restated, see Note 12. After considering both continuing and discontinued operations, no deferred income tax benefit or expense was recorded for 2003 because we were in a net deferred income tax asset position throughout the year against which a full valuation allowance was applied. At December 31, 2003, we had a restated net deferred income tax asset balance of $86.1 million, offset by a valuation allowance in the same amount. The restated valuation allowance increased by $48.5 million during 2003. This increase to the valuation allowance completely offset the deferred income tax benefits generated during the year and resulted in no deferred income tax expense or benefit for 2003. We believed that a valuation allowance sufficient to bring the deferred income tax asset balance to zero at December 31, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the deferred income tax asset will not be realized. Our effective income tax rate for continuing operations for 2003 was 2.27%, as restated, compared to the effective income tax rate for continuing operations for 2002 of 18.11%, as restated. The effective income tax rates for 2003 and 2002 were impacted by valuation allowances recorded during each year.

         For discontinued operations, we had net income of $6.2 million for 2003, net of income tax expense of $3.8 million, and net loss of $5.3 million for 2002. Discontinued operations for 2003 and 2002 consisted of a broadcast television station located in Mobile, Alabama and two broadcast television stations located in Mississippi, and also for 2002 our Pegasus Express business that we ceased in 2002. We completed the sale of three broadcast television stations in two separate transactions in 2003. The aggregate sale price was $24.9 million cash, and we recognized a net gain on the sales of $10.3 million. Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

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

         The income tax benefit on the loss from continuing operations decreased $83.1 million to $32.9 million, as restated, due to a reduced amount of pretax losses in the current year and the effect of a restated valuation allowance of $37.6 million recorded against the deferred income tax asset balance existing at December 31, 2002 in the same amount. The valuation allowance was a charge to income taxes on the loss from continuing operations. We felt a valuation allowance was necessary at December 31, 2002 because, based on our history of losses, it was more likely than not that the benefits of this net tax asset balance would not be realized. The effect of the valuation allowance lowered our effective income tax rate on continuing operations to 18.11% for 2002, as restated, from that for 2001 of 29.84%, as restated.

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

         Net cash was provided by financing activities of $2.9 million and $127.1 million for 2003 and 2001, and net cash was used for financing activities for 2002 of $84.2 million. We received proceeds of $395.5 million from new borrowings in 2003. The primary expenditures for financing activities for 2003 were: 1) repayments on Pegasus Media's term loan facilities of $239.8 million;
2) redemption of all of the outstanding principal of Pegasus Media's 12-1/2% notes due July 2005 of $67.9 million; 3) debt financing costs of $17.6 million incurred with respect to financing activities during the year; and 4) purchases of 702,120 shares of Pegasus Communications' Class A common stock for $6.5 million. Additionally, Pegasus Media placed $60.1 million as collateral for a letter of credit facility that is restricted cash to us. The primary expenditures for financing activities for 2002 were: 1) repayment of amounts outstanding under Pegasus Media's revolving credit facility of $80.0 million; 2) aggregate redemptions and repurchases of preferred stock of $29.1 million; 3) aggregate repurchases of outstanding notes of $25.5 million; and 4) repayment of other debt of $9.2 million. The primary receipts for financing activities for 2002 were proceeds of $63.2 million from an incremental term loan facility of Pegasus Media. Primary financing activities in 2001 were proceeds from a note issuance for Pegasus Satellite of $175.0 million, less repayment of Pegasus Media's term loans of $37.8 million and incurrence of debt financing costs of $9.4 million.

         We project that our capital expenditures for 2004 will be approximately $24 million, of which approximately $15 million will be for capitalized equipment for the direct broadcast satellite business.

         We amended a contract for call center services in 2003 that was to be terminated by us in 2003. The fee of $4.5 million we were to incur with respect to the termination of the contract was eliminated by the amendment. Additionally, the amended agreement does not require any minimum annual payments. We also amended our contract for telecommunications services, which among other things removed the minimum annual commitment payments associated with the contract.

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

         In August 2003, Pegasus Satellite borrowed all of the $100.0 million available under a new term loan agreement. The rate of interest on outstanding principal is 12.5%. Interest accrues quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to the full compounded rate of interest of 12.5%. All unpaid principal and interest is due August 1, 2009. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. A portion of the proceeds was used to redeem in September 2003 all of the $67.9 million principal outstanding for Pegasus Media's 12-1/2% senior subordinated notes due July 2005.

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

         In 2003, at the election of the holders and in accordance with the terms of Pegasus Communications' Series E preferred stock, 7,028 shares of Series E with a liquidation preference value of $7.0 million were converted into 22,452 shares of Pegasus Communications' Class A common stock. In accordance with the terms of the series, accumulated dividends to the date of the conversion on the Series E shares of $512 thousand were paid to the holder.

         The following table displays payments for our contractual obligations outstanding at December 31, 2003 (in thousands). It represents contracts and commitments with initial terms in excess of one year, and excludes accounts payable and accrued expenses incurred during the normal course of business that generally have terms of less than one year.

                                                        Payments due by period
                                                   Less than                             More than
Contractual Obligations                  Total      1 year     1-3 Years    3-5 Years     5 Years
-----------------------------------    ----------   -------     --------    --------     --------
Long term debt                         $1,447,221    $3,157     $700,672    $247,677     $495,715
Redeemable preferred stock                111,973         -            -     111,973            -
Operating leases                           14,961     3,906        6,691       2,730        1,634
Broadcast programming rights               14,572     3,899        5,953       2,258        2,462
                                       ----------   -------     --------    --------     --------
     Total                             $1,588,727   $10,962     $713,316    $364,638     $499,811
                                       ==========   =======     ========    ========     ========

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

Pegasus PCS Partners, L.P.
--------------------------

         Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"), a partnership owned and controlled by Marshall W. Pagon, held two personal communications system licenses in Puerto Rico. In August 1999, Pegasus Development Corporation, a direct subsidiary of Pegasus Communications, made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million. Presently, Pegasus PCS Partners' activities consist principally of investments in related companies. At December 31, 2003, the carrying value of such investments on the balance sheet of Pegasus PCS Partners is $13.9 million, including $.7 million for investments in common stock of Pegasus Communications (see Note 22). In February 2002, Pegasus Development granted Mr. Pagon a ten year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities). Pegasus Development's share of undistributed results of operations of Pegasus PCS Partners was income of $205 thousand in 2003, a loss of $4.1 million in 2002, and income of $11.1 million in 2001. At December 31, 2003, Pegasus Development's investment in Pegasus PCS Partners is $12.0 million. This amount has been removed from other noncurrent assets and appropriately classified in equity as of December 31, 2003 (see Note 22).

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

ITEM 9A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         At the time the original Annual Report on Form 10-K for the fiscal year ended December 31, 2003 was prepared and filed, an evaluation within the 90 day period prior to December 31, 2003 had been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer had originally concluded that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

         The Company has identified material weaknesses in our identification and application of accounting principles and policies related to our accounting for income taxes and equity method investments. These material weaknesses contributed to restatements of our financial statements. See Notes 12, 21, and 22 of the Notes to Consolidated Financial Statements.

         In conjunction with the decision to restate our financial statements, we reevaluated our disclosure controls and procedures over the identification and application of accounting principles related to our accounting for income taxes and equity method investments, and concluded that these controls were not effective. We have taken steps to identify, rectify, and prevent the recurrence of the circumstances that resulted in the determination to restate prior period financial statements. As part of this undertaking, we have incorporated additional levels of review of the application of the related accounting principles, and increased emphasis on reviewing applicable accounting literature relating to the application of the related accounting principles. In addition, we hired a corporate controller and we engaged a public accounting firm to consult with regarding our accounting for income taxes. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

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

          (2)    Financial Statement Schedules
                                                                           Page
                                                                           ----
Schedule II - Valuation and Qualifying Accounts..........................  S-1


         All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

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

10.10+        Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form
              10-Q of Pegasus Communications Corporation filed with the
              Securities and Exchange Commission May 17, 2001).
10.11+        Executive Employment Agreement effective as of June 1, 2002 for
              Ted S. Lodge (which is incorporated herein by reference to Exhibit
              10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).
10.12+        Pegasus Communications Corporation Short Term Incentive Plan
              (Corporate, Satellite and Business Development) for calendar year
              2002 (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the
              Securities and Exchange Commission August 14, 2002).
10.13+        Supplemental Description of Pegasus Communications Corporation
              Short Term Incentive Plan (Corporate, Satellite and Business
              Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus
              Communications Corporation filed with the Securities and Exchange
              Commission August 14, 2002).
10.14+        Description of Long Term Incentive Compensation Program Applicable
              to Executive Officers for calendar year 2002 (which is
              incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).
10.15+*       Pegasus Communications Corporation Short Term Incentive Plan
              (Corporate, Satellite and Business Development) for calendar year
              2003.
10.16+*       Supplemental Description of Pegasus Communications Corporation
              Short Term Incentive Plan (Corporate, Satellite and Business
              Development) for calendar year 2003.
10.17+*       Description of Long-Term Incentive Compensation Program Applicable
              to Executive Officers for calendar year 2003.
21.1*         Subsidiaries of Pegasus Communications Corporation.
23.1**        Consent of PricewaterhouseCoopers LLP.
24.1*         Power of Attorney.
31.1**        Certification of Chief Executive Officer Pursuant to Securities
              Exchange Act of 1934 Rule 13a-14(a).
31.2**        Certification of Chief Financial Officer Pursuant to Securities
              Exchange Act of 1934 Rule 13a-14(a).
32.1**        Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
32.2**        Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
_________
*        Previously filed with Form 10-K.
**       Filed herewith.
+        Indicates a management contract or compensatory plan.

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

                                         PEGASUS COMMUNICATIONS CORPORATION



                                            By: /s/ Marshall W. Pagon
                                               ---------------------------------
                                               Marshall W. Pagon
                                               Chairman of the Board and
                                               Chief Executive Officer

Date: December 20, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marshall W. Pagon        Chairman of the Board and Chief               December 20, 2004
         Marshall W. Pagon        Executive Officer

By:  /s/ Joseph W. Pooler, Jr.    Chief Financial Officer                       December 20, 2004
         Joseph W. Pooler, Jr.    (Principal Financial and Accounting Officer)

By:              *                Director                                      December 20, 2004
    -----------------------------
          Ted. S. Lodge

By:              *                Director                                      December 20, 2004
    -----------------------------
         Howard E. Verlin

By:              *                Director                                      December 20, 2004
    -----------------------------
         James J. McEntee, III

* By /s/ Joseph W. Pooler, Jr.
    -----------------------------
         Joseph W. Pooler, Jr.
           Attorney-in-fact

                       PEGASUS COMMUNICATIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                    Page
                                                                                                                    ----
Financial Statements:

Report of Independent Auditors.....................................................................................  F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002.......................................................  F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2003, 2002, and 2001..................................................................................  F-4

Consolidated Statements of Common Stockholders' Equity for the years ended
December 31, 2003, 2002, and 2001..................................................................................  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002, and 2001..................................................................................  F-8

Notes to Consolidated Financial Statements.........................................................................  F-9

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2003, 2002, and 2001..................................................................................  S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasus Communications Corporation.

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Communications Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, effective July 1, 2003, the Company changed its accounting for the mandatorily redeemable preferred stock of its subsidiary pursuant to the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."

As discussed in Note 4, effective January 1, 2002, the Company changed its accounting for goodwill and other intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note 22, the Company restated its financial statements to correct errors related to the accounting for its investment in an affiliated entity and accounting for certain income tax matters.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 20, 2004, except for Note 23, as to which the date is August 26, 2004 and Note 22, as to which the date is December 20, 2004




                                            PEGASUS COMMUNICATIONS CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                           (In thousands, except share amounts)
                                                                                          December 31,     December 31,
                                                                                              2003             2002
                                                                                          --------------   --------------
                                                                                         (Restated - See  (Restated - See
                                                                                             Note 22)          Note 22)
Current assets:
   Cash and cash equivalents                                                               $    82,921       $   59,814
   Restricted cash                                                                              62,517              442
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $3,993 and $7,221, respectively             24,923           27,238
     Other                                                                                       7,529            9,521
   Deferred subscriber acquisition costs, net                                                    9,945           15,706
   Prepaid expenses                                                                              6,953            8,204
   Other current assets                                                                          6,549            7,288
                                                                                           -----------       ----------
     Total current assets                                                                      201,337          128,213
Property and equipment, net                                                                     83,702           85,062
Intangible assets, net                                                                       1,607,805        1,737,584
Other noncurrent assets                                                                        141,902          151,659
                                                                                           -----------       ----------

   Total                                                                                   $ 2,034,746       $2,102,518
                                                                                           ===========       ==========

Current liabilities:
   Current portion of long term debt                                                       $     3,157       $    5,752
   Accounts payable                                                                             12,362           16,773
   Accrued interest                                                                             34,696           35,526
   Accrued programming fees                                                                     54,303           57,196
   Accrued commissions and subsidies                                                            39,114           40,191
   Other accrued expenses                                                                       21,583           32,692
   Other current liabilities                                                                     7,158            7,201
                                                                                           -----------       ----------
     Total current liabilities                                                                 172,373          195,331
Long term debt                                                                               1,385,071        1,283,330
Mandatorily redeemable preferred stock                                                          85,512                -
Other noncurrent liabilities                                                                    70,507           46,169
                                                                                           -----------       ----------
   Total liabilities                                                                         1,713,463        1,524,830
                                                                                           -----------       ----------

Commitments and contingencies  (see Note 18)
Redeemable preferred stocks  (liquidation value at December 31, 2003: $222,269)                215,501            209,211
Redeemable preferred stock of subsidiary                                                             -             96,526
Minority interest                                                                                  452              2,157
Common stockholders' equity:
   Class A common stock, $0.01 par value; 250.0 million shares authorized; shares issued:
     10,886,994 and 10,347,576, respectively; shares outstanding: 9,522,786 and
     9,685,488, respectively                                                                       109                103
   Class B common stock, $0.01 par value; 30.0 million shares authorized; 1,832,760
     issued and outstanding                                                                         18                 18
   Nonvoting common stock, $0.01 par value; 200.0 million shares authorized; no shares
     issued and outstanding                                                                          -                  -
   Additional paid in capital                                                                1,149,306          1,146,728
   Investment in affiliate                                                                     (11,955)                 -
   Deferred compensation expense                                                                (1,396)                 -
   Accumulated deficit                                                                      (1,020,378)          (873,212)
   Class A common stock in treasury, at cost; 1,364,208 and 662,088 shares,
   respectively                                                                                (10,374)            (3,843)
                                                                                           -----------         ----------
     Total common stockholders' equity                                                         105,330            269,794
                                                                                           -----------         ----------

   Total                                                                                   $ 2,034,746         $2,102,518
                                                                                           ===========         ==========


           See accompanying notes to consolidated financial statements




                                        PEGASUS COMMUNICATIONS CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                     (In thousands, except per share amounts)

                                                                            Year Ended December 31,
                                                                         2003            2002            2001
                                                                       ---------       ---------      ----------
                                                                       (Restated       (Restated      (Restated
                                                                        - See           - See          - See
                                                                       Notes 12        Notes 12       Notes 12
                                                                        and 22)         and 22)        and 22)
Net revenues:
   Direct broadcast satellite                                          $ 831,211       $ 864,855      $  838,208
   Broadcast television and other operations                              31,641          32,446          27,710
                                                                       ---------       ---------      ----------
     Total net revenues                                                  862,852         897,301         865,918
Operating expenses:
   Direct broadcast satellite
     Programming                                                         378,552         387,849         359,879
     Other subscriber related expenses                                   172,873         197,841         205,120
                                                                       ---------       ---------      ----------
       Direct operating expenses (excluding depreciation and
         amortization shown below)                                       551,425         585,690         564,999
     Promotions and incentives                                            14,157          13,562          40,393
     Advertising and selling                                              23,481          30,907         104,677
     General and administrative                                           23,837          27,257          36,132
     Depreciation and amortization                                       162,398         168,589         257,543
                                                                       ---------       ---------      ----------
       Total direct broadcast satellite                                  775,298         826,005       1,003,744
   Broadcast television and other operations (including
     depreciation and amortization of $2,658, $3,476, and
     $4,795, respectively)                                                30,713          31,626          32,576
   Corporate and development expenses (including depreciation and amortization of $16,031, $38,575, and $1,607,
     respectively)                                                        32,129          56,760          22,314
   Other operating expenses                                               28,641          32,239          31,957
                                                                       ---------       ---------      ----------
     Loss from operations                                                 (3,929)        (49,329)       (224,673)
Interest expense                                                        (157,203)       (145,395)       (136,296)
Interest income                                                              923             905           4,907
Loss on impairment of marketable securities                                    -          (3,310)        (34,205)
Other nonoperating income (expense), net                                   3,102          19,485          (9,557)
                                                                       ---------       ---------      ----------
       Loss before equity in affiliates, income taxes, and              (157,107)       (177,644)       (399,824)
         discontinued operations
Equity in (losses) earnings of affiliates                                    205          (4,135)         11,054
Net benefit for income taxes                                               3,563          32,919         115,992
                                                                       ---------       ---------      ----------
     Loss before discontinued operations                                (153,339)       (148,860)      (272,778)
Discontinued operations:
  Income (loss) from discontinued operations (including gain on disposal of $10,346 in 2003 and $1,395 in 2002), net of
     income tax (expense) benefit of $(3,782) in 2003 and
     $6,663 in 2001                                                        6,173          (5,292)        (10,870)
                                                                       ---------       ---------      ----------

            Net loss                                                    (147,166)       (154,152)       (283,648)
Other comprehensive (loss) income:
  Unrealized loss on marketable securities, net of income tax
    benefit of $5,042 in 2001                                                  -          (4,931)         (8,226)
  Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, inclusive of
    accumulated income tax expense of $616 in 2002 and net of                  -           3,926          21,207
    benefit of $12,998 in 2001
                                                                       ---------       ---------      ----------
     Net other comprehensive (loss) income                                     -          (1,005)         12,981
                                                                       ---------       ---------      ----------
     Comprehensive loss                                                $(147,166)      $(155,157)     $ (270,667)
                                                                       =========       =========      ==========
Basic and diluted per common share amounts:
  Loss from continuing operations, including $19,834, $31,491,
    and $49,836, respectively, representing accrued and deemed         $  (15.16)      $  (15.08)     $   (28.70)
    preferred stock dividends
  Discontinued operations                                                   0.54           (0.44)          (0.97)
                                                                       ---------       ---------      ----------
   Net loss applicable to common shares                                $  (14.62)      $  (15.52)     $   (29.67)
                                                                       =========       =========      ==========
   Weighted average number of common shares outstanding                   11,424          11,958          11,242
                                                                       =========       =========      ==========


           See accompanying notes to consolidated financial statements



                                          PEGASUS COMMUNICATIONS CORPORATION
                                CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                    (In thousands)

                                 Class A         Class B
                               Common Stock   Common Stock
                              Number         Number           Additional                 Unamortized
                               of      Par     of      Par     Paid In      Investment     Deferred     Accumulated
                              Shares  Value  Shares   Value    Capital     in Affiliate  Compensation     Deficit
                              ------  -----  ------   -----   ----------   ------------  ------------   ------------
                                                                           (Restated -                  (Restated -
                                                                            See Notes                   See Notes 12
                                                                            12 and 22)                     and 22)
January 1, 2001                9,190  $  92   1,832   $  18   $  979,902              -             -   $   (435,412)
Net loss                                                                                                    (283,648)
Common stock issued for:
  Subscribers acquired            14      -                        1,431
  Exercise of warrants
    and stock options             22      -                        1,258
  Redemption and
    conversion of
    preferred stock              430      4                       50,998
  Employee plans and
    awards                        44      1                        4,495
  Payment of preferred
    stock dividends              296      3                       20,762
  Other                            2      -                          105
Dividends accrued on
  preferred stocks                                               (45,085)
Preferred stock induced
  conversion premium                                              (6,032)
Preferred stock accretion                                            (95)
Compensation related to
  stock options issued                                               339
Preferred stock original
  issue costs written off
  upon conversion of
  preferred stock                                                 (1,117)
Treasury stock canceled                                             (695)
Unrealized loss on
  marketable equity
  securities, net of income
  tax benefit of $5,042
Reclassification
  adjustment for realized
  loss on marketable
  equity securities, net of
  income tax of $12,998
Class A common stock
  repurchased
                              ------  -----  ------   -----   ----------   ------------  ------------   ------------
December 31, 2001              9,998  $ 100   1,832   $  18   $1,006,266              -             -   $   (719,060)

                                [RESTUBBED TABLE]


                            Accumulated      Treasury Stock     Total
                              Other          Number             Common
                           Comprehensive       of            Stockholders'
                           Income (Loss)     Shares    Cost    Equity
                           -------------     ------   -----  -------------
                                                             (Restated -
                                                             See Notes 12
                                                                and 22)
January 1, 2001                 $(11,976)         4   $(695) $     531,929
Net loss                                                          (283,648)
Common stock issued for:
  Subscribers acquired                                               1,431
  Exercise of warrants
    and stock options                                                1,258
  Redemption and
    conversion of
    preferred stock                                                 51,002
  Employee plans and
    awards                                                           4,496
  Payment of preferred
    stock dividends                                     297         21,062
  Other                                                                105
Dividends accrued on
  preferred stocks                                                 (45,085)
Preferred stock induced
  conversion premium                                                (6,032)
Preferred stock accretion                                              (95)
Compensation related to
  stock options issued                                                 339
Preferred stock original
  issue costs written off
  upon conversion of
  preferred stock                                                   (1,117)
Treasury stock canceled                          (4)    695              -
Unrealized loss on
  marketable equity
  securities, net of income
  tax benefit of $5,042           (8,226)                           (8,226)
Reclassification
  adjustment for realized
  loss on marketable
  equity securities, net of
  income tax of $12,998           21,207                            21,207
Class A common stock
  repurchased                                          (370)          (370)
                           -------------     ------   -----  -------------
December 31, 2001          $       1,005          -   $ (73) $     288,256

(continued on next page)




                                          PEGASUS COMMUNICATIONS CORPORATION
                          CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CONTINUED)
                                                    (In thousands)

                                 Class A        Class B
                               Common Stock   Common Stock
                              Number         Number           Additional                  Unamortized
                                of     Par     of      Par     Paid In      Investment     Deferred      Accumulated
                              Shares  Value  Shares   Value    Capital     in Affiliate  Compensation     Deficit
                              ------  -----  ------   -----   ----------   ------------  ------------   ------------
                                                                           (Restated -                  (Restated -
                                                                            See Notes                   See Notes 12
                                                                            12 and 22)                     and 22)
January 1, 2002                9,998  $ 100   1,832   $  18   $1,006,266              -             -   $   (719,060)
Net loss                                                                                                    (154,152)
Common stock issued for:
  Conversion of
   preferred stock               114      1                        7,728
  Employee plans and
   awards                        120      1                        1,320
  Payment of preferred
   stock dividends               116      1                        5,206
Dividends accrued on
   preferred stocks                                              (32,331)
Preferred stock accretion                                            (95)
Deemed dividends
  associated with
  preferred stocks                                                 1,572
Beneficial conversion
  feature recovered upon
  redemption of preferred
  stock                                                           (2,441)
Net differential recognized
  in repurchases and
  exchange of preferred
  stock                                                          162,192
Preferred stock original
  issue costs written off
  upon conversion and
  repurchases of preferred
  stock                                                           (2,689)
Unrealized loss on
  marketable equity
  securities
Reclassification
  adjustment for realized
  loss on marketable
  equity securities,
  inclusive of income tax
  expense of $616
Class A common stock
  repurchased and
  exchanged
                              ------  -----  ------   -----   ----------   ------------  ------------   ------------
December 31, 2002             10,348  $ 103   1,832   $  18   $1,146,728              -             -   $   (873,212)

                                                  [RESTUBBED TABLE]


                               Accumulated       Treasury Stock      Total
                                 Other          Number              Common
                              Comprehensive       of             Stockholders'
                              Income (Loss)     Shares    Cost      Equity
                              -------------     ------   ------- -------------
                                                                  (Restated -
                                                                 See Notes 12
                                                                    and 22)
January 1, 2002               $       1,005          -   $ (73)   $    288,256
Net loss                                                              (154,152)
Common stock issued for:
  Conversion of
   preferred stock                                                       7,729
  Employee plans and
   awards                                                  680           2,001
  Payment of preferred
   stock dividends                                                       5,207
Dividends accrued on
   preferred stocks                                                    (32,331)
Preferred stock accretion                                                  (95)
Deemed dividends
  associated with
  preferred stocks                                                       1,572
Beneficial conversion
  feature recovered upon
  redemption of preferred
  stock                                                                 (2,441)
Net differential recognized
  in repurchases and
  exchange of preferred
  stock                                                                162,192
Preferred stock original
  issue costs written off
  upon conversion and
  repurchases of preferred
  stock                                                                 (2,689)
Unrealized loss on
  marketable equity
  securities                         (4,931)                            (4,931)
Reclassification
  adjustment for realized
  loss on marketable
  equity securities,
  inclusive of income tax
  expense of $616                     3,926                              3,926
Class A common stock
  repurchased and
  exchanged                                        662    (4,450)       (4,450)
                              -------------     ------   -------  ------------
December 31, 2002                         -        662   $(3,843) $    269,794

(continued on next page)



                                      PEGASUS COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CONTINUED)
                                                (In thousands)

                                Class A        Class B
                             Common Stock    Common Stock
                             Number         Number         Additional                Unamortized
                               of     Par     of      Par   Paid In     Investment    Deferred    Accumulated
                             Shares  Value  Shares   Value  Capital    in Affiliate  Compensation   Deficit
                             ------  -----  ------   ----- ----------  ------------  ------------ -----------
                                                                        Restated -                (Restated -
                                                                        See Notes                 See Notes 12
                                                                        12 and 22)                   and 22)
January 1, 2003              10,348  $ 103   1,832   $  18 $1,146,728         -                -  $  (873,212)
Net loss                                                                                             (147,166)
Common stock issued for:
   Exercise of warrants
    and stock options             8      -                         47
   Conversion of
    preferred stock              22      -                      7,028
   Employee plans and
    awards                      502      6                      6,031                     $(1,396)
   Payment of preferred
    stock dividends               6      -                         99
Dividends accrued on
  preferred stocks                                            (18,599)
Preferred stock accretion                                      (1,052)
Differential recognized in
  exchange of preferred
  stock                                                           240
Investment in affiliate
  reclassified to contra-                                                  $(11,955)
  equity
  (see Note 22)
Warrants issued                                                 8,784
Class A common stock
  repurchased
                             ------  -----  ------   ----- ----------  ------------  ------------ -----------
December 31, 2003            10,886  $ 109   1,832   $  18 $1,149,306      $(11,955)      $(1,396)$(1,020,378)
                             ======  =====  ======   ===== ==========  ============  ============ ===========

                                [RESTUBBED TABLE]


                              Accumulated   Treasury Stock         Total
                                 Other     Number                 Common
                             Comprehensive   of                Stockholders'
                             Income (Loss) Shares     Cost        Equity
                             ------------- ------   --------   -------------
                                                                (Restated -
                                                               See Notes 12
                                                                  and 22)
January 1, 2003                          -    662   $ (3,843)  $     269,794
Net loss                                                            (147,166)
Common stock issued for:
   Exercise of warrants
    and stock options                                                     47
   Conversion of
    preferred stock                                                    7,028
   Employee plans and
    awards                                               171           4,812
   Payment of preferred
    stock dividends                                                       99
Dividends accrued on
  preferred stocks                                                   (18,599)
Preferred stock accretion                                             (1,052)
Differential recognized in
  exchange of preferred
  stock                                                                  240
Investment in affiliate
  reclassified to contra-
  equity
  (see Note 22)                                                      (11,955)
Warrants issued                                                        8,784
Class A common stock
  repurchased                                 702     (6,702)         (6,702)
                             ------------- ------   --------   -------------
December 31, 2003                        -  1,364   $(10,374)  $     105,330
                             ============= ======   ========   =============


         See accompanying notes to consolidated financial statements

                                          PEGASUS COMMUNICATIONS CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                                Year Ended December 31,
                                                                        2003              2002             2001
                                                                    ------------      ------------     -------------
       Cash flows from operating activities:                         (Restated -      (Restated -       (Restated -
                                                                    See Notes 12      See Notes 12     See Notes 12
                                                                       and 22)           and 22)          and 22)
          Net loss                                                     $(147,166)        $(154,152)       $(283,648)
          Adjustments to reconcile net loss to net cash provided
            by (used for) operating activities:
            Loss (gain) on extinguishments of debt                           510           (16,688)           2,912
            (Gain) loss on derivative instruments                         (1,210)           (2,962)           4,160
            Depreciation and amortization                                183,488           216,311          270,615
            Amortization of debt discount, premium, and deferred
              financing fees                                              26,689            26,408           24,393
            Noncash incentive compensation                                 4,549             1,743            2,564
            Gain on sale of broadcast television stations                (10,347)                -                -
            Equity in earnings (losses) of affiliates and
              minority interests                                          (1,909)            4,970          (10,807)
            Bad debt expense                                               9,105            23,809           36,511
            Deferred income taxes                                              -           (33,152)        (121,902)
            Impairment losses recognized                                     829             5,788           34,205
            Payments for broadcast television programming rights          (2,733)           (5,075)          (4,629)
            Patronage capital programming expense offset                 (14,475)          (22,686)         (25,063)
            Other                                                          3,891             9,207            7,334
            Change in current assets and liabilities:
              Accounts receivable                                          1,423            (8,393)         (40,701)
              Inventory                                                       34             8,493            6,923
              Deferred subscriber acquisition costs                      (21,046)          (31,086)         (19,421)
              Prepaid expenses                                               894             6,226           (1,440)
              Taxes payable                                                    -                 -          (29,620)
              Accounts payable and accrued expenses                      (18,269)           (3,929)          13,436
              Accrued interest                                             8,227             7,985           (1,180)
              Other current assets and liabilities, net                      297            (3,042)            (713)
                                                                     -----------      ------------     ------------
          Net cash provided by (used for) operating activities            22,781            29,775         (136,071)
                                                                     -----------      ------------     ------------
       Cash flows from investing activities:
          Direct broadcast satellite equipment capitalized               (21,549)          (26,431)         (20,830)
          Other capital expenditures                                      (2,814)           (4,610)         (25,297)
          Purchases of intangible assets                                    (454)             (346)         (13,730)
          Proceeds from sales of broadcast television stations            21,593                 -                -
          Other                                                              689               973             (889)
                                                                     -----------      ------------     ------------
          Net cash used for investing activities                          (2,535)          (30,414)         (60,746)
                                                                     -----------      ------------     ------------
       Cash flows from financing activities:
          Proceeds from notes issued                                           -                 -          175,000
          Borrowings on term loan facilities                             395,500            63,156                -
          Repayments of term loan facilities                            (239,824)           (3,065)         (37,750)
          Repayment of notes                                             (67,895)                -                -
          Net (repayments of) borrowings on revolving credit
            facility                                                           -           (80,000)           8,000
          Repayments of other long term debt                              (2,770)           (6,112)          (7,585)
          Purchases of common stock                                       (6,531)                -                -
          Purchases of outstanding notes                                       -           (25,468)               -
          Cash received upon exchange of notes                             1,948                 -                -
          Restricted cash                                                (60,071)              765             (916)
          Purchases of preferred stock                                         -           (23,345)               -
          Redemption of preferred stock                                        -            (5,717)               -
          Debt financing costs                                           (17,623)           (1,884)          (9,423)
          Other                                                              127            (2,550)            (197)
                                                                     -----------      ------------     ------------
          Net cash provided by (used for) financing activities             2,861           (84,220)         127,129
                                                                     -----------      ------------     ------------
       Net increase (decrease) in cash and cash equivalents               23,107           (84,859)         (69,688)
       Cash and cash equivalents, beginning of year                       59,814           144,673          214,361
                                                                     -----------      ------------     ------------
       Cash and cash equivalents, end of year                        $    82,921      $     59,814     $    144,673
                                                                     ===========      ============     ============


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

         Pegasus Media has debt outstanding under a credit agreement and has separate subsidiaries that conduct our direct broadcast satellite business and substantially all of our broadcast television business. Pegasus Media's significant direct operating subsidiaries are Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and Pegasus Broadcast Television, Inc. Pegasus Satellite Television and Golden Sky Systems provide multichannel direct broadcast satellite services as an independent provider of DIRECTV(R) ("DIRECTV") services in specific territories primarily within rural areas within 41 states. DIRECTV is a service of DIRECTV, Inc. Pegasus Broadcast Television owns and/or programs nine television stations affiliated with CBS Television, Fox Broadcasting Company, United Paramount Network, or The WB Television Network.

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

         We restated our consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 (see Notes 12 and 22).

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred by Pegasus Satellite for interest expense and amortization expense associated with intangible assets. Restated consolidated net losses were $147.2 million, $154.2 million, and $283.6 million for 2003, 2002, and 2001, respectively. Interest and amortization expenses were $157.2 million and $130.4 million, respectively, for 2003, $145.4 million and $154.2 million, respectively, for 2002, and $136.3 million and $245.4 million, respectively, for 2001. We have an accumulated deficit balance at December 31, 2003 of $1.0 billion. We primarily attribute the improvement in 2003 compared to 2002 to the continuation of the direct broadcast satellite business strategy (discussed below), along with a decrease of $22.5 million in amortization recorded in 2003 for certain licenses.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and maintaining adequate margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors, has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 153,369 during 2003 and the decrease of $33.6 million in direct broadcast satellite net revenues for 2003 compared to the 2002. These other significant factors include a significant competitive disadvantage that we experience in a large number of our territories in which EchoStar Communications Corporation ("EchoStar"), a competing direct broadcast satellite provider, provides local channels but DIRECTV does not; competition from EchoStar other than with respect to local channels; competition from digital cable providers; our continued focus on enrolling more creditworthy subscribers; our continued unwillingness to aggressively invest retention amounts in low margin subscribers; subscriber reaction to our price increases instituted in 2003; and a reduction in the number of new subscribers we obtain from DIRECTV, Inc.'s national retail chains. The number of territories in which we are disadvantaged by a lack of local channel service increased in 2003 and we believe will continue to increase in the first two quarters of 2004 because of DIRECTV Inc.'s delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV Inc.'s failure to provide certain of our key markets with local channels. DIRECTV, Inc. according to its most recent statements, intends to launch this satellite in the second quarter of 2004. We expect that our direct broadcast satellite business strategy will result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained. Additionally, we believe that all other factors cited above contributing to our subscriber losses will continue over the near term.

         Dividends on all of our preferred stock series are in arrears. (See Notes 6 and 7 for further information on the nondeclaration of dividends on preferred stock.)

Reliance on DIRECTV, Inc.

         Our principal operating business is the direct broadcast satellite business. For 2003, 2002, and 2001, revenues for this business were 96%, 96%, and 97%, respectively, of total consolidated revenues, and operating expenses for this business were 89%, 87%, and 92%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 81% and 83% of total restated consolidated assets at December 31, 2003 and December 31, 2002, respectively. As a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred Income Taxes

         We account for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for a deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized.

Net Loss Available for Common Shares and Computation of Per Common Share Amounts
- As Restated

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

                                                         2003         2002        2001
                                                       ---------    ---------   ---------
Net loss, as restated................................  $(147,166)   $(154,152)  $(283,648)
Accrued dividends on preferred stock.................     18,782       32,968      45,085
Deemed dividends associated with preferred stock.....          -       (1,572)      4,656
Accretion on preferred stock.........................      1,052           95          95
                                                       ---------    ---------   ---------
    Total accrued and deemed preferred stock
      dividends......................................     19,834       31,491      49,836
                                                       ---------    ---------   ---------
Net loss, as restated, available for common shares...  $(167,000)   $(185,643)  $(333,484)
                                                       =========    =========   =========

         The weighted average number of common shares outstanding is based upon the number of shares of Class A, Class B, and Nonvoting common stock outstanding during the periods reported. Diluted per common share amounts give effect to potential common shares outstanding during the periods reported and related adjustments to the net amount applicable to common shares and other reportable items. Basic and diluted per common share and related weighted average number of common share amounts are the same within each period reported because potential common shares were antidilutive and excluded from the computation due to our loss from continuing operations. The number of potential common shares at December 31, 2003, 2002, and 2001 was 4.7 million, 2.5 million, and 2.6 million, respectively.

Stock Based Compensation - As Restated

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                               2003            2002          2001
                                                             ---------       ---------     ---------
Net loss, as restated....................................    $(147,166)      $(154,152)    $(283,648)
Add all stock based employee compensation
  expense, net of income tax, included in net income,
  as reported............................................        3,567             885         1,443
Deduct all stock based employee compensation
  expense, net of income tax, determined under fair
  value method...........................................       (8,927)         (4,472)       (9,643)
                                                             ---------       ---------     ---------
Net loss, pro forma as restated..........................    $(152,526)      $(157,739)    $(291,848)
                                                             =========       =========     =========
Basic and diluted per common share amounts:
   Net loss applicable to common shares, as restated.....      $(14.62)        $(15.52)      $(29.67)
   Net loss applicable to common shares, pro forma as
     restated............................................       (15.09)         (15.82)       (30.39)

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

Pegasus PCS Partners, L.P. - As Restated
----------------------------------------

         Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"), a partnership owned and controlled by Marshall W. Pagon, held two personal communications system licenses in Puerto Rico. In August 1999, Pegasus Development Corporation, a direct subsidiary of Pegasus Communications, made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million. Presently, Pegasus PCS Partners' activities consist principally of investments in related companies. At December 31, 2003, the carrying value of such investments on the balance sheet of Pegasus PCS Partners is $13.9 million, including $0.7 million for investments in common stock of Pegasus Communications (see Note 22). In February 2002, Pegasus Development granted Mr. Pagon a ten year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

         Pegasus Development's share of undistributed results of operations of Pegasus PCS Partners was income of $205 thousand in 2003, a loss of $4.1 million in 2002, and income of $11.1 million in 2001. At December 31, 2003, Pegasus Development's investment in Pegasus PCS Partners is $12.0 million. This amount has been removed from other noncurrent assets and appropriately classified in equity as of December 31, 2003 (see Note 22).

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2003 and 2002 (in thousands):

                                                                          2003                2002
                                                                        --------            --------
Towers, antennas, and related equipment (7 to 20 years)................  $ 7,630             $ 6,872
Television broadcasting and production equipment (7 to 10 years).......   17,291              17,131
Equipment, furniture, and fixtures (5 to 10 years).....................   34,756              33,865
Direct broadcast satellite equipment capitalized (3 years).............   65,778              56,280
Building and improvements (up to 40 years).............................   25,495              24,997
Land...................................................................    6,036               6,036
Other..................................................................    3,559               4,615
                                                                        --------            --------
                                                                         160,545             149,796
Accumulated depreciation...............................................  (76,843)            (64,734)
                                                                        --------            --------
Property and equipment, net............................................  $83,702             $85,062
                                                                        ========            ========

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


4.       INTANGIBLE ASSETS AND GOODWILL - AS RESTATED

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

         The term "intangible asset or assets" means an intangible asset or assets other than goodwill. Intangible assets, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2003 and 2002 (in thousands):

                                                                          2003                2002
                                                                       ----------          ----------
Assets subject to amortization:
    Cost:
       Direct broadcast satellite rights (remaining life of 13
         years at December 31, 2003)...............................    $2,289,137          $2,289,068
       Other (2 to 40 years) ......................................       257,921             257,394
                                                                       ----------          ----------
                                                                        2,547,058           2,546,462
                                                                       ----------          ----------
    Accumulated amortization:
       Direct broadcast satellite rights...........................       862,903             752,396
       Other.......................................................        89,020              69,152
                                                                       ----------          ----------
                                                                          951,923             821,548
                                                                       ----------          ----------
Net assets subject to amortization.................................     1,595,135           1,724,914
Assets not subject to amortization:
    Broadcast television licenses..................................        12,670              12,670
                                                                       ----------          ----------
Intangible assets, net.............................................    $1,607,805          $1,737,584
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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         A reconciliation of net loss, as restated in arriving at the net loss, as adjusted and restated, for the effects of applying FAS 142 for 2001 is as follows (in thousands, except per share amounts):

                                                                             Per
                                                                            Share
                                                                           -------
Net loss, as restated.....................................   $(283,648)    $(29.67)
Add back goodwill amortization............................         432         .04
Add back amortization on broadcast television
   licenses...............................................         407         .04
Adjust amortization for change in useful life of
   direct broadcast satellite rights assets...............      71,177        6.33
                                                             ---------     -------
Net loss, as adjusted and restated........................   $(211,632)    $(23.26)
                                                             =========     =======

         The estimated aggregate amount of amortization expense for intangible assets subject to amortization for each of the next five years based on the balance of these assets at December 31, 2003 is $130.3 million, $128.3 million, $125.7 million, $124.9 million, and $124.9 million, respectively.

5. COMMON STOCK AND UNDISTRIBUTED EARNINGS OF 50% OR LESS OWNED ENTITIES - AS RESTATED

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

         During 2003 and 2002, our subsidiaries purchased an aggregate of 702,120 and 362,620, respectively, shares of the Class A common stock from unaffiliated parties for $6.5 million and $1.9 million, respectively, that we hold as treasury stock. Additionally in 2002, we obtained 299,468 Class A shares in exchange for Pegasus Satellite's preferred stock (see Note 7). The value attributed to the common shares obtained in the exchange was $1.9 million.

         The amount within accumulated deficit, as restated, that represents undistributed earnings of 50% or less owned entities accounted for under the equity method is $6.5 million and $6.3 million at December 31, 2003 and 2002, respectively.

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

         Redeemable preferred stocks consisted of the following at December 31, 2003 and 2002 (dollars in thousands):

                                   2003                      2002
                           ----------------------------------------------
                                       CARRYING                  CARRYING
                            SHARES      AMOUNT        SHARES      AMOUNT
                           ---------   --------     ----------   --------
Series C................   1,828,796   $198,788      1,808,114   $185,811
Series D................      12,500     13,500         12,500     13,000
Series E................       2,972      3,213         10,000     10,400
                                       --------                  --------
                                       $215,501                  $209,211
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

         The net decrease in Series E was due to the conversion of 7,028 shares with a liquidation preference value of $7.0 million into 22,540 shares of Pegasus Communications' Class A common stock, payment of accumulated dividends associated with the shares converted of $512 thousand, and dividends accrued and unpaid during the year of $353 thousand. The conversion was in accordance with the terms of Series E's certificate of designation.

Series C Convertible

         Each whole share of Series C has a liquidation preference value of $100 plus accrued and unpaid dividends, and is convertible at any time at the option of the holder into approximately .314 shares of Pegasus Communications' Class A common stock. This conversion ratio is subject to adjustment under certain circumstances. Holders of shares of Series C are entitled to receive, when, as, and if declared by our board of directors, dividends at a rate of 6-1/2% payable quarterly on January 31, April 30, July 31, and October 31 of each year. Dividends are payable, at the option of Pegasus Communications, in cash, shares of Pegasus Communications' Class A common stock, or a combination thereof. In the past, dividends for this series have all been paid with shares of Class A common stock. Dividends on Series C are payable on a cumulative basis when in arrears. In the event of liquidation, Series C ranks senior to Series D and Series E, and senior to all classes of Pegasus Communications' common stock. Pegasus Communications at its option may redeem shares in whole or part of Series C any time on at premiums specified in the certificate of designation for this series. Holders of Series C have no voting rights other than those granted by law, except that holders voting as a class are entitled to elect two directors to the board of directors in the event dividends payable on the series are in arrears for six quarterly periods until such arrearage is paid in full and concerning matters that affect the terms and ranking of the series or amendments to Pegasus Communications' charter that may adversely affect their rights. Although the holders of Series C do not have the right to require redemption under the terms of the certificate of designation, Series C is considered to be redeemable because there may be situations in which redemption of the series may be required that are not in our control.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Series E

         Each share of Series E has a liquidation preference value of $1,000 plus accrued and unpaid dividends. Each share of Series E is convertible at any time at the option of the holder into approximately 3.208 shares of Pegasus Communications' Class A common stock, subject to adjustment under certain circumstances. Each share of Series E is redeemable at the option of holders at a price of $1,000 plus accrued and unpaid dividends. Pegasus Communications may at its option redeem shares of Series E at any time at a price of $1,000 per share. The redemption price is in addition to any accrued and unpaid dividends. Holders of shares of Series E are entitled to receive, when, as, and if declared by the board of directors, dividends of 4% payable annually on January 1. Dividends on Series E are payable, at the option of Pegasus Communications, in cash or shares of Pegasus Communications' Class A common stock. Dividends on Series E are payable on a cumulative basis when in arrears. In the event of liquidation, Series E ranks, to the extent of its liquidation preference, junior to Series C preferred stock and senior to all classes of Pegasus Communications' common stock. Upon liquidation, holders of Series E are entitled to participate with holders of Pegasus Communications' common stock and other participating stock, if any, in the remaining assets of Pegasus Communications after certain other distributions have been satisfied. Generally, Series E has no voting rights other than those granted by law.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       LONG TERM DEBT

          Long term debt consisted of the following at December 31, 2003 and 2002 (in thousands):

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                             2003             2002
                                                                          ----------       ----------
Initial term loan facility of Pegasus Media due April 2005........        $   75,631       $  269,500

12-1/2% senior subordinated notes of Pegasus Media due July
    2005, net of unamortized discount of $813 thousand............                 -           67,082

Incremental term loan facility of Pegasus Media due July 2005.....            17,636           62,841

9-5/8% senior notes of Pegasus Satellite due October 2005.........            81,591          115,000

Tranche D term loan facility of Pegasus Media due July 2006, net
    of unamortized discount of $4.2 million.......................           295,025                -

12-3/8% senior notes of Pegasus Satellite due August 2006.........           158,205          195,000

9-3/4% senior notes of Pegasus Satellite due December 2006........            71,055          100,000

13-1/2% senior subordinated discount notes of Pegasus Satellite due March 2007, net of unamortized discount of $2.7 million
    and $22.7 million, respectively...............................           126,076          138,515

12-1/2% senior notes of Pegasus Satellite due August 2007.........           118,521          155,000

Term loan facility of Pegasus Satellite due August 2009, net of
    unamortized discount of $8.5 million..........................            94,221                -

11-1/4% senior notes of Pegasus Satellite due January 2010, net of
    unamortized net premium of $1.0 million.......................           341,893          175,000

Mortgage payable due 2010, interest at 9.25%......................             8,349            8,470

Other note due 2004 with stated interest of 6.75%.................                25            2,674
                                                                          ----------       ----------
                                                                           1,388,228        1,289,082
Less current maturities...........................................             3,157            5,752
                                                                          ----------       ----------
Long term debt....................................................        $1,385,071       $1,283,330
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

         In August 2003, Pegasus Satellite borrowed all of the $100.0 million financing available under a term loan agreement with a group of institutional lenders. This term loan is senior to all existing and future indebtedness of Pegasus Satellite. All unpaid principal and interest is due August 1, 2009. The rate of interest on outstanding principal is 12.5%. Interest accrues quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to the full compounded rate of interest of 12.5%. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. Proceeds of the borrowing were used as follows: $69.3 million to redeem all of the outstanding principal and associated accrued interest of Pegasus Media's 12-1/2% notes (see below); $2.5 million for costs associated with the term loan agreement; and $28.2 million to fund cash collateral placed into Pegasus Media's letter of credit facility referred to above. The total debt financing costs incurred for this agreement were $5.5 million, which have been deferred and are being amortized and charged to interest expense over the term of the agreement. In connection with the term loan agreement, Pegasus Communications issued 1.0 million warrants to purchase 2.0 million shares of nonvoting common stock to the group of institutional investors providing the funds for the term loan financing. A portion of the proceeds of the loan amounting to $8.8 million was attributed to the warrants based on the warrants' relative fair value to the overall consideration in the transaction. The amount attributed to the warrants was recorded as a discount to the amount of the term loan borrowed, and is being amortized and charged to interest expense over the term of the term loan facility.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

10.      OTHER OPERATING EXPENSES

         Other operating expenses for 2003, 2002, and 2001 included expenses associated with our DIRECTV, Inc. and patent infringement litigations aggregating $16.3 million, $15.8 million, and $21.4 million, respectively. (See
Note 18 for information concerning this litigation.)

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.      INCOME TAXES - AS RESTATED

         We have corrected the income taxes associated with continuing and discontinued operations as previously reported in our Form 10-K for the year ended December 31, 2003. We restated in the statement of operations for the year ended December 31, 2003 the allocation of income tax (expense) benefit between continuing operations and discontinued operations (See Note 22). We also corrected in the statements of operations and comprehensive loss for the years ended December 31, 2002 and 2001 the net benefit for income taxes as a result of certain interest expense not being deductible (see Note 22). We also restated the unaudited quarterly financial information for the years ended December 31, 2003 and 2002 to correct the allocation of the full year income tax (expense) benefit among the quarters of each year (see Note 21). We also restated in the statement of operations for the year ended December 31, 2003, 2002 and 2001 the income tax benefit as a result of the restatement of equity in earnings of affiliates during that year ended (see Note 22).

         Following is a summary of income taxes for 2003, 2002, and 2001 (in thousands), as previously reported:

                                                          2003        2002        2001
                                                         -----       -------    --------
State and local - current (expense) benefit..........    $(219)      $  (233)   $    753
                                                         -----       -------    --------
State - deferred:
   Net operating loss carryforwards..................        -         3,569       6,208

  Extinguishment of debt.............................        -          (501)         87

  Other..............................................        -          (805)      2,953
                                                         -----       -------    --------
     Total state deferred............................        -         2,263       9,248
                                                         -----       -------    --------
Federal - deferred:
   Net operating loss
    carryforwards....................................        -        41,640      72,427
  Extinguishment of debt.............................        -        (5,840)      1,019
   Other.............................................        -        (9,387)     34,519
                                                         -----       -------    --------
     Total federal deferred..........................        -        26,413     107,965
                                                         -----       -------    --------
Net benefit attributable to continuing operations....     (219)       28,443     117,966
Income taxes associated with other items:
   Deferred benefit for discontinued operations......        -             -       6,663
   Deferred benefit for unrealized loss on marketable
    equity securities................................        -             -       5,042
   Deferred tax associated with reclassification of
    realized loss on marketable equity
    securities......................                         -           616     (12,998)
                                                         -----       -------    --------
   Total income tax (expense) benefit recorded.......    $(219)      $29,059    $116,673
                                                         =====       =======    ========


         Following is a summary of income taxes for 2003, 2002, and 2001 (in thousands), as restated:

                                                           2003       2002        2001
                                                         --------    -------    --------
State and local - current (expense) benefit..........    $  (219)    $  (233)   $    753
                                                         --------    -------    --------
State - deferred:
   Net operating loss
    carryforwards....................................       2,030      3,460       4,498
  Extinguishment of debt.............................           -       (501)         87

  Other..............................................      (1,732)      (343)      4,507
                                                         --------    -------    --------
     Total state deferred............................         298      2,616       9,092
                                                         --------    -------    --------
Federal - deferred:
   Net operating loss carryforwards..................      23,698     40,363      52,476
   Extinguishment of debt............................           -     (5,840)      1,019
   Other.............................................     (20,214)    (3,987)     52,652
                                                         --------    -------    --------
     Total federal deferred..........................       3,484     30,536     106,147
                                                         --------    -------    --------
Net benefit attributable to continuing operations....       3,563     32,919     115,992
Income taxes associated with other items:
   Deferred benefit for discontinued operations......      (3,782)         -       6,663
   Deferred benefit for unrealized loss on marketable
    equity securities................................           -          -       5,042
   Deferred tax associated with reclassification of
    realized loss on marketable equity
    securities......................                            -        616     (12,998)
                                                         --------    -------    --------
   Total income tax (expense) benefit recorded.......    $   (219)   $33,535    $114,699
                                                         ========    =======    ========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Following were the deferred income tax assets and liabilities at December 31, 2003 and 2002 (in thousands), as previously reported:

                                                                                2003             2002
                                                                              -------          -------
Deferred tax assets:
   Current assets and liabilities............................................ $ 1,517           $ 4,454
   Excess of tax basis over book basis - marketable equity securities........  27,378            27,378
   Excess of tax basis over book basis - notes exchanged.....................   3,726                 -
   Loss carryforwards........................................................ 409,367           375,603
   Other.....................................................................     862               454
                                                                              -------           -------
       Total assets.......................................................... 442,850           407,889

Deferred tax liabilities:
   Excess of book basis over tax basis - property and equipment..............  (2,328)           (2,987)
   Excess of book basis over tax basis - amortizable intangible assets.......(346,671)         (362,360)
   Other.....................................................................    (148)
                                                                              -------           -------
       Total liabilities.....................................................(349,147)         (365,347)
                                                                              -------           -------
Net deferred tax assets (liabilities)........................................  93,703            42,542
Valuation allowance.......................................................... (93,703)          (42,542)
                                                                              -------           -------
Net deferred tax balance.....................................................  $    -            $    -

         Following were the deferred income tax assets and liabilities at December 31, 2003 and 2002 (in thousands), as restated:

                                                                                2003             2002
                                                                              -------           -------
Deferred tax assets:
   Current assets and liabilities............................................ $ 1,517           $ 4,454
   Excess of tax basis over book basis - marketable equity securities........  27,378            27,378
   Excess of tax basis over book basis - PCS Partners investment                1,650             1,650
   Excess of tax basis over book basis - notes exchanged.....................   3,726                 -
   Loss carryforwards........................................................ 377,430           351,704
   Excess of tax basis over book basis - AHYDO Note                            22,711            17,348
   Other.....................................................................     862               455
                                                                              -------           -------
       Total assets.......................................................... 435,274           402,989
Deferred tax liabilities:
   Excess of book basis over tax basis - property and equipment..............  (2,328)           (2,987)
   Excess of book basis over tax basis - amortizable intangible assets.......(346,671)         (362,360)
   Other.....................................................................    (148)                -
                                                                              -------           -------
       Total liabilities.....................................................(349,147)         (365,347)
                                                                              -------           -------
Net deferred tax assets (liabilities)........................................  86,127            37,642
Valuation allowance.......................................................... (86,127)          (37,642)
                                                                              -------           -------
Net deferred tax balance.....................................................  $    -            $    -
                                                                              =======           =======


                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         We had an income tax benefit of $3.6 million for continuing operations, for 2003, compared to an income tax benefit of $32.9 million for 2002. The income tax benefit for 2003 includes state income tax expense of $219 thousand. For discontinued operations, we had an income tax expense of $3.8 million for 2003. After considering both continuing and discontinued operations, no deferred income tax benefit or expense was recorded for 2003 because we were in a net deferred income tax asset position throughout the year against which a full valuation allowance was applied. At December 31, 2003, we had a net deferred income tax asset balance of $86.1 million, offset by a valuation allowance in the same amount. The valuation allowance increased by $48.5 million during 2003.

         This increase to the valuation allowance completely offset the deferred income tax benefits generated during the year and resulted in no deferred income tax expense or benefit for 2003. We believed that a valuation allowance sufficient to bring the deferred income tax asset balance to zero at December 31, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the deferred income tax asset will not be realized. Our effective income tax rate for continuing operations for 2003 was 2.27%, as restated, compared to the effective income tax rate for continuing operations for 2002 of 18.11%, as restated. The effective income tax rates for 2003 and 2002 were impacted by valuation allowances recorded during each year.

         Following is a reconciliation of the federal statutory income tax rate to our effective income tax rate attributable to continuing operations for 2003, 2002, and 2001, as previously reported:

                                                           2003            2002             2001
                                                          ------         -------           ------
Statutory rate.........................................    35.00%          35.00%           35.00%
Effect of valuation allowance..........................   (29.31)         (22.16)               -
Other..................................................    (5.69)           2.10            (6.99)
                                                          ------         -------           ------
Effective tax rate.....................................        -%          14.94%           28.01%
                                                          ======         =======           ======

         Following is a reconciliation of the federal statutory income tax rate to our effective income tax rate attributable to continuing operations for 2003, 2002, and 2001, as restated:

                                                           2003            2002             2001
                                                          ------          ------           ------
Statutory rate.........................................    35.00%          35.00%           35.00%
Effect of valuation allowance..........................   (28.46)         (19.07)               -
Effect of permanently disallowed interest..............    (4.33)          (1.44)           (0.76)
Other..................................................     0.01            2.31            (6.94)
                                                          ------         -------           ------
Effective tax rate.....................................     2.22%          16.80%           27.30%
                                                          ======         =======           ======

         At December 31, 2003, we had net operating loss carryforwards for income tax purposes of $993.2 million available to offset future taxable income that expire beginning 2004 through 2023.



13.      SUPPLEMENTAL CASH FLOW INFORMATION

         Following are significant noncash investing and financing activities for 2003, 2002, and 2001 (in thousands):

                                                                          2003           2002           2001
                                                                         -------        -------       -------
Preferred stock dividends, accrued and deemed, and accretion on
preferred stock with reduction of additional paid in capital.............$19,834        $31,491       $49,836

Payment of preferred stock dividends with shares of stock................     99         16,233        41,171

Net additional paid in capital from repurchase, exchange, conversion
and/or redemption of preferred stock.....................................    240        162,192             -

Redemption and conversion of preferred stock with issuance of Class
A common stock...........................................................  7,028          7,729        51,002

Common stock issued for employee benefits and awards.....................  4,633          2,001         4,496

Value of common stock warrants applied to debt discount..................  8,784              -             -

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                                2003              2002              2001
                              -------            -------          --------
Revenues                       $1,533            $ 8,325          $  7,861
Pretax income (loss)            9,955             (5,292)          (17,533)

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.      FINANCIAL INSTRUMENTS

         The carrying amount and fair value of our long term debt and redeemable preferred stock at December 31, 2003 and 2002 were as follows (in thousands):

                                                                      2003                         2002
                                                            -------------------------    ------------------------
                                                             CARRYING        FAIR         CARRYING        FAIR
                                                              AMOUNT         VALUE         AMOUNT        VALUE
Long term debt (including current portion).............      $1,388,228    $1,363,603     $1,289,082     $864,557
Redeemable preferred stocks (including the 12-3/4% series
preferred stock reported as a liability, along with
accrued and unpaid dividends thereon)..................         324,428       228,742        305,737       88,618

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

16.      WARRANTS

         We have issued warrants to purchase shares of Pegasus Communications' Class A common and nonvoting common stocks. Information on warrants outstanding at December 31, 2003 was as follows:

                         RATE OF CONVERSION
     NUMBER                INTO COMMON              EXERCISE            YEAR OF
   OUTSTANDING                STOCK                  PRICE             EXPIRATION
------------------    -----------------------    -------------------  -------------
           800                 1.0               $230.58 - 234.50        2005
        25,950                .774                     37.50             2007
         9,656                 1.0                     36.60             2007
     1,000,000                 0.4                     225.00            2010
     1,000,000(a)              2.0                       8.00            2010

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1996 Stock Option Plan

         This plan provides for the granting of nonqualified and qualified options to purchase a maximum of 2.0 million shares of Pegasus Communications' Class A common stock or, as amended in 2003, shares of nonvoting common stock. Participants in the plan are eligible employees, executive officers, and nonemployee directors. As amended in 2003, an employee may be granted a maximum of 400 thousand options in any one year, compared to the maximum grant of 400 thousand options over the term of the plan prior to the amendment. The plan and employee maximums are subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications. The plan terminates in September 2006. The plan provides that the exercise price of options granted is no less than the fair market value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable in accordance with a schedule determined at the time the option is granted. Exercisable options may be exercised any time up to the expiration or termination of the option. Outstanding options become exercisable immediately in the event of a change in control. New full time employees receive on the first anniversary of employment one time grants of 100 options and new part time employees receive one time grants of 50 options that are fully vested at the date of grant.

Restricted Stock Plan

         This plan provides for the granting of a maximum of 800 thousand, as amended in 2003, shares in the form of restricted stock or options to purchase stock. Stock issued may be in Pegasus Communications' Class A common stock or, as amended in 2003, nonvoting common stock. This plan provides for the granting of two types of restricted stock awards. One award is in the form of restricted Class A or, as amended in 2003, nonvoting common stock. For the other type of restricted stock award, recipients may elect to receive stock options for the purchase of shares of Pegasus Communications Class A common stock or, as amended in 2003, nonvoting common stock. Participants in the plan are eligible employees and executive officers. The maximum number of shares that may be granted for options that an individual may elect to receive in any one year under the plan is ten thousand. The maximum number of shares and options available annually is subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications. The plan terminates in September 2006. Restricted stock received under the plan generally vests based on years of service, except for special recognition awards that are fully vested on the date of grant. Recipients of restricted stock awards do not pay for any portion of the stock received. The plan provides that the exercise price of options granted is no less than the fair market value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable ratably from two to four years based upon a participant's years of service with us and are fully vested for participants that have at least four years of service with us at the date of grant. At December 31, 2003 and 2002, 479,154 and 119,678, respectively, shares of restricted stock had been granted under the plan. The cost of restricted stock issued under the plan was $5.0 million in 2003, $1.0 million in 2002, and $1.2 million in 2001. The costs for 2002 and 2001 were expensed in the year incurred. Of the $5.0 million cost for 2003, $3.6 million was expensed in 2003, with the remaining cost of $1.4 million being amortized over the remaining graded vesting period of 17 months. The weighted average fair value of shares issued under the plan was 13.88, $33.48, and $142.32 per share in 2003, 2002, and 2001, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Stock Options Issued under the 1996 Stock Option and Restricted Stock Plans

         The following table summarizes information about our stock options outstanding at December 31, 2003:

                                                                     WEIGHTED
                                                   WEIGHTED          AVERAGE                                WEIGHTED
                             OUTSTANDING AT         AVERAGE          REMAINING        EXERCISABLE AT        AVERAGE
   RANGE OF                   DECEMBER 31,          EXERCISE        CONTRACTUAL        DECEMBER 31,         EXERCISE
EXERCISE PRICES                   2003               PRICE          LIFE (YEARS)           2003              PRICE
----------------             ---------------       ----------       ------------       --------------       ---------
 $  0.40 - 79.99               1,134,920            $19.04               7.7               737,616           $22.72

  80.00 - 154.99                 200,260            104.47               6.0               195,456           104.19

 155.00 - 234.99                 138,682            198.41               6.1               124,416           199.70

 235.00 - 309.99                   3,072            247.02               3.9                 3,072           247.02

 310.00 - 389.99                     400            341.57               6.2                   400           341.57
                               ---------                                                 ---------
          Total                1,477,334             48.02               7.3             1,060,960            59.25
                               =========                                                 =========

         The following table summarizes stock option activity over the past three years:

                                                                                    WEIGHTED
                                                                  NUMBER OF          AVERAGE
                                                                    SHARES        EXERCISE PRICE
                                                                  ---------       --------------
Outstanding at January 1, 2001............................          641,764          $111.45
Granted...................................................          341,812            45.75
Exercised.................................................           (1,070)           85.80
Canceled or expired.......................................          (56,658)          127.15
                                                                  ---------
Outstanding at December 31, 2001..........................          925,848            86.77
Granted...................................................          412,504             5.73
Canceled or expired.......................................         (112,470)           88.95
                                                                  ---------
Outstanding at December 31, 2002..........................        1,225,882            59.30
Granted...................................................          353,070            13.40
Exercised.................................................           (7,578)            5.18
Canceled or expired.......................................          (94,040)           50.97
                                                                  ---------
Outstanding at December 31, 2003..........................        1,477,334            48.02
                                                                  =========

Options exercisable at December 31, 2001..................          617,316            83.30
Options exercisable at December 31, 2002..................          814,458            73.53

         If we had used the fair value method of valuing our stock options, the estimated weighted average fair value of options granted would have been $9.88, $37.30, and $21.25 per share for 2003, 2002, and 2001, respectively. The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   2003                 2002                 2001
                                                  ------               ------               ------
Risk free interest rate....................        2.65%                4.67%                 4.70%
Dividend yield.............................        0.00%                0.00%                 0.00%
Volatility factor..........................        87.9%                68.4%                 59.4%
Weighted average expected life (years).....         6.0                  6.0                   6.0

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Employee Stock Purchase Plan

         The plan encourages stock ownership in Pegasus Communications by all eligible employees through the automatic grant of options to purchase Pegasus Communications' Class A common stock or, as amended in 2003, nonvoting common stock. The maximum number of shares that may be issued under options under the plan is 600 thousand, subject to adjustment under certain circumstances specified in the plan. Eligible employees are those who have completed at least 30 days of employment. No otherwise eligible employee may be granted an option if such employee, immediately before or after the option is granted, owns stock possessing five percent or more of the total combined voting power or value of all classes of stock of Pegasus Communications, including stock which the employee may purchase under options outstanding under any other program intended to qualify as an employee stock purchase plan. Eligible employees may contribute up to 10% of their base or regular rate of compensation through payroll deductions to purchase newly issued shares of Pegasus Communications under the plan. Each employee is limited in any calendar year to purchasing no more than $25,000 in fair market value of shares purchased under all of our outstanding employee stock purchase plans. Options to purchase shares are granted on the first business day of the first month of each calendar quarter, and options are automatically exercised on the last business day of the last month of each calendar quarter. Option terms are three months ending on the last day of the last month of each calendar quarter. The exercise price of options is 85% of the lesser of the per share fair market value of Class A common stock on the grant date or exercise date. The number of shares of Class A common stock issued under this plan was 32,438, 45,400, and 2,396 in 2003, 2002, and 2001, respectively.

401(k) Plan

         Pegasus Communications maintains a 401(k) plan that covers eligible employees in the United States. Substantially all employees that complete two months of service are eligible to participate. Participants other than highly compensated employees are permitted to make salary deferral contributions, subject to dollar limitations imposed by existing tax laws, of up to 50%. Highly compensated employees may make salary deferral contributions of no more than 15%. Pegasus Communications matches 100% of employee contributions up to 6% of employees' before tax salary contributed. Pegasus Communications may make additional contributions at its discretion to eligible employees. Pegasus Communications' contributions to the plan are allocable to each participant's account. Pegasus Communications' contributions are made in the form of its Class A common stock or in cash used to purchase its Class A common stock. Pegasus Communications has authorized and reserved for issuance up to 82 thousand shares of Class A common stock in connection with the plan. Pegasus Communications' contributions to the plan are subject to limitations under applicable laws and regulations. All employee contributions to the plan are fully vested at all times and all of Pegasus Communications' contributions, if any, vest ratably from two to four years of service. Pegasus Communications' contributions are fully vested for participants that have at least four years of service at the date of the contribution. The expense for these plans was $1.2 million, $601 thousand, and $1.6 million for 2003, 2002, and 2001, respectively.

18.      COMMITMENTS AND CONTINGENCIES

Legal Matters

DIRECTV, Inc. Litigation
------------------------

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         On February 5, 2004, DIRECTV, Inc. announced that it was unilaterally terminating court ordered mediation with us. A copy of DIRECTV, Inc.'s announcement has been filed as exhibit to Pegasus Communications' Form 8-K filed on February 6, 2004.

Seamless Marketing Litigation
-----------------------------

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         In connection with our initial investment in a licensing arrangement with Personalized Media (see note 19), we issued to Personalized Media 1,000,000 warrants to purchase 400,000 shares of our Class A common stock at an exercise price of $225 per share. The warrants expire if not exercised prior to January 2010. If the warrants are exercised within 120 days before the end of their ten-year term, and if the market price per share of our Class A common stock at the time of exercise exceeds the per-share exercise price of $225 by less than $80, we will be required to pay the exercising holder the difference between $80 per share and the amount of that excess.

19.      RELATED PARTY TRANSACTIONS - AS RESTATED

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Pegasus Development has a limited partnership interest in Pegasus PCS Partners. Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon. Pegasus Development's restated investment in Pegasus PCS Partners was $12.0 million and $11.8 million at December 31, 2003 and 2002, respectively. Pegasus Development's share of undistributed results of Pegasus PCS Partners varies depending on a variety of factors specified in the operating agreement between Pegasus Development and Pegasus PCS Partners. Pegasus Development's share of Pegasus PCS Partners undistributed results of operations included in our results from continuing operations was income of $205 thousand in 2003, a loss of $4.1 million in 2002 and income of $11.1 million in 2001. Pegasus Development granted Marshall Pagon a ten year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities. Pegasus Development's investment in Pegasus PCS Partners was reclassified to equity on December 31, 2003 (see Note 22).

         Pegasus Development has a licensing arrangement with Personalized Media. Mary Metzger, a member of Pegasus Communications' board of directors, has a controlling interest in Personalized Media. Pegasus Development paid a total of $112.2 million in a combination of cash, 80,000 shares of Pegasus Communications Class A common stock, and warrants to purchase 400,000 shares of Class A common stock in 2000 to enter into the arrangement. Pegasus Development's carrying amount of the license it recorded with respect to this arrangement was $82.3 million and $89.8 million at December 31, 2003 and 2002, respectively. The license provides Pegasus Development with an exclusive field of use with respect to Personalized Media's patent portfolio concerning the distribution of satellite services from specified orbital locations. Pegasus Development paid an annual fee for this license of $100 thousand in each of 2003, 2002, and 2001. No further fees for the license are due.

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

20.      INDUSTRY SEGMENTS

         Our only reportable segment at December 31, 2003 was our direct broadcast satellite business. Our direct broadcast satellite business provides multichannel DIRECTV services in rural areas of the United States on a subscription basis. Audio and video programming provided 89%, 92%, and 93% of the total direct broadcast satellite business revenues in 2003, 2002, and 2001, respectively. Information on the direct broadcast satellite business' revenue and how it contributed to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations. The direct broadcast satellite business derived all of its revenues from external customers for each period presented. Capital expenditures for the direct broadcast satellite business were $22.3 million, $28.2 million, and $37.0 million for 2003, 2002, and 2001, respectively. Capital expenditures for all other operations were $2.1 million, $2.8 million, and $9.1 million for 2003, 2002, and 2001, respectively. Identifiable total assets for direct broadcast satellite business were $1.6 billion and $1.7 billion at December 31, 2003 and 2002, respectively. Identifiable total assets for all other operations, as restated, were $389.3 million and $364.5 million at December 31, 2003 and 2002, respectively. Our chief operating decision maker uses the measure "Direct broadcast satellite operating profit (loss) before depreciation and amortization," as adjusted for special items, to evaluate our direct broadcast satellite business segment. This is calculated as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as derived from the statements of operations, as adjusted for the special item of $4.5 million for a contract termination fee within other subscriber related expenses in the statement of operations and comprehensive loss. The contract termination fee was initially accrued in 2002 and increased other subscriber related expenses. The accrual for this fee was reversed in the second quarter 2003 because the related contract was amended to eliminate the fee and decreased other subscriber related expenses. The calculation of the measure for 2003 adds back the reversal of the fee and for 2002 deducts the initial accrual of the fee.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.      QUARTERLY INFORMATION (UNAUDITED) - AS RESTATED
         (in thousands, except per share amounts)

         We restated the unaudited quarterly financial information below for the years ended December 31, 2003 and 2002 to correct for the restatements discussed in Notes 12 and 22. These restatements had no impact on cash flows for the annual periods.

                                                                  Quarter Ended
As previously reported:                           March 31,   June 30,    September 30,    December 31,
                                                    2003        2003          2003            2003
                                                  --------    --------    -------------    ------------
Net revenues......................................$213,118    $214,177      $214,654         $220,903
(Loss) income from operations...................... (5,701)     (1,836)       (4,861)           8,469
Net loss...........................................(36,687)    (38,595)      (41,185)         (34,570)
Basic and diluted per common share amounts:
Net loss applicable to common shares,
   including accrued and deemed preferred
   stock dividends................................   (3.80)      (4.01)        (3.85)           (3.31)

As previously reported:                           March 31,   June 30,    September 30,    December 31,
                                                    2002        2002           2002           2002
                                                  --------    --------    -------------    ------------
Net revenues......................................$221,729    $224,019      $224,754        $226,799
Loss from operations.............................. (14,175)     (6,489)      (12,845)        (15,820)

Net loss.......................................... (31,740)    (29,868)      (37,935)        (54,085)
Basic and diluted per common share amounts:
Net loss applicable to common shares,
   including accrued and deemed preferred
   stock dividends................................   (3.33)      (3.22)        (3.83)          (5.12)

                                                                   Quarter Ended
As restated:                                      March 31,   June 30,    September 30,    December 31,
                                                    2003        2003          2003            2003
                                                  --------    --------    -------------    ------------
Net revenues                                      $213,118    $214,177      $214,654         $220,903
(Loss) income from operations                       (5,701)     (1,836)       (4,861)           8,469
Net loss                                           (35,284)    (36,809)      (41,185)         (33,888)
Basic and diluted per common share amounts:
Net loss applicable to common shares,
   including accrued and deemed preferred
   stock dividends................................  (3.68)       (3.85)        (3.85)          (3.25)

As restated:                                      March 31,   June 30,    September 30,    December 31,
                                                    2002        2002          2002            2002
                                                  --------    --------    -------------    ------------
Net revenues                                      $221,729    $224,019      $224,754         $226,799
Loss from operations                               (14,175)     (6,489)      (12,845)         (15,820)
Net loss                                           (42,178)    (40,044)      (25,849)         (46,081)
Basic and diluted per common share amounts:
Net loss applicable to common shares,
   including accrued and deemed preferred
   stock dividends.................................  (4.20)      (4.06)        (2.82)           (4.45)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


22.      RESTATEMENT OF FINANCIAL STATEMENTS

         We restated these financial statements to correct errors related to the accounting for our investment in Pegasus PCS Partners and our accounting for income taxes. Specifically we: (1) corrected the classification in the December 31, 2003 balance sheet of our investment in Pegasus PCS Partners from other noncurrent assets to equity (see below); (2) restated in the statements of operations and comprehensive loss for the years ended December 31, 2003, 2002, and 2001 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, with accompanying restatements of the related investment balances in the balance sheets as of December 31, 2003 and 2002 (see below); (3) restated in the statements of operations and comprehensive loss for the year ended December 31, 2003 the allocation of income tax expense (benefit) between continuing operations and discontinued operations and restate in the statements of operations and comprehensive loss for the years ended December 31, 2003, 2002 and 2001 the income tax expense (benefit) as a result of the restatement noted in (2) (see Note 12); (4) restate in the statements of operations and comprehensive loss for the years ended December 31, 2002 and 2001 the net benefit for income taxes as a result of certain interest expense not being deductible (see below); (5) restated in the statements of common stockholders' equity the net loss and the investment in affiliate related to
(1), (2), (3), and (4) above; also to restate in the statement of common stockholders' equity the January 1, 2001 accumulated deficit balance related to certain interest expense not being deductible for the year ended December 31, 2000 (January 1, 2001 accumulated deficit increased by $2.5 million); (6) restated in the statements of cash flows for the years ended December 31, 2003, 2002, and 2001 the net loss and certain line items in the adjustments to reconcile net loss to net cash provided by (used for) operating activities related to (2), (3), and (4) above (the net cash provided by (used for) operating activities has not changed); (7) restated Note 21 - Quarterly Information to reflect the statements of operations restatements discussed in
(2), (3), and (4) above and to restate the allocation of the full year income tax (expense) benefit among the quarters of each year; and (8) restated certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (7).

         Investment in Affiliate

         Pegasus Development has a limited partnership interest in Pegasus PCS Partners. Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer.

         In January 1996 and April 1999, Pegasus PCS Partners acquired two personal communications system licenses in Puerto Rico in FCC auctions. In August 1999, Pegasus Development made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Prior to August 1999, Pegasus PCS Partners was owned by entities beneficially controlled by Marshall W. Pagon. At the time of the investment, Pegasus PCS Partners still held the aforementioned two personal communications system licenses in Puerto Rico. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million and net proceeds were approximately $28 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Approximately $22 million of the net proceeds from the February 2001 and May 2001 Pegasus PCS Partners' license sales were used to make a series of investments in 2001, 2002, and 2003, in Pegasus Capital Holdings, LLC ("PCH LLC"); approximately $2 million of the net proceeds were used to purchase 71,000 Class A shares of Pegasus Communications on the open market; and approximately $4 million was distributed in accordance with the partnership agreement to satisfy tax obligations. As a result of this use of net proceeds, Pegasus PCS Partners' assets consist principally of senior preferred equity interests in PCH LLC, 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, the assets underlying Pegasus Development's interest in Pegasus PCS Partners as of December 31, 2003 were removed from other noncurrent assets and appropriately classified in equity.

         The approximate fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 was $15.8 million based on our Class A common share price at that date.

         Also, for the years ended December 31, 2003, 2002, and 2001, we corrected our equity in earnings (losses) of affiliates related to our investment in Pegasus PCS Partners. These corrections are the combined result of incorrect allocations of profits and losses in accordance with the LP agreement and an impairment of the assets of Pegasus PCS Partners during 2002.

         Income Taxes - See Note 12

         We also corrected the income taxes associated with continuing and discontinued operations as previously reported in our Form 10-K for the year ended December 31, 2003. We corrected in the statement of operations for the year ended December 31, 2003 the allocation of income tax (expense) benefit between continuing operations and discontinued operations. We also corrected in the statements of operations and comprehensive loss for the years ended December 31, 2002 and 2001 the net benefit for income taxes as a result of certain interest expense not being deductible. We also corrected the unaudited quarterly financial information for the years ended December 31, 2003 and 2002 to correct the allocation of the full year income tax (expense) benefit among the quarters of each year (see Note 21). We also corrected in the statement of operations for the years ended December 31, 2003, 2002 and 2001 the income tax benefit as a result of the restatement of equity in earnings of affiliates during that year ended.

         Summary of Corrections

         These corrections, along with the tax corrections discussed in Note 12, affected amounts previously reported for the years ended December 31, 2003, 2002, and 2001 and as of December 31, 2003 and 2002. We summarized the effects in the following tables.

                               Selected Consolidated Balance Sheet Data

                                                                         December 31,      December 31,
                                                                             2003             2002
(in thousands)                                                           -----------       -----------
As previously reported:

Other noncurrent assets                                                  $   158,256       $  159,929
Total assets                                                               2,051,100        2,110,788
Investment in affiliates                                                           -                -
Accumulated deficit                                                       (1,015,979)        (864,942)
Total common stockholders' equity                                            121,684          278,064
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                              $ 2,051,100       $2,110,788

As restated:

Other noncurrent assets                                                  $   141,902       $  151,659
Total assets                                                               2,034,746        2,102,518
Investment in affiliate                                                      (11,955)               -
Accumulated deficit                                                       (1,020,378)        (873,212)
Total common stockholders' equity                                            105,330          269,794
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                              $ 2,034,746       $2,102,518

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               Selected Consolidated Statements of Operations and Comprehensive Loss Data

                                                            December 31,     December 31,    December 31,
(in thousands, except per share amounts)                       2003             2002            2001
As previously reported:                                      ---------        ---------       ---------
Equity in (losses) earnings of affiliates                    $  (3,666)       $     865       $  14,324
Net (expense) benefit for income taxes                            (219)          28,443         117,966
Loss before discontinued operations                           (160,992)        (148,336)       (267,534)
Income (loss) from discontinued operations                       9,955           (5,292)        (10,870)
Net loss                                                      (151,037)        (153,628)       (278,404)
Comprehensive loss                                           $(151,037)       $(154,633)      $(265,423)

Basic and diluted per share amounts:

Loss from continuing operations, including $19,834,
$31,491, and $49,836, respectively, representing
accrued and deemed preferred stock dividends                    (15.83)          (15.04)         (28.23)
Discontinued operations                                           0.87            (0.44)          (0.97)
Net loss applicable to common shares                            (14.95)          (15.48)         (29.20)


As restated:

Equity in (losses) earnings of affiliates                    $     205        $  (4,135)      $  11,054
Net benefit for income taxes                                     3,563           32,919         115,992
Loss before discontinued operations                           (153,339)        (148,860)       (272,778)
Income (loss) from discontinued operations                       6,173           (5,292)        (10,870)
Net loss                                                      (147,166)        (154,152)       (283,648)
Comprehensive loss                                           $(147,166)       $(155,157)      $(270,667)

Basic and diluted per common share amounts:

Loss from continuing operations, including $19,834,
$31,491, and $49,836, respectively, representing
accrued and deemed preferred stock dividends                    (15.16)          (15.08)         (28.70)
Discontinued operations                                           0.54            (0.44)          (0.97)
Net loss applicable to common shares                            (14.62)          (15.52)         (29.67)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                  Selected Consolidated Statements of Common Stockholders' Equity Data

                                                                                                            Total Common
                                                                 Investment in         Accumulated         Stockholders'
                                                                    Affiliate             Deficit               Equity
(in thousands)                                                  -----------------    -----------------    -----------------
As previously reported:

January 1, 2001                                                       $       -           $ (432,910)           $534,431
Net loss                                                                      -             (278,404)           (278,404)
December 31, 2001                                                             -             (711,314)            296,002

January 1, 2002                                                               -             (711,314)            296,002
Net loss                                                                      -             (153,628)           (153,628)
December 31, 2002                                                             -             (864,942)            278,064

January 1, 2003                                                               -             (864,492)            278,064
Net loss                                                                      -             (151,037)           (151,037)
Investment in affiliate appropriately classified to
contra equity                                                                 -                    -                   -
December 31, 2003                                                     $       -          $(1,015,979)           $121,684

As restated:

January 1, 2001                                                       $       -            $(435,412)           $531,929
Net loss                                                                      -             (283,648)           (283,648)
December 31, 2001                                                             -             (719,060)            288,256

January 1, 2002                                                               -             (719,060)            288,256
Net loss                                                                      -             (154,152)           (154,152)
December 31, 2002                                                             -             (873,212)            269,794

January 1, 2003                                                               -             (873,212)            269,794
Net loss                                                                      -             (147,166)           (147,166)
Investment in affiliate appropriately classified to
contra equity                                                           (11,955)                   -             (11,955)
December 31, 2003                                                     $ (11,955)         $(1,020,378)           $105,330



               Selected Consolidated Statements of Cash Flows Data

                                                                     December 31,         December 31,         December 31,
                                                                         2003                 2002                 2001
(in thousands)                                                       -----------          -----------          -----------
As previously reported:
Net loss                                                              $(151,037)           $(153,628)           $(278,404)
Equity in (losses) earnings of affiliates and minority
interests                                                                 1,962                  (30)             (14,077)
Deferred income taxes                                                 $       -             $(28,676)           $(123,876)

As restated:

Net loss                                                              $(147,166)           $(154,152)           $(283,648)
Equity in (losses) earnings of affiliates and minority
interests                                                                (1,909)               4,970              (10,807)
Deferred income taxes                                                 $       -            $ (33,152)           $(121,902)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


23.      SUBSEQUENT EVENTS

Acquisition of Broadcast Television Stations

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

Stock Split

         On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split of our common stock which was effected in the form of a stock dividend for holders of record on August 19, 2004. The dividend was distributed on August 26, 2004. As of August 19, 2004, we had 11,472,942 million shares of Class A common stock and 1,832,760 shares of Class B common stock outstanding, including 1,315,208 Class A shares held by Pegasus Satellite Communications, Inc., our unconsolidated subsidiary; 195,000 Class A shares held by Pegasus Development, our consolidated subsidiary; and 71,000 Class A and 14,472 Class B shares held by Pegasus PCS Partners, a consolidated variable interest entity.

         All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

PEGASUS COMMUNICATIONS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(IN THOUSANDS)

                                     BALANCE AT        ADDITIONS         ADDITIONS
                                    BEGINNING OF      CHARGED TO        CHARGED TO                         BALANCE AT
          DESCRIPTION                  PERIOD          EXPENSES       OTHER ACCOUNTS      DEDUCTIONS      END OF PERIOD
         Allowance for
       Doubtful Accounts
       -----------------
           Year 2003                   $ 7,221          $ 9,105                           $12,333 (a)        $ 3,993
           Year 2002                     6,016           23,809                            22,604 (a)          7,221
           Year 2001                     3,303           36,511                            33,798 (a)          6,016


  Valuation Allowance for Net
  Deferred Income Tax Assets
  --------------------------
           Year 2003 (as restated)     $37,642          $48,485                                              $86,127
           Year 2002 (as restated)                       37,642                                               37,642

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

10.8+*        Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002, and as amended through
              Amendment No. 5.
10.9+*        Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002, and as amended through
              Amendment No. 4.
10.10+        Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form
              10-Q of Pegasus Communications Corporation filed with the
              Securities and Exchange Commission May 17, 2001).
10.11+        Executive Employment Agreement effective as of June 1, 2002 for
              Ted S. Lodge (which is incorporated herein by reference to Exhibit
              10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).
10.12+        Pegasus Communications Corporation Short Term Incentive Plan
              (Corporate, Satellite and Business Development) for calendar year
              2002 (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the
              Securities and Exchange Commission August 14, 2002).
10.13+        Supplemental Description of Pegasus Communications Corporation
              Short Term Incentive Plan (Corporate, Satellite and Business
              Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus
              Communications Corporation filed with the Securities and Exchange
              Commission August 14, 2002).
10.14+        Description of Long Term Incentive Compensation Program Applicable
              to Executive Officers for calendar year 2002 (which is
              incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).
10.15+*       Pegasus Communications Corporation Short Term Incentive Plan
              (Corporate, Satellite and Business Development) for calendar year
              2003.
10.16+*       Supplemental Description of Pegasus Communications Corporation
              Short Term Incentive Plan (Corporate, Satellite and Business
              Development) for calendar year 2003.
10.17+*       Description of Long-Term Incentive Compensation Program Applicable
              to Executive Officers for calendar year 2003.
21.1*         Subsidiaries of Pegasus Communications Corporation.
23.1**        Consent of PricewaterhouseCoopers LLP.
24.1*         Power of Attorney.
31.1**        Certification of Chief Executive Officer Pursuant to Securities
              Exchange Act of 1934 Rule 13a-14(a).
31.2**        Certification of Chief Financial Officer Pursuant to Securities
              Exchange Act of 1934 Rule 13a-14(a).
32.1**        Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
32.2**        Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
_________
*        Previously filed with Form 10-K.
**       Filed herewith.
+        Indicates a management contract or compensatory plan.