Form 10-Q/A
period 2004-03-31
PEGASUS COMMUNICATIONS CORP /
filed 2004-12-20
CIK 1135338

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

           Class A Common Stock, $0.01 par value
           (excluding 1,315,208 shares held by Pegasus Satellite
           Communications, Inc. and 240,003 shares held by
           consolidated subsidiaries)                                10,032,888

           Class B Common Stock, $0.01 par value                      1,832,760

           Non-Voting Common Stock, $0.01 par value                           -

                       PEGASUS COMMUNICATIONS CORPORATION

                                   FORM 10-Q/A
                                TABLE OF CONTENTS
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets
                  March 31, 2004 and December 31, 2003                         4

               Consolidated Statements of Operations and Comprehensive Loss
                  Three months ended March 31, 2004 and 2003                   5

               Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 2004 and 2003                   6

               Notes to Consolidated Financial Statements                      7

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         30

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     49

Item 4.        Controls and Procedures                                        50

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                              52

Item 2.        Changes in Securities and Use of Proceeds                      52

Item 3.        Defaults Upon Senior Securities                                52

Item 6.        Exhibits and Reports on Form 8-K                               54

Signatures                                                                    56

Certifications                                                                57

                                EXPLANATORY NOTE

         This Form 10-Q/A is being filed to amend the Form 10-Q for the quarter ended March 31, 2004 as filed on May 18, 2004. The purpose of this amended filing is to: (1) restate in the March 31, 2004 balance sheet Pegasus PCS Partners, L.P.'s ("Pegasus PCS Partners") investment in Pegasus Capital Holdings, LLC ("PCH LLC"), the related minority interest, and other common stockholders' equity for certain prior period adjustments to the related investment account (see Note 16); (2) restate in the December 31, 2003 balance sheet our investment in Pegasus PCS Partners and other common stockholders' equity for certain prior period adjustments to the related investment account (see Note 16); (3) correct the classification in the March 31, 2004 and December 31, 2003 balance sheets of Pegasus PCS Partners' remaining investment in PCH, LLC and of our remaining investment in Pegasus PCS Partners, respectively, from other noncurrent assets to equity (see Note 16); (4) restate in the statement of operations for the three months ended March 31, 2003 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement; and the net benefit for income taxes for the corresponding impact of this change to equity in losses of affiliates; and (5) to restate certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (4).

         We have also updated Note 17 - Subsequent Events to reflect a two for one stock split of our common stock. All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

         For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of our Quarterly Report on Form 10-Q filed on May 18, 2004 for the quarter ended March 31, 2004 which was affected by this amendment is hereby amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PEGASUS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            March 31,            December 31,
                                                              2004                  2003
                                                         ---------------       ---------------
                                                           (unaudited)
                                                         (Restated - See       (Restated - See
Currents assets:                                             Note 16)              Note 16)
   Cash and cash equivalents                                 $    64,243           $    82,921
   Restricted cash                                                62,664                62,517
   Accounts receivable, net
     Trade                                                        22,241                24,923
     Other                                                        10,636                 7,529
   Deferred subscriber acquisition costs, net                      7,950                 9,945
   Prepaid expenses                                                5,656                 6,953
   Other current assets                                            6,269                 6,549
                                                         ---------------       ---------------
     Total current assets                                        179,659               201,337
Property and equipment, net                                       80,542                83,702
Intangible assets, net                                         1,583,531             1,607,805
Other noncurrent assets                                          146,932               141,902
                                                         ---------------       ---------------

   Total                                                     $ 1,990,664           $ 2,034,746
                                                         ===============       ===============

Current liabilities:

   Current portion of long term debt                         $    19,625           $     3,157
   Accounts payable                                               11,073                12,362
   Accrued interest                                               21,572                34,696
   Accrued programming fees and commissions                       57,642                58,250
   Litigation verdict accrual (see Note 13)                       58,000                35,167
   Other accrued expenses                                         22,356                21,583
   Other current liabilities                                       7,293                 7,158
                                                         ---------------       ---------------
     Total current liabilities                                   197,561               172,373
Long term debt                                                 1,372,799             1,385,071
Mandatorily redeemable preferred stock                            86,038                85,512
Other noncurrent liabilities                                      78,825                70,507
                                                         ---------------       ---------------
   Total liabilities                                           1,735,223             1,713,463
                                                         ---------------       ---------------

Commitments and contingent liabilities (see Note 13)
Redeemable preferred stocks                                      214,330               215,501
Minority interest                                                  3,583                   452
Common stockholders' equity:
   Common stock                                                      130                   127
   Other common stockholders' equity                              37,398               105,203
                                                         ---------------       ---------------
     Total common stockholders' equity                            37,528               105,330
                                                         ---------------       ---------------

   Total                                                     $ 1,990,664           $ 2,034,746
                                                         ===============       ===============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                                                                                  (Restated -
                                                                                                  See Notes 15
Net revenues:                                                                                        and 16)
   Direct broadcast satellite                                                       $ 197,910       $ 205,546
   Broadcast television and other operations                                            7,535           7,572
                                                                                  ------------    ------------
     Total net revenues                                                               205,445         213,118
Operating expenses:
   Direct broadcast satellite
     Programming                                                                       89,831          93,256
     Other subscriber related expenses                                                 36,772          44,675
                                                                                  ------------    ------------
       Direct operating expenses (excluding depreciation and amortization)            126,603         137,931
     Promotions and incentives                                                          3,118           2,878
     Advertising and selling                                                            4,246           5,726
     Litigation verdict (see Note 13)                                                  17,326               -
     General and administrative                                                         6,298           6,373
     Depreciation and amortization                                                     44,464          41,986
                                                                                  ------------    ------------
       Total direct broadcast satellite expenses                                      202,055         194,894
   Broadcast television and other operations (including depreciation and
     amortization of $554 for 2004 and $754 for 2003)                                   7,396           7,831
   Corporate and development expenses (including depreciation and amortization
     of $3,927 for 2004 and $4,065 for 2003)                                            8,401           8,084
   Other operating expenses                                                             8,518           8,010
                                                                                  ------------    ------------
     Loss from operations                                                             (20,925)         (5,701)
Interest expense                                                                      (45,664)        (36,551)
Interest income                                                                           347             150
Other nonoperating income (loss), net                                                      (9)          1,354
                                                                                  ------------    ------------
      Loss before equity in affiliates, income taxes, discontinued operations,
        and cumulative effect of consolidating variable interest entities             (66,251)        (40,748)
Equity in earnings of affiliates                                                            -              87
Net benefit from income taxes                                                               -             923
                                                                                  ------------    ------------
      Loss before discontinued operations and cumulative effect of
        consolidating variable interest entities                                      (66,251)        (39,738)
Discontinued operations:
  Income from discontinued operations (including gain on disposal of $7,444 and
    net of income tax expense of $2,729 in 2003)                                            -           4,454
                                                                                  ------------    ------------
      Loss before cumulative effect of consolidating variable interest entities       (66,251)        (35,284)
Cumulative effect of consolidating variable interest entities                          (2,127)              -
                                                                                  ------------    ------------
     Net loss                                                                       $ (68,378)      $ (35,284)
                                                                                  ============    ============

     Comprehensive loss                                                             $ (68,378)      $ (35,284)
                                                                                  ============    ============
Basic and diluted per common share amounts:
  Loss from continuing operations, including $(1,283) and $6,656, respectively,
    representing preferred stock dividends, deemed dividends, and accretion         $   (5.71)      $   (4.07)
  Discontinued operations                                                                   -             .39
  Cumulative effect of consolidating variable interest entities                          (.19)              -
                                                                                  ------------    ------------
  Net loss applicable to common shares                                              $   (5.90)      $   (3.68)
                                                                                  ============    ============
  Weighted average number of common shares outstanding                                 11,376          11,412
                                                                                  ============    ============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                    Three Months Ended March 31,
                                                                    2004                   2003
                                                             ------------------     -----------------

Net cash used for operating activities                          $     (2,579)          $      (7,972)
                                                             ------------------     -----------------

Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                   (2,621)                 (5,384)
   Other capital expenditures                                           (622)                   (600)
   Proceeds from sale of broadcast station                                 -                  10,965
   Purchases of intangible assets                                     (4,316)                    (52)
   Other                                                                 167                     150
                                                             ------------------     -----------------
Net cash provided by (used for) investing activities                  (7,392)                  5,079
                                                             ------------------     -----------------

Cash flows from financing activities:
   Repayments of term loan facilities                                   (750)                   (846)
   Repayments of other long term debt                                    (53)                 (2,278)
   Purchases of common stock                                               -                  (1,223)
   Restricted cash                                                    (5,282)                    (49)
   Debt financing costs                                               (2,477)                      -
   Other                                                                (145)                     39
                                                             ------------------     -----------------
Net cash used for financing activities                                (8,707)                 (4,357)
                                                             ------------------     -----------------

Net decrease in cash and cash equivalents                            (18,678)                 (7,250)
Cash and cash equivalents, beginning of year                          82,921                  59,814
                                                             ------------------     -----------------
Cash and cash equivalents, end of period                        $     64,243           $      52,564
                                                             ==================     =================

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

         All references to "we," "us," and "our" refer to Pegasus Communications Corporation, together with its direct and indirect subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., one of our direct wholly owned subsidiaries, and its wholly owned subsidiaries. "Pegasus Development" refers to Pegasus Development Corporation, another of our direct wholly owned subsidiaries. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite. " Pegasus Satellite Television" refers to Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., indirect wholly owned subsidiaries of Pegasus Media. "Pegasus Real Estate" refers to Pegasus Real Estate Company, Inc., a wholly owned subsidiary of Pegasus Communications. Other terms used are defined as necessary where they first appear.

         We restated our consolidated financial statements for the fiscal year ended December 31, 2003 and for the three months ended March 31, 2004 and 2003. See Notes 15 and 16 of the Notes to Consolidated Financial Statements.

SIGNIFICANT RISKS AND UNCERTAINTIES

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization by Pegasus Satellite. Restated consolidated net losses were $147.2 million, $159.9 million, and $280.4 million for 2003, 2002 and 2001, respectively. We have an accumulated deficit balance of $1.1 billion at March 31, 2004.

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

         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite, and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         We account for stock options and restricted stock issued using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for the net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                             2004             2003
                                                                                        ---------------  -------------
                                                                                                         (restated-see
                                                                                                            Notes 15
                                                                                                             and 16)
Net loss, as reported                                                                      $ (68,378)     $ (35,284)
Add: stock based employee compensation expense, net of income tax,
   included in net loss, as reported                                                           2,217              -
Deduct: stock based employee compensation expense, net of income tax,
   determined under fair value method                                                         (3,199)          (909)
                                                                                        ---------------  -------------
Net loss, pro forma, as reported                                                           $ (69,360)     $ (36,193)
                                                                                        ===============  =============
Basic and diluted per common share amounts (see Note 8):
Net loss applicable to common shares, as reported                                          $   (5.90)     $   (3.68)
Net loss applicable to common shares, pro forma, as reported                               $   (5.98)     $   (3.75)

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

         We also recorded dividends on Series C of $3.1 million, on Series D of $32 thousand, and on Series E junior convertible participating preferred stock ("Series E") of $27 thousand during the first three months of 2004. The change in the carrying amount of preferred stock for the three months ended March 31, 2004 was as follows (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Dividends accrued on preferred stock                              $  3,189
Dividends in arrears on Series C issued in exchange                  1,609
Elimination of Series D accumulated dividends in exchange           (1,031)
Discount on Series C issued in exchange                             (4,938)
                                                              --------------
                                                                  $ (1,171)
                                                              ==============

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

5. COMMON STOCK

         The number of shares of Pegasus Communications' Class A common stock at March 31, 2004 was 11,189,460 issued and 9,808,070 outstanding, and at December 31, 2003 was 10,886,994 issued and 9,522,786 outstanding. The change in the number of shares outstanding during the three months ended March 31, 2004 was as follows:

Shares issued for employee benefit and award plans                  302,206
Shares surrendered for employee benefit and award plans             (17,182)
Shares issued upon exercise of stock options                            260
                                                                  -----------
                                                                    285,284
                                                                  ===========

         No dividends were declared or paid for common stocks during the three months ended March 31, 2004.

6. CHANGES IN OTHER STOCKHOLDERS' EQUITY - AS RESTATED

         The change in other stockholders' equity from December 31, 2003 to March 31, 2004 consisted of (in thousands):

Net loss                                                             $(68,378)
Increase (decrease) to additional paid in capital for:
   Common stock issued                                                  2,546
   Preferred stock dividends accrued                                   (3,189)
   Deemed dividends associated with exchange of
     preferred stock                                                    6,081
   Exchange of preferred stock                                         (1,720)
   Class A common stock held by variable interest entities
     classified as treasury stock, as restated                           (633)
   Class B common stock held by variable interest entity
     classified as treasury stock                                        (208)
   Other treasury stock transactions                                     (249)
   Investment in affiliate held by variable interest entity
     classified as contra-equity, as restated (see Note 16)            (2,055)
                                                               -----------------
                                                                    $ (67,805)
                                                               =================

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table shows the debt outstanding at March 31, 2004 compared to December 31, 2003, after giving effect to the activity described above (in thousands):

                                                                              MARCH 31,            DECEMBER 31,
                                                                                2004                   2003
                                                                          -----------------     ------------------
Initial term loan facility of Pegasus Media due April 2005........             $    75,631            $    75,631

Incremental term loan facility of Pegasus Media due July 2005.....                  17,636                 17,636

9-5/8% senior notes of Pegasus Satellite due October 2005.........                  80,591                 81,591

Tranche D term loan facility of Pegasus Media due July 2006, net of unamortized discount of $3.8 million and $4.2 million,
    respectively..................................................                 294,685                295,025

12-3/8% senior notes of Pegasus Satellite due August 2006.........                 158,205                158,205

9-3/4% senior notes of Pegasus Satellite due December 2006........                  71,055                 71,055

13-1/2% senior subordinated discount notes of Pegasus Satellite due March 2007, net of unamortized discount of $2.7 million
    in 2003.......................................................                 128,790                126,076

12-1/2% senior notes of Pegasus Satellite due August 2007.........                 118,521                118,521

Term loan facility of Pegasus Satellite due August 2009, net of unamortized discount of $8.3 million and $8.5 million,
    respectively..................................................                  96,054                 94,221

11-1/4% senior notes of Pegasus Satellite due January 2010, net of
    unamortized net premium of $1.0 million in each period........                 342,882                341,893

Mortgage payable at Pegasus Real Estate due 2010, interest
    at 9.25%......................................................                   8,374                  8,349

Other note due 2004 with stated interest of 6.75%.................                       -                     25
                                                                          -----------------     ------------------
                                                                                 1,392,424              1,388,228
Less current maturities...........................................                  19,625                  3,157
                                                                          -----------------     ------------------
Long term debt....................................................             $ 1,372,799            $ 1,385,071
                                                                          =================     ==================

8. PER COMMON SHARE AMOUNTS

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at March 31, 2004 was 4.9 million.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Net loss and results from continuing operations are adjusted for dividends and accretion on preferred stocks to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                      2004            2003
                                                  -------------    -----------
Accrued dividends                                     $  3,189       $  6,130
Accumulated dividends on Series C issued in
   exchange for Series D                                 1,609              -
Elimination of Series D accumulated dividends           (1,032)             -
Accretion                                                    -            526
                                                  -------------    -----------
                                                      $  3,766       $  6,656
                                                  =============    ===========

9. SUPPLEMENTAL CASH FLOW INFORMATION

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                                   2004           2003
                                                                                 ----------    -----------
Preferred stock dividends accrued and accretion                                   $ 3,766        $ 6,656
Common stock issued for employee benefits and awards                                2,547            325
Interest added to principal for Pegasus Satellite $100 million term loan            1,661              -

10. INCOME TAXES

         In the first quarter of 2004, we recorded an increase of $21.4 million to the valuation allowance recorded against the net deferred income tax asset balance at March 31, 2004. The increase to the valuation allowance was a charge to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at March 31, 2004 was $107.5 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended March 31, 2004 to zero.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In 2000, Pegasus Satellite Television filed a lawsuit in the same federal court against DIRECTV, Inc. asserting claims seeking declaratory relief and various torts and unfair business practices claims under California law seeking damages (including punitive damages) and restitution and injunctive relief. These claims assert DIRECTV, Inc.'s failure to provide the NRTC with the premium programming, advanced services, launch fees, and other benefits and declarations regarding DIRECTV, Inc.'s positions on the initial term of the DBS Distribution Agreement and its obligations after that initial term. A class of participants in the NRTC's direct broadcast satellite project other than Pegasus Satellite Television filed a lawsuit asserting similar claims against DIRECTV, Inc. in the same court. DIRECTV, Inc. filed counterclaims against Pegasus Satellite Television and the class members asserting claims for declaratory relief regarding the initial term of the NRTC/Member Agreement and DIRECTV, Inc.'s obligations to Pegasus Satellite Television and the class members after the initial term. The class and DIRECTV, Inc. settled their claims, and the Court dismissed Pegasus Satellite Television's claims against DIRECT, Inc. and DIRECTV, Inc.'s counterclaim against Pegasus, as described more fully below.

         The initial term of our NRTC/Member Agreements with the NRTC (and the NRTC's DBS Distribution Agreement with DIRECTV, Inc. until modified by the settlement) is not stated according to a period of years but is based on the lives of a satellite or satellites. We believe that it is governed by the lives of the satellite resources available to DIRECTV, Inc. at the 101(degree) west longitude orbital location for delivery of services under those agreements. DIRECTV, Inc. sought in its counterclaim against Pegasus Satellite Television, a declaratory judgment that the initial term of Pegasus Satellite Television's NRTC/Member Agreements is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV, Inc. satellites at the 101(degree) west longitude orbital location. DBS-1 suffered a failure of one of its two satellite control processors in 1998. DIRECTV, Inc. has stated in documents filed with the SEC that DBS-1 has an estimated fuel life through 2009, although it has also indicated its belief that the fuel life for purposes of our direct broadcast satellite rights is 2007. If DIRECTV, Inc. were to prevail on its counterclaim (which although dismissed, could be appealed), the initial term of our DIRECTV rights would likely be shorter than a term based on other satellite(s) at the 101(degree) west longitude orbital location providing us programming services, which we believe measure(s) the initial term. Moreover, any premature failure of DBS-1 could adversely impact our DIRECTV rights and our business. During the course of the litigation, DIRECTV, Inc. twice filed summary judgment motions seeking declarations that the term under both the DBS Distribution Agreement and the NRTC/Member Agreement is measured by DBS-1. The motions were denied by orders of the court in 2001 and 2003. DIRECTV, Inc. filed a motion for reconsideration of the court's denial of DIRECTV, Inc.'s 2001 motion relating to term under the NRTC/Member Agreement. That motion was rendered moot by order of the Court entered on May 12, 2004 when the Court granted the motion of Pegasus Satellite Television to dismiss DIRECT, Inc.'s counterclaim, as more fully described below.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

14. NEW ACCOUNTING PRONOUNCEMENTS - AS RESTATED (SEE NOTE 16)

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

         The consolidation of the KB Prime Media Companies resulted in a cumulative effect of a $2.1 million loss or $0.19 cents per share for the three months ended March 31, 2004.

Pegasus PCS Partners, L.P. - As Restated

         See Note 16 - Restatement of Financial Statements Related to Form 10-Q/A for a discussion of our investment in Pegasus PCS Partners, and Pegasus PCS Partners' investment in PCH, LLC.

Other

         In March 2004, the Emerging Issues Task Force ("EITF") finalized Issue 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings Per Share'" ("EITF 03-06"). EITF 03-06 provides guidance for evaluating whether a security meets the definition of a participating security in FASB Statement 128. This guidance is applicable beginning in the second quarter of 2004. We are evaluating the impact of the adoption of EITF 03-06 on our financial position and results of operations.

15. RESTATEMENT OF FINANCIAL STATEMENTS

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the quarter ended March 31, 2003 to properly reflect income taxes associated with continuing operations. We summarized the effect of this restatement in the table below.

                                                                                 As                As
                                                                             Originally        Originally
                                                                              Reported          Restated
                                                                            --------------    --------------

         Net benefit for income taxes                                           $ (2,729)          $  (972)
         Loss before discontinued operations                                     (41,141)          (42,898)
         Income from discontinued operations, net of income tax
           expense                                                                 4,454             4,454
         Net loss                                                                (36,687)          (38,444)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The restatement impacting net benefit for income taxes, loss before discontinued operations, and net loss as discussed above was originally reported in our Form 10-Q for the quarter ended March 31, 2004 as filed on May 18, 2004. This restatement has been further amended as a result of the restatement discussed in Note 16 -- Restatement of Financial Statements Related to Form 10-Q/A.

16. RESTATEMENT OF FINANCIAL STATEMENTS RELATED TO FORM 10-Q/A

         We restated these financial statements to correct errors related to the accounting for our investment in Pegasus PCS Partners and our allocation of income taxes between continuing and discontinued operations. Specifically we:
(1) restated in the March 31, 2004 balance sheet Pegasus PCS Partners' investment in PCH LLC, the related minority interest, and other common stockholders' equity for certain prior period adjustments to the related investment account; (2) restated in the December 31, 2003 balance sheet our investment in Pegasus PCS Partners and other common stockholders' equity for certain prior period adjustments to the related investment account; (3) corrected the classification in the March 31, 2004 and December 31, 2003 balance sheets of Pegasus PCS Partners' remaining investment in PCH, LLC and our remaining investment in Pegasus PCS Partners, respectively, from other noncurrent assets to equity; (4) restated in the statement of operations for the three months ended March 31, 2003 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement; and the net benefit for income taxes for the corresponding impact of this change to equity in losses of affiliates; and (5) restated certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (4).

Investment in Affiliate

         Pegasus Development has a limited partnership interest in Pegasus PCS Partners. Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. At March 31, 2004, we initially consolidated Pegasus PCS Partners as a variable interest entity under FIN 46, "Consolidation of Variable Interest Entities."

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In January 1996 and April 1999, Pegasus PCS Partners acquired two personal communications system licenses in Puerto Rico in FCC auctions. In August 1999, Pegasus Development made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Prior to August 1999, Pegasus PCS Partners was owned by entities beneficially controlled by Marshall W. Pagon. At the time of the investment, Pegasus PCS Partners held two personal communications system licenses in Puerto Rico. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million and net proceeds were approximately $28 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

         Approximately $22 million of the net proceeds from the February 2001 and May 2001 Pegasus PCS Partners' license sales were used to make a series of investments in 2001, 2002, and 2003, in PCH LLC; approximately $2 million of the net proceeds were used to purchase 71,000 Class A shares of Pegasus Communications on the open market; and approximately $4 million was distributed in accordance with the partnership agreement to satisfy tax obligations. As a result of this use of net proceeds, Pegasus PCS Partners' assets consist principally of senior preferred equity interests in PCH LLC, 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, the assets underlying Pegasus Development's investment in Pegasus PCS Partners as of December 31, 2003 and Pegasus PCS Partners' investment in PCH LLC as of March 31, 2004 were removed from other noncurrent assets and appropriately classified in equity. Pegasus PCS Partners' assets that are classified as contra equity and the minority interest in Pegasus PCS Partners at March 31, 2004 have been restated to include the effects of an impairment of Pegasus PCS Partners' assets during 2002. Our investment in Pegasus PCS Partners that is classified as contra equity at December 31, 2003 has been restated to include the cumulative effect of correcting the allocation of Pegasus PCS Partners' profits and losses in accordance with the partnership agreement in 2001, 2002 and 2003, and the effects of an impairment of Pegasus PCS Partners' assets during 2002.

         The approximate fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 and of Pegasus PCS Partners' investment in PCH LLC at March 31, 2004 was $15.8 million and $21.9 million, respectively based on our Class A common share price at those dates. Pegasus Development's share of undistributed results of operations of Pegasus PCS Partners was income of $87 thousand for the three months ended March 31, 2003. Pegasus PCS Partners had no income or loss for the three months ended March 31, 2004. At March 31, 2004, we initially consolidated $22 million of assets and $8.1 million of interests determined not to be the primary beneficiaries under FIN 46. After consideration of the effects of an impairment of Pegasus PCS Partners' assets recorded during 2002 in our amended form 10-K for the period ended December 31, 2003, the consolidated assets and interest determined not to be the primary beneficiaries under FIN 46, were $14.1 million and $2.8 million, respectively.

         Also, for the quarter ended March 31, 2003 we corrected our equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners. This correction is the result of an incorrect allocation of profits and losses in accordance with the LP agreement. We also corrected the net benefit for income taxes, as a result of this change to equity in (losses) earnings of affiliates.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Summary of Corrections

         These corrections, along with the tax corrections discussed in Note 15, affected amounts previously reported for the quarter ended March 31, 2003 and as of March 31, 2004 and December 31, 2003. We summarized the effects in the following tables. The corrections did not impact our cash flows.

                    Selected Consolidated Balance Sheet Data
                                 (In thousands)

                                                                                   March 31,           December 31,
                                                                                     2004                  2003
                                                                              ------------------    ------------------
As reported:

Other noncurrent assets                                                             $   168,798           $   158,256
Total assets                                                                          2,012,530             2,051,100

Minority interest                                                                         8,834                   452
Other common stockholders' equity                                                        54,013               121,557
Total common stockholders' equity                                                        54,143               121,684
Total  liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                         $ 2,012,530           $ 2,051,100

As restated:

Other noncurrent assets                                                               $ 146,932             $ 141,902
Total assets                                                                          1,990,664             2,034,746

Minority interest                                                                         3,583                   452
Other common stockholders' equity                                                        37,398               105,203
Total common stockholders' equity                                                        37,528               105,330
Total  liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                         $ 1,990,664           $ 2,034,746

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   Selected Consolidated Statements of Operations and Comprehensive Loss Data
                    (In thousands, except per share amounts)

                                                                         Three Months
                                                                            Ended
                                                                        March 31, 2003
                                                                      ------------------
   As previously reported:

   Equity in losses of affiliates                                            $  (3,122)
   Net benefit from income taxes                                                   972
   Loss before discontinued operations and cumulative effect of
   consolidating variable interest entities                                    (42,898)
   Loss before cumulative effect of consolidating variable
   interest entities                                                           (38,444)
   Net loss                                                                    (38,444)
   Comprehensive loss                                                        $ (38,444)

   Basic and diluted per common share amounts:

   Loss from continuing operations, including $6,656,
   representing accrued and deemed preferred stock
   dividends                                                                     (4.34)
   Net loss applicable to common shares                                          (3.95)


   As restated:

   Equity in earnings of affiliates                                          $      87
   Net benefit from income taxes                                                   923
   Loss before discontinued operations and cumulative effect of
   consolidating variable interest entities                                    (39,738)
   Loss before cumulative effect of consolidating variable
   interest entities                                                           (35,284)
   Net loss                                                                    (35,284)
   Comprehensive loss                                                        $ (35,284)

   Basic and diluted per common share amounts:

   Loss from continuing operations, including $6,656,
   representing accrued and deemed preferred stock
   dividends                                                                     (4.07)
   Net loss applicable to common shares                                          (3.68)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17. SUBSEQUENT EVENTS

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

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein. We restated our consolidated financial statements for the fiscal year ended December 31, 2003 and for the three months ended March 31, 2004 and 2003. See Notes 15 and 16 of the Notes to Consolidated Financial Statements.

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

SIGNIFICANT RISKS AND UNCERTAINTIES

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization by Pegasus Satellite. Restated consolidated net losses were $147.2 million, $159.9 million, and $280.4 million for 2003, 2002 and 2001, respectively. We have an accumulated deficit balance of $1.1 billion at March 31, 2004.

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

                       PEGASUS COMMUNICATIONS CORPORATION


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

         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite, and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

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

                       PEGASUS COMMUNICATIONS CORPORATION


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

                       PEGASUS COMMUNICATIONS CORPORATION


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

RESTATEMENT OF FINANCIAL STATEMENTS

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the quarter ended March 31, 2003 to properly reflect income taxes associated with continuing operations. We summarized the effect of this restatement in the table below.

                                                                       As                As
                                                                   Originally        Originally
                                                                    Reported          Restated
                                                                  --------------    --------------

         Net benefit for income taxes                                 $ (2,729)          $  (972)
         Loss before discontinued operations                           (41,141)          (42,898)
         Income from discontinued operations, net of income tax
           expense                                                       4,454             4,454
         Net loss                                                      (36,687)          (38,444)

                       PEGASUS COMMUNICATIONS CORPORATION


         The restatement impacting net benefit for income taxes, loss before discontinued operations, and net loss as discussed above was originally reported in our Form 10-Q for the quarter ended March 31, 2004 as filed on May 18, 2004. This restatement has been further amended as a result of the restatement discussed in Note 16 -- Restatement of Financial Statements Related to Form 10-Q/A, and immediately below.

RESTATEMENT OF FINANCIAL STATEMENTS RELATED TO FORM 10-Q/A

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the quarter ended March 31, 2004 to: (1) restate in the March 31, 2004 balance sheet Pegasus PCS Partners' investment in PCH LLC, the related minority interest, and other common stockholders' equity for certain prior period adjustments to the related investment account; (2) restate in the December 31, 2003 balance sheet our investment in Pegasus PCS Partners and other common stockholders' equity for certain prior period adjustments to the related investment account; (3) correct the classification in the March 31, 2004 and December 31, 2003 balance sheets of Pegasus PCS Partners' remaining investment in PCH, LLC and our remaining investment in Pegasus PCS Partners, respectively, from other noncurrent assets to equity; (4) restate in the statement of operations for the three months ended March 31, 2003 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement; and the net benefit for income taxes for the corresponding impact of this change to equity in losses of affiliates; and (5) restate certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (4).

Investment in Affiliate

         Pegasus Development has a limited partnership interest in Pegasus PCS Partners. Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. At March 31, 2004, we initially consolidated Pegasus PCS Partners as a variable interest entity under FIN 46, "Consolidation of Variable Interest Entities."

         In January 1996 and April 1999, Pegasus PCS Partners acquired two personal communications system licenses in Puerto Rico in FCC auctions. In August 1999, Pegasus Development made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Prior to August 1999, Pegasus PCS Partners was owned by entities beneficially controlled by Marshall W. Pagon. At the time of the investment, Pegasus PCS Partners held two personal communications system licenses in Puerto Rico. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million and net proceeds were approximately $28 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

                       PEGASUS COMMUNICATIONS CORPORATION


         Approximately $22 million of the net proceeds from the February 2001 and May 2001 Pegasus PCS Partners' license sales were used to make a series of investments in 2001, 2002, and 2003, in PCH LLC; approximately $2 million of the net proceeds were used to purchase 71,000 Class A shares of Pegasus Communications on the open market; and approximately $4 million was distributed in accordance with the partnership agreement to satisfy tax obligations. As a result of this use of net proceeds, Pegasus PCS Partners' assets consist principally of senior preferred equity interests in PCH LLC, 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, the assets underlying Pegasus Development's investment in Pegasus PCS Partners as of December 31, 2003 and Pegasus PCS Partners' investment in PCH LLC as of March 31, 2004 were removed from other noncurrent assets and appropriately classified in equity. Pegasus PCS Partners' assets that are classified as contra equity and the minority interest in Pegasus PCS Partners at March 31, 2004 have been restated to include the effects of an impairment of Pegasus PCS Partners' assets during 2002. Our investment in Pegasus PCS Partners that is classified as contra equity at December 31, 2003 has been restated to include the cumulative effect of correcting the allocation of Pegasus PCS Partners' profits and losses in accordance with the partnership agreement in 2001, 2002 and 2003, and the effects of an impairment of Pegasus PCS Partners' assets during 2002.

         The approximate fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 and of Pegasus PCS Partners' investment in PCH LLC at March 31, 2004 was $15.8 million and $21.9 million, respectively based on our Class A common share price at those dates. Pegasus Development's share of undistributed results of operations of Pegasus PCS Partners was income of $87 thousand for the three months ended March 31, 2003. Pegasus PCS Partners had no income or loss for the three months ended March 31, 2004. At March 31, 2004, we initially consolidated $22 million of assets and $8.1 million of interests determined not to be the primary beneficiaries under FIN 46. After consideration of the effects of an impairment of Pegasus PCS Partners' assets recorded during 2002 in our amended form 10-K for the period ended December 31, 2003, the consolidated assets and interest determined not to be the primary beneficiaries under FIN 46, were $14.1 million and $2.8 million, respectively.

         Also, for the quarter ended March 31, 2003 we corrected our equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners. This correction is the result of an incorrect allocation of profits and losses in accordance with the LP agreement. We also corrected the net benefit for income taxes, as a result of this change to equity in (losses) earnings of affiliates.

                       PEGASUS COMMUNICATIONS CORPORATION


Summary of Corrections

         These corrections, along with the tax corrections discussed in Note 15, affected amounts previously reported for the quarter ended March 31, 2003 and as of March 31, 2004 and December 31, 2003. We summarized the effects in the following tables. The corrections did not impact our cash flows.


                    Selected Consolidated Balance Sheet Data
                                 (In thousands)

                                                                                  March 31,           December 31,
                                                                                    2004                  2003
                                                                              ------------------    ------------------
As reported:

Other noncurrent assets                                                             $   168,798           $   158,256
Total assets                                                                          2,012,530             2,051,100

Minority interest                                                                         8,834                   452
Other common stockholders' equity                                                        54,013               121,557
Total common stockholders' equity                                                        54,143               121,684
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                         $ 2,012,530           $ 2,051,100

As restated:

Other noncurrent assets                                                             $   146,932           $   141,902
Total assets                                                                          1,990,664             2,034,746

Minority interest                                                                         3,583                   452
Other common stockholders' equity                                                        37,398               105,203
Total common stockholders' equity                                                        37,528               105,330
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                         $ 1,990,664           $ 2,034,746

                       PEGASUS COMMUNICATIONS CORPORATION


   Selected Consolidated Statements of Operations and Comprehensive Loss Data
                    (In thousands, except per share amounts)

                                                                        Three Months
                                                                            Ended
                                                                        March 31, 2003
                                                                      ------------------
   As previously reported:

   Equity in losses of affiliates                                            $  (3,122)
   Net benefit from income taxes                                                   972
   Loss before discontinued operations and cumulative effect of
   consolidating variable interest entities                                    (42,898)
   Loss before cumulative effect of consolidating variable
   interest entities                                                           (38,444)
   Net loss                                                                    (38,444)
   Comprehensive loss                                                        $ (38,444)

   Basic and diluted per common share amounts:

   Loss from continuing operations, including $6,656,
   representing accrued and deemed preferred stock
   dividends                                                                     (4.34)
   Net loss applicable to common shares                                          (3.95)


   As restated:

   Equity in earnings of affiliates                                          $      87
   Net benefit from income taxes                                                   923
   Loss before discontinued operations and cumulative effect of
   consolidating variable interest entities                                    (39,738)
   Loss before cumulative effect of consolidating variable
   interest entities                                                           (35,284)
   Net loss                                                                    (35,284)
   Comprehensive loss                                                        $ (35,284)

   Basic and diluted per common share amounts:

   Loss from continuing operations, including $6,656,
   representing accrued and deemed preferred stock
   dividends                                                                     (4.07)
   Net loss applicable to common shares                                          (3.68)

                       PEGASUS COMMUNICATIONS CORPORATION


SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

         In this section, amounts and changes specified are for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, as restated (See Notes 15 and 16 of the Notes to Consolidated Financial Statements), unless indicated otherwise. With respect to our results from operations, we focus on our direct broadcast satellite business, as this is our only significant business.

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

                       PEGASUS COMMUNICATIONS CORPORATION


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

                           Our Households                                                                Our
                         with Local Channel                Our Households Where Local                   Total
 Launch Scenarios           Availability                  Channels are Not Available:                Households*
--------------------     --------------------    -----------------------------------------------    --------------
                                                     For          DISH Has and
                                                   Neither          We Do Not          Total
                                                 Us or Dish
No Launch of D7S
   or re-slotting
   to 72.5(degree)                 3,196,991       1,911,537           3,288,121      5,199,658         8,396,649
Launch of D7S only                 5,691,923       1,758,291             946,435      2,704,726         8,396,649
Launch of Both D7S
   and re-slotting
   to 72.5(degree)                 6,485,807       1,758,291             152,551      1,910,842         8,396,649

* Total number of our households at April 30, 2004.

                       PEGASUS COMMUNICATIONS CORPORATION


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

                                                     Three Months Ended
                                                         March 31,
                                                    2004            2003
                                                -------------    ------------
Gross subscriber acquisition costs:
Incurred                                            $ 13,414        $ 20,235
Capitalized                                            2,761           5,430
Deferred                                               3,289           6,201
                                                -------------    ------------
Expensed:                                           $  7,364        $  8,604
                                                =============    ============
    Promotions and incentives                       $  3,118        $  2,878
    Advertising and selling                            4,246           5,726
                                                -------------    ------------
       Total expensed                               $  7,364        $  8,604
                                                =============    ============
Amortization of amounts deferred                    $  4,743        $  7,664
Depreciation of amounts capitalized                    4,746           4,370

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

                       PEGASUS COMMUNICATIONS CORPORATION


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


         There was no income tax expense or benefit on the loss from continuing operations in the three months ended March 31, 2004 due to the effect of an increase of $21.4 million to the valuation allowance recorded against the net deferred income tax asset balance at March 31, 2004. The increase to the valuation allowance was a charge to income taxes that offset income tax benefits provided by net operating losses in arriving at the net income tax benefit on the loss from continuing operations. The net deferred income tax asset balance at March 31, 2004 was $107.5 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended March 31, 2004 to zero.

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

NEW ACCOUNTING PRONOUNCEMENTS

         FIN 46, "Consolidation of Variable Interest Entities" was originally issued by the FASB in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Effective March 31, 2004, we adopted the provisions of FIN 46 and initially consolidated the following variable interest entities.

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

         The consolidation of the KB Prime Media Companies resulted in a cumulative effect of a $2.1 million loss or $0.19 cents per share for the three months ended March 31, 2004.

Pegasus PCS Partners, L.P. and Pegasus Capital Holdings, LLC - As Restated

         See Note 16 - Restatement of Financial Statements Related to Form 10-Q/A for a discussion of the investment in Pegasus PCS Partners, and Pegasus PCS Partners' investment in PCH, LLC.

Other

         In March 2004, the Emerging Issues Task Force ("EITF") finalized Issue 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings Per Share'" ("EITF 03-06"). EITF 03-06 provides guidance for evaluating whether a security meets the definition of a participating security

                       PEGASUS COMMUNICATIONS CORPORATION


in FASB Statement 128. This guidance is applicable beginning in the second quarter of 2004. We are evaluating the impact of the adoption of EITF 03-06 on our financial position and results of operations.

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

         For the three months ended March 31, 2004 and 2003, net cash was used for financing activities of $8.7 million and $4.4 million, respectively. The primary financing activities in the 2004 period were $5.3 million of restricted cash placed as collateral for a bond, $2.5 million of debt financing costs, and repayments of long term debt of $803 thousand. The primary financing activities in the 2003 period were repayments of long term debt of $3.1 million and purchases of 193,920 shares of our Class A common stock for $1.2 million.

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

                       PEGASUS COMMUNICATIONS CORPORATION


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

                       PEGASUS COMMUNICATIONS CORPORATION


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

         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite, and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

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

                       PEGASUS COMMUNICATIONS CORPORATION


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

                       PEGASUS COMMUNICATIONS CORPORATION


         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite, and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

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

                       PEGASUS COMMUNICATIONS CORPORATION


         At the time the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 was prepared and filed, an evaluation within the 90 day period prior to March 31, 2004 had been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer had originally concluded that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

         The Company has identified material weaknesses in our identification and application of accounting principles and policies related to our accounting for income taxes and equity method investments. These material weaknesses contributed to restatements of our financial statements. See Notes 15 and 16 of the Notes to Consolidated Financial Statements.

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

         On January 23, 2004, the Company agreed with the holder of its Series D preferred stock to exchange 12,500 shares of the Series D preferred stock, with a liquidation preference of $12.5 million for 125,000 shares of the Company's Series C preferred stock, with a liquidation preference of $12.5 million. The shares of Series C preferred stock are convertible into shares of Class A common stock at a conversion price of $318.75 per share (equal to a conversion ratio of 0.3138 shares of Class A common stock for each share of Series C preferred stock). The shares of Series C preferred stock were issued without registration in reliance on Section 3(a)(9) of the Securities Act of 1933.

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

                       PEGASUS COMMUNICATIONS CORPORATION


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

Exhibit
Number
------

31.1*   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
_________________
*  Filed herewith.

         a) Reports on Form 8-K

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


                                    Pegasus Communications Corporation



    December 20, 2004               By: /s/  Joseph W. Pooler, Jr.
---------------------------         ------------------------------
          Date                      Joseph W. Pooler, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)