Form 10-Q/A
period 2004-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2004-12-20
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________ to __________

                         Commission File Number 0-32383
                                                -------

                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             23-3070336
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

c/o Pegasus Communications Management Company;
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                  19004
------------------------------------------------               ------------
   (Address of principal executive offices)                     (Zip code)

         Registrant's telephone number, including area code:   (888) 438-7488
                                                               --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No __

         Number of shares of each class of the registrant's common stock outstanding as of December 8, 2004:

         Class A Common Stock, $0.01 par value
         (excluding 1,315,208 shares held by Pegasus Satellite
         Communications, Inc. and 240,003 shares held by
         consolidated subsidiaries)                                   10,032,888

         Class B Common Stock, $0.01 par value                         1,832,760

         Non-Voting Common Stock, $0.01 par value                             --

                       PEGASUS COMMUNICATIONS CORPORATION

                                   FORM 10-Q/A
                                TABLE OF CONTENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                                                                                            Page
PART I.  FINANCIAL INFORMATION                                                                              ----

Item 1.             Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003                                                    4

                    Consolidated Statements of Operations and Comprehensive Loss
                       Three months ended June 30, 2004 and 2003                                              5

                    Consolidated Statements of Operations and Comprehensive Loss
                       Six months ended June 30, 2004 and 2003                                                6

                    Condensed Consolidated Statements of Cash Flows
                       Six months ended June 30, 2004 and 2003                                                7

                    Notes to Consolidated Financial Statements                                                8

Item 2.             Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                 29

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                               49

Item 4.             Controls and Procedures                                                                  50

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings                                                                        51

Item 2.             Changes in Securities and Use of Proceeds and Issuer Purchases of Equity
                       Securities                                                                            51

Item 3.             Defaults Upon Senior Securities                                                          51


Item 6.             Exhibits and Reports on Form 8-K                                                         52

Signatures                                                                                                   54

Certifications                                                                                               55

                                EXPLANATORY NOTE

         This Form 10-Q/A is being filed to amend the Form 10-Q for the quarter ended June 30, 2004 as filed on August 16, 2004. The purpose of this amended filing is to: (1) restate in the June 30, 2004 balance sheet Pegasus PCS Partners, L.P.'s ("Pegasus PCS Partners") investment in Pegasus Capital Holdings, LLC ("PCH LLC"), the related minority interest, and other common stockholders' equity for certain prior period adjustments to the related investment account and the current period adjustment to the related investment account per (2) below (see Note 15); (2) restate in the statements of operations for the three and six months ended June 30, 2004, other nonoperating loss, to reverse the $2.6 million charge that reduced Pegasus PCS Partners' investment in PCH, LLC (see Note 15); (3) restate in the December 31, 2003 balance sheet our investment in Pegasus PCS Partners and other common stockholders' equity for certain prior period adjustments to the related investment account (see Note
15); (4) correct the classification in the June 30, 2004 and December 31, 2003 balance sheets of Pegasus PCS Partners' remaining investment in PCH, LLC and of our remaining investment in Pegasus PCS Partners, respectively, from other noncurrent assets to equity (see Note 15); (5) restate in the statement of operations for the three and six months ended June 30, 2003 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement (see Note 15); and the net benefit from income taxes for the corresponding impact of this change to equity in (losses) earnings of affiliates; and (6) to restate certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (5).

         We have also updated Note 16 - Subsequent Events to reflect a two for one stock split of our common stock. All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

         For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of our Quarterly Report on Form 10-Q filed on August 16, 2004 for the quarter ended June 30, 2004 which was affected by this amendment is hereby amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments.

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

                       PEGASUS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                     June 30,           December 31,
                                                                                       2004                 2003
                                                                                 -----------------     ----------------
                                                                                  (unaudited)
                                                                                  (Restated - See       (Restated - See
                                                                                     Note 15)                Note 15)
Currents assets:
   Cash and cash equivalents                                                         $      59,672            $   82,921
    Restricted cash                                                                            183                62,517
   Accounts receivable, net
     Trade                                                                                     104                24,923
     Other                                                                                   1,041                 7,529
   Deferred subscriber acquisition costs, net                                                    -                 9,945
   Prepaid expenses                                                                          2,623                 6,953
   Other current assets                                                                         44                 6,549
                                                                                 -----------------     -----------------
     Total current assets                                                                   63,667               201,337
Property and equipment, net                                                                 17,724                83,702
Intangible assets, net                                                                     149,917             1,607,805
Other noncurrent assets                                                                      3,452               141,902
                                                                                 -----------------     -----------------

   Total                                                                             $     234,760            $2,034,746
                                                                                 =================     =================

Current liabilities:
   Current portion of long term debt                                                 $         121            $    3,157
   Accounts payable                                                                            625                12,362
   Accrued interest                                                                             64                34,696
   Accrued programming fees and commissions                                                      -                58,250
   Litigation verdict accrual                                                                    -                35,167
   Other accrued expenses                                                                    7,750                21,583
   Other current liabilities                                                                    22                 7,158
                                                                                 -----------------     -----------------
     Total current liabilities                                                               8,582               172,373
Investment in Pegasus Satellite Communications, Inc.                                       412,684                     -
Long term debt                                                                               8,225             1,385,071
Mandatorily redeemable preferred stock                                                           -                85,512
Other noncurrent liabilities                                                                     -                70,507
                                                                                 -----------------     -----------------
   Total liabilities                                                                       429,491             1,713,463
                                                                                 -----------------     -----------------

Commitments and contingent liabilities (see Note 12)
Redeemable preferred stocks                                                                217,015               215,501
Minority interest                                                                            2,852                   452
Common stockholders' equity:
   Common stock                                                                                130                   127
   Other common stockholders' equity                                                      (414,728)              105,203
                                                                                 -----------------     -----------------
     Total common stockholders' equity                                                    (414,598)              105,330
                                                                                 -----------------     -----------------
   Total                                                                             $     234,760            $2,034,746
                                                                                 =================     =================


           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                    Three Months Ended June 30,
                                                                                      2004              2003
                                                                                  (restated-see     (restated-see
                                                                                     Note 15)       Notes 14 and
                                                                                                            15)
                                                                                  --------------    --------------
Net revenues:
   Direct broadcast satellite                                                       $   137,711       $   205,823
   Broadcast television and other operations                                              6,224             8,354
                                                                                  --------------    --------------
     Total net revenues                                                                 143,935           214,177
Operating expenses:
   Direct broadcast satellite
     Programming                                                                         48,772            92,483
     Other subscriber related expenses                                                   25,973            40,550
                                                                                  --------------    --------------
       Direct operating expenses (excluding depreciation and amortization and            74,745           133,033
         impairment of direct broadcast satellite assets shown below)
     Promotions and incentives                                                            2,476             3,595
     Advertising and selling                                                              2,604             6,572
     Litigation verdict                                                                   4,718                 -
     General and administrative                                                           4,039             5,913
     Impairment of direct broadcast satellite assets                                    429,638                 -
     Depreciation and amortization                                                       25,833            40,843
                                                                                  --------------    --------------
       Total direct broadcast satellite expenses                                        544,053           189,956
   Broadcast television and other operations (including depreciation and
     amortization of $422 for 2004 and $562 for 2003)                                     5,840             7,755
   Corporate and development expenses (including depreciation and amortization
     of $3,882 for 2004 and $4,005 for 2003)                                              7,336             7,837
   Other operating expenses                                                              14,597            10,465
                                                                                  --------------    --------------
     Loss from operations                                                              (427,891)           (1,836)
Interest expense                                                                        (31,854)          (35,614)
Interest income                                                                             304               167
Other nonoperating income, net                                                                4             1,173
                                                                                  --------------    --------------
      Loss before equity in affiliates, income taxes, and discontinued                 (459,437)          (36,110)
        operations
Equity in earnings of affiliates                                                              -                74
Net benefit from income taxes                                                                 -               818
                                                                                  --------------    --------------
      Loss before discontinued operations                                              (459,437)          (35,218)
Discontinued operations:
                                                                                  --------------    --------------
  Loss from discontinued operations (including loss on disposal of $2,548 and
    net of income tax benefit of $975 in 2003)                                                -            (1,592)
                                                                                  --------------    --------------
     Net loss                                                                       $  (459,437)      $   (36,810)
                                                                                  ==============    ==============

     Comprehensive loss                                                             $  (459,437)      $   (36,810)
                                                                                  ==============    ==============
Basic and diluted per common share amounts:
  Loss from continuing operations, including $3,204 and $6,830, respectively,       $    (38.45)      $     (3.71)
    representing preferred stock dividends, deemed dividends, and accretion
  Discontinued operations                                                                     -             (0.14)
                                                                                  --------------    --------------
  Net loss applicable to common shares                                              $    (38.45)      $     (3.85)
                                                                                  ==============    ==============
   Weighted average number of common shares outstanding                                  12,032            11,332
                                                                                  ==============    ==============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      2004              2003
                                                                                  (restated-see     (restated-see
                                                                                     Note 15)       Notes 14 and
                                                                                                            15)
                                                                                  --------------    --------------
Net revenues:
   Direct broadcast satellite                                                       $   335,621       $   411,369
   Broadcast television and other operations                                             13,692            15,926
                                                                                  --------------    --------------
     Total net revenues                                                                 349,313           427,295
Operating expenses:
   Direct broadcast satellite
     Programming                                                                        138,603           185,739
     Other subscriber related expenses                                                   62,745            85,225
                                                                                  --------------    --------------
       Direct operating expenses (excluding depreciation and amortization and
         impairment of direct broadcast satellite assets shown below)                   201,348           270,964
     Promotions and incentives                                                            5,594             6,473
     Advertising and selling                                                              6,850            12,298
     Litigation verdict                                                                  22,044                 -
     General and administrative                                                          10,337            12,286
     Impairment of direct broadcast satellite assets                                    429,638                 -
     Depreciation and amortization                                                       70,297            82,829
                                                                                  --------------    --------------
       Total direct broadcast satellite expenses                                        746,108           384,850
   Broadcast television and other operations (including depreciation and
     amortization of $976 for 2004 and $1,316 for 2003)                                  13,222            15,586
   Corporate and development expenses (including depreciation and amortization
     of $7,809 for 2004 and $8,070 for 2003)                                             15,735            15,921
   Other operating expenses                                                              23,064            18,475
                                                                                  --------------    --------------
     Loss from operations                                                              (448,816)           (7,537)
Interest expense                                                                        (77,518)          (72,165)
Interest income                                                                             651               317
Other nonoperating income (loss), net                                                        (5)            2,527
                                                                                  --------------    --------------
      Loss before equity in affiliates, income taxes, discontinued operations,
        and cumulative effect of consolidating variable interest entities              (525,688)          (76,858)
Equity in earnings of affiliates                                                              -               161
Net benefit from income taxes                                                                 -             1,741
                                                                                  --------------    --------------
      Loss before discontinued operations and cumulative effect of
        consolidating variable interest entities                                       (525,688)          (74,956)
Discontinued operations:
  Income from discontinued operations (including net gain on disposal of $4,896
    and net of income tax expense of $1,754 in 2003)                                          -             2,862
                                                                                  --------------    --------------
      Loss before cumulative effect of consolidating variable interest entities        (525,688)          (72,094)
Cumulative effect of consolidating variable interest entities                            (2,127)                -
                                                                                  --------------    --------------
     Net loss                                                                       $  (527,815)      $   (72,094)
                                                                                  --------------    --------------

     Comprehensive loss                                                             $  (527,815)      $   (72,094)
                                                                                  ==============    ==============
Basic and diluted per common share amounts:
  Loss from continuing operations, including $1,921 and $13,486, respectively,
    representing preferred stock dividends, deemed dividends, and accretion         $    (45.08)      $     (7.78)
  Discontinued operations                                                                     -               .25
   Cumulative effect of consolidating variable interest entities                           (.18)                -
                                                                                  --------------    --------------
   Net loss applicable to common shares                                             $    (45.26)      $     (7.53)
                                                                                  ==============    ==============
   Weighted average number of common shares outstanding                                  11,704            11,372
                                                                                  ==============    ==============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)

                                                                                     Six Months Ended June 30,
                                                                                   2004                     2003
                                                                            --------------------     -------------------
Net cash provided by operating activities                                        $        964             $       9,366

Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                                    (4,436)                   (9,511)
   Other capital expenditures                                                          (1,395)                   (1,087)
   Proceeds from sale of broadcast station                                                  -                    21,593
   Purchases of intangible assets                                                      (4,322)                     (121)
   Other                                                                                  319                       224
                                                                            --------------------     -------------------
Net cash provided by (used for) investing activities                                   (9,834)                   11,098
                                                                            --------------------     -------------------

Cash flows from financing activities:
   Repayments of term loan facilities                                                    (750)                   (1,691)
   Repayments of other long term debt                                                     (81)                   (2,309)
   Borrowings on revolving credit facility                                             18,000                         -
   Purchases of common stock                                                           (1,092)                   (3,688)
   Restricted cash                                                                     (5,215)                    1,841
   Debt financing costs                                                                (2,154)                   (2,840)
   Other                                                                                 (636)                      (84)
                                                                            --------------------     -------------------
Net cash provided by (used for) financing activities                                    8,072                    (8,771)
                                                                            --------------------     -------------------

Net increase (decrease) in cash and cash equivalents                                     (798)                   11,693
Net decrease in cash and cash equivalents - reclassification of
    Pegasus Satellite Communications, Inc. to the cost method                         (22,451)                        -
                                                                            --------------------     -------------------
Cash and cash equivalents, beginning of year                                           82,921                    59,814
                                                                            --------------------     -------------------
Cash and cash equivalents, end of period                                         $     59,672             $      71,507
                                                                            ====================     ===================



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

         We restated our consolidated financial statements for the three and six months ended June 30, 2003. See Notes 14 and 15.

DECONSOLIDATION OF PEGASUS SATELLITE

         On June 2, 2004, Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Chapter 11 filing, the operations of these entities are subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite is restricted. Since Pegasus Satellite's results are no longer consolidated and we believe that it is not probable that we will be obligated to fund any post-petition losses of Pegasus Satellite, any adjustments reflected in Pegasus Satellite's financial statements subsequent to the Filing Date relating to the recoverability and classification of recorded asset amounts, classification of liabilities, or adjustments made for loss contingencies and other matters are not expected to affect Pegasus Communications' results of operations. When Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting and ultimate disposition of our negative investment in Pegasus Satellite will be determined based on the terms of the reorganization plan.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Prior to the deconsolidation of Pegasus Satellite, we had investments in Pegasus Satellite's common stock and its cumulative exchangeable 12-3/4% preferred stock, as well as a note receivable from Pegasus Satellite. As of the deconsolidation, we aggregated these investments in the $412.7 million negative investment in Pegasus Satellite.

         The following information presents our results of operations excluding Pegasus Satellite for the periods presented, as restated (see Notes 14 and 15) (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of results of operations of Pegasus Communications on a basis that excludes the results of operations of Pegasus Satellite for the periods presented):

(in thousands)                                          Three months ended                    Six months ended
                                                             June 30,                             June 30,
                                                      2004              2003              2004               2003
                                                  -------------    ---------------    --------------     --------------
                                                  (restated -      (restated -        (restated -        (restated -
                                                  see Note 15)     see Notes 14       see Note 15)       see Notes 14
                                                                   and 15)                               and 15)
Net revenues                                        $     229          $     213          $    486           $     448
Costs of other operations                               1,008                226             1,759                 452
Corporate and development expenses                        738                580             1,692               1,238
Corporate depreciation and amortization                 3,802              3,881             7,614               7,783
Other operating expenses, net                           7,033              2,202             7,596               3,895
                                                  -------------    ---------------    --------------     --------------
Loss from operations                                  (12,352)            (6,676)          (18,175)            (12,920)
Interest expense                                         (196)              (195)             (447)               (390)
Interest income                                           164                103               308                 190
Equity in earnings (losses) of affiliates                   -                220                 -              (2,902)
                                                  -------------    ---------------    --------------     --------------
Net loss                                            $ (12,384)         $  (6,548)         $(18,314)          $ (16,022)
                                                  =============    ===============    ==============     ==============

Net loss applicable to common shares                $   (1.30)         $   (0.87)         $  (1.73)          $   (1.98)
                                                  =============    ===============    ==============     ==============

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)                                   June 30, 2004       December 31, 2003
                                                           ----------------     -----------------
Current assets                                                  $  190,908            $  145,106
Property and equipment, net                                         49,320                68,417
Intangible assets, net                                             974,572             1,449,016
Other noncurrent assets                                            147,496               151,343
                                                           ----------------     -----------------
          Total assets                                          $1,362,296            $1,813,882
                                                           ================     =================

Liabilities not subject to compromise:
     Current liabilities                                        $   69,099            $  171,274
     Long-term debt                                                502,602             1,376,854
     Other noncurrent liabilities                                   48,181               319,991
Liabilities subject to compromise (1)                            1,083,248                     -
Minority interest                                                      859                   452
Redeemable preferred stock                                         243,486                     -
Stockholder's deficit                                             (585,179)              (54,689)
                                                           ----------------     -----------------
          Total liabilities and stockholder's deficit           $1,362,296            $1,813,882
                                                           ================     =================

(1) Liabilities subject to compromise consist of the following (in thousands):

                   Unsecured debt and interest                                 $  962,537
                   Litigation verdict accrual                                      62,719
                   Accrued programming fees & commissions                          55,203
                   Accounts payable and accrued expenses                            2,789
                                                                         -----------------
                                                                               $1,083,248
                                                                         =================

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                          PEGASUS SATELLITE COMMUNICATIONS, INC.
                                                  (DEBTOR-IN-POSSESSION)
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)                                    Three months ended                    Six months ended
                                                                  June 30,                             June 30,
                                                           2004              2003               2004              2003
                                                      ---------------    --------------     --------------    --------------
Net revenues                                                $208,721          $213,964           $413,842          $426,794
Operating expenses, excluding litigation
   judgment, impairment of direct broadcast
   satellite rights, and reorganization items                190,272           209,352            393,169           421,924
Litigation judgment                                            4,719                 -             22,045                 -
Impairment of direct broadcast satellite assets              429,638                 -            429,638                 -
Reorganization items                                          14,614                 -             14,614                 -
                                                      ---------------    --------------     --------------    --------------
Income (loss) from operations                               (430,522)            4,612           (445,624)            4,870
Interest and other expense, net                              (39,480)          (35,588)           (89,497)          (72,072)
Net benefit for income taxes                                       -               763                  -             1,656
Income (loss) from discontinued operations                         -            (1,592)                 -             2,862
Cumulative effect of consolidating variable
   interest entities                                               -                 -             (2,127)                -
                                                      ---------------    --------------     --------------    --------------
Net loss                                                   $(470,002)         $(31,805)         $(537,248)         $(62,684)
                                                      ===============    ==============     ==============    ==============

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

         Reorganization items were as follows for the period from the Filing Date through June 30, 2004:

               Legal services                                                                   $ 4,236
               Financial advisory services                                                        1,330
               Accelerated amortization of certain deferred financing costs (1)                   8,692
               Other                                                                                356
                                                                                        ----------------
                                                                                                $14,614
                                                                                        ================

(1) As required by SOP 90-7, the Debtors' pre-petition debt that is subject to compromise was adjusted to the allowed amount. Accordingly, the Debtors accelerated the amortization of debt related premiums, discounts, and issuance costs and recorded a net expense of approximately $8.7 million in reorganization items in June 2004.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

KB Prime Media

         As discussed in our Form 10-Q for the quarterly period ended March 31, 2004, Pegasus Media initially consolidated the KB Prime Media Companies as a variable interest entity under FIN 46, resulting in a cumulative effect of a $2.1 million loss or $0.19 cents per share for the three months ended March 31, 2004. As a result of the bankruptcy filing of Pegasus Media and its subsequent deconsolidation from our financial statements, the results of operations of the KB Prime Media Companies are no longer included in our financial statements subsequent to the Filing Date.

Pegasus PCS Partners, L.P. and Pegasus Capital Holdings, LLC - As Restated (see
Note 15)

         See Note 15 - Restatement of Financial Statements Related to Form 10-Q/A for a discussion of our investment in Pegasus PCS Partners and Pegasus PCS Partners' investment in PCH, LLC.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       BASIS OF PRESENTATION

PROPERTY AND EQUIPMENT

         Property and equipment, net consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

                                                                    June 30,             December 31,
                                                                      2004                   2003
                                                                ------------------     ------------------
Towers, antennas, and related equipment                                 $    701               $  7,630
Television broadcasting and production equipment                              90                 17,291
Equipment, furniture, and fixtures                                         5,080                 34,756
Direct broadcast satellite equipment capitalized                               -                 65,778
Building and improvements                                                  9,691                 25,495
Land                                                                       5,500                  6,036
Other                                                                      1,467                  3,559
                                                                ------------------     ------------------
                                                                          22,529                160,545
Accumulated depreciation                                                  (4,805)               (76,843)
                                                                ------------------     ------------------
Property and equipment, net                                             $ 17,724               $ 83,702
                                                                ==================     ==================

INTANGIBLE ASSETS

         Intangible assets, net consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

                                                                    June 30,              December 31,
                                                                      2004                    2003
                                                                ------------------    -------------------
Assets subject to amortization:
    Cost:
       Direct broadcast satellite rights                               $      -             $2,289,137
       Other                                                            207,703                257,921
                                                                ------------------    -------------------
                                                                        207,703              2,547,058
                                                                ------------------    -------------------
    Accumulated amortization:
       Direct broadcast satellite rights                                      -                862,903
       Other                                                             58,037                 89,020
                                                                ------------------    -------------------
                                                                         58,037                951,923
                                                                ------------------    -------------------
Net assets subject to amortization                                      149,666              1,595,135
Assets not subject to amortization:
    Broadcast television licenses                                           251                 12,670
                                                                ------------------    -------------------
Intangible assets, net                                                 $149,917             $1,607,805
                                                                ==================    ===================

OTHER NONCURRENT ASSETS - AS RESTATED (SEE NOTE 15)

         Noncurrent assets of $3.5 million at June 30, 2004 consisted primarily of restricted cash.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ACCOUNTING FOR STOCK OPTIONS

         We account for stock options and restricted stock issued using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for the net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                                               Three Months
                                                                                              Ended June 30,
                                                                                           2004             2003
                                                                                      ---------------   -------------
                                                                                      (restated-see   (restated-see
                                                                                         Note 15)     Notes 14 and
                                                                                                           15)
Net loss, as reported                                                                   $ (459,437)      $ (36,810)
Add: stock based employee compensation expense, net of income tax, included in net
   loss, as reported                                                                         1,325           2,637
Deduct: stock based employee compensation expense, net of income tax, determined
   under fair value method                                                                  (2,336)         (4,306)
                                                                                      ---------------   -------------
Net loss, pro forma                                                                     $ (460,448)      $ (38,479)
                                                                                      ===============   =============
Basic and diluted per common share amounts (see Note 7):
Net loss applicable to common shares, as reported                                       $   (38.45)      $   (3.85)
Net loss applicable to common shares, pro forma                                         $   (38.53)      $   (4.00)


                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                           2004             2003
                                                                                      ---------------   -------------
                                                                                      (restated-see   (restated-see
                                                                                         Note 15)     Notes 14 and
                                                                                                           15)
Net loss, as reported                                                                    $(527,815)      $ (72,094)
Add: stock based employee compensation expense, net of income tax, included in net
   loss, as reported                                                                         3,542           2,637
Deduct: stock based employee compensation expense, net of income tax, determined
   under fair value method                                                                  (5,535)         (5,355)
                                                                                      ---------------   -------------
Net loss, pro forma                                                                      $(529,808)      $ (74,812)
                                                                                      ===============   =============
Basic and diluted per common share amounts (see Note 7):
Net loss applicable to common shares, as reported                                        $  (45.26)      $   (7.53)
Net loss applicable to common shares, pro forma                                          $  (45.43)      $   (7.76)

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

         The Series E junior convertible participating preferred stock ("Series E") also decreased due to two June 2004 conversions of 472 shares with a liquidation preference value of $472 thousand into 1,512 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $47 thousand. In July 2004, all of the remaining outstanding Series E shares were converted into shares of Class A common stock in three separate transactions. In these conversions, 2,500 shares with a liquidation preference value of $2.5 million were converted into 8,014 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $257 thousand. The conversions were in accordance with the terms of the Series E's certificate of designation.

         We also recorded dividends on Series C of $6.3 million, on Series D of $32 thousand, and on Series E of $56 thousand during the first six months of 2004. The change in the carrying amount of preferred stock for the six months ended June 30, 2004 was as follows (in thousands):

Dividends accrued on preferred stock                                             $ 6,393
Dividends in arrears on Series C issued in exchange                                1,609
Elimination of Series D accumulated dividends in exchange                         (1,031)
Discount on Series C issued in exchange                                           (4,938)
Conversion of Series E to common stock                                              (472)
Elimination of Series E accumulated dividends in exchange                            (47)
                                                                         -----------------
                                                                                 $ 1,514
                                                                         =================

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   COMMON STOCK

         The number of shares of Pegasus Communications' Class A common stock at June 30, 2004 was 11,227,682 issued and 10,960,226 outstanding, and at December 31, 2003 was 10,886,994 issued and 9,522,786 outstanding. Shares outstanding as of June 30, 2004 exclude 195,000 shares held by Pegasus Development, our consolidated subsidiary, and 71,000 shares held by Pegasus PCS Partners, a consolidated variable interest entity. Shares outstanding at December 31, 2003 exclude 1,315,208 shares held by Pegasus Satellite Communications, Inc. and 49,000 shares held by Pegasus Development. The change in the number of shares outstanding during the six months ended June 30, 2004 was as follows:


Deconsolidation of Pegasus Satellite's ownership of Pegasus
     Communications' common stock                                           1,315,208
Shares issued for employee benefit and award plans                            338,916
Shares repurchased and held in treasury                                      (146,000)
Shares surrendered for employee benefit and award plans                       (72,456)
Shares issued upon conversion of preferred stock                                1,512
Shares issued upon exercise of stock options                                      260
                                                                         --------------
                                                                            1,437,440
                                                                         ==============

         The aggregate amount paid for shares repurchased during the six months ended June 30, 2004 was $1.1 million. We have not made any purchases of our Class A common stock after June 30, 2004.

         No dividends were declared or paid for common stocks during the six months ended June 30, 2004. On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split which will be effected in the form of a stock dividend (See Note 16).

5.   CHANGES IN OTHER STOCKHOLDERS' EQUITY - AS RESTATED

         The change in other stockholders' equity from December 31, 2003 to June 30, 2004 consisted of (in thousands):

Net loss, as restated (see Note 15)                                                                       $(527,815)
Increase (decrease) to additional paid in capital for:
   Common stock issued                                                                                        4,352
   Preferred stock dividends accrued                                                                         (6,393)
   Deemed dividends associated with exchange of preferred stock                                               6,081
   Exchange of preferred stock                                                                               (1,720)
   Class A common stock held by variable interest entity classified as treasury stock, as
     restated (see Note 15)                                                                                    (465)
   Class B common stock held by variable interest entity classified as treasury stock                          (208)
   Conversion and retirement of preferred stock                                                                 472
   Repurchases of common stock                                                                               (1,092)
   Other treasury stock transactions                                                                           (973)
   Investment in affiliate held by variable interest entity classified as contra-equity, as
    restated (see Note 15)                                                                                   (2,055)
   Reclassification of Pegasus Satellite's holdings of Pegasus Communications' common
     stock                                                                                                    9,885
                                                                                                     ----------------
                                                                                                          $(519,931)
                                                                                                     ================

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

7.   PER COMMON SHARE AMOUNTS

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at June 30, 2004 was 5.0 million.

         In July 2004, 205,404 shares of Class A common stock were issued in cashless warrant exercises with two separate parties.

         Net loss available for common shares and results from continuing operations are adjusted for dividends and accretion on preferred stocks to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows, as restated (see Notes 14 and 15) (in thousands):

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                   2004               2003               2004               2003
                                              ---------------    ---------------    ---------------     --------------
                                                 (restated -         (restated -       (restated -         (restated -
                                                see Note 15)        see Notes 14      see Note 15)        see Notes 14
                                                                        and 15 )                              and 15 )
Net loss, as reported                            $ (459,437)          $ (36,810)       $ (527,815)          $ (72,094)
Accrued dividends                                     3,204               6,304             6,393              12,435
Accumulated dividends on Series C
   issued in exchange for Series D                        -                   -             1,609                   -
Deemed dividends                                          -                   -            (6,081)                  -
Accretion                                                 -                 526                 -               1,051
                                              ---------------    ---------------    ---------------     --------------
   Total accrued and deemed dividends on
    preferred stock dividends                         3,204               6,830             1,921              13,486
                                              ---------------    ---------------    ---------------     --------------
Net loss available for common shares             $ (462,641)          $ (43,640)       $ (529,736)          $ (85,580)
                                              ===============    ===============    ===============     ==============

         On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split which will be effected in the form of a stock dividend (See Note 16).

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   SUPPLEMENTAL CASH FLOW INFORMATION

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       2004              2003
                                                                                   --------------    -------------
Preferred stock dividends accrued and accretion                                      $  6,393           $13,486
Common stock issued for employee benefits and awards                                    4,353             3,211
Net additional paid in capital from repurchase, exchange, and/or redemption of
   preferred stock                                                                          -               240

9.       INCOME TAXES

         Due to the deconsolidation of Pegasus Satellite and the fact that we now account for our negative investment in Pegasus Satellite of $412.7 million using the cost method, we recorded a deferred tax asset for the difference between the tax basis and book basis of our investment in Pegasus Satellite.

         In the three and six months ended June 30, 2004, we recorded increases of $192.3 million and $213.7 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at June 30, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at June 30, 2004 was $299.8 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended June 30, 2004 to virtually zero.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.      RESTATEMENT OF FINANCIAL STATEMENTS

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the three and six months ended June 30, 2003 to properly reflect income taxes associated with continuing and discontinued operations. We summarized the effect of this restatement in the table below.

(in thousands)                                        Three months ended                  Six months ended
                                                        June 30, 2003                      June 30, 2003
                                                -------------------------------    -------------------------------
                                                     As               As                As               As
                                                 Originally       Previously        Originally       Previously
                                                  Reported         Restated          Reported         Restated
                                                -------------    --------------    -------------    --------------
Net (expense) benefit for income taxes             $   (138)       $    795           $   (138)        $  1,768
Loss before discontinued operations                 (36,028)        (35,095)           (79,898)         (77,992)
Income (loss) from discontinued
 operations, net of income tax                       (2,567)         (1,592)             4,616            2,862
Net loss                                            (38,595)        (36,687)           (75,282)         (75,130)


         The restatement impacting net (expense) benefit for income taxes, loss before discontinued operations, income (loss) from discontinued operations, net of income tax and net loss discussed above was originally reported in our Form 10-Q for the quarter ended June 30, 2004 as filed on August 16, 2004. This restatement has been further amended as a result of the restatement discussed in
Note 15 -- Restatement of Financial Statements Related to Form 10-Q/A.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.      RESTATEMENT OF FINANCIAL STATEMENTS RELATED TO FORM 10-Q/A

         We restated these financial statements to correct errors related to the accounting for our investment in Pegasus PCS Partners and our allocation of income taxes between continuing and discontinued operations. Specifically we:
(1) restated in the June 30, 2004 balance sheet Pegasus PCS Partners' investment in PCH, LLC, the related minority interest, and other common stockholders' equity for certain prior period adjustments to the related investment account and the adjustment to the related investment account per (2) below; (2) restated in the statements of operations for the three and six months ended June 30, 2004, other nonoperating loss, to reverse the $2.6 million charge that reduced Pegasus PCS Partners' investment in PCH, LLC; (3) restated in the December 31, 2003 balance sheet our investment in Pegasus PCS Partners and other common stockholders' equity for certain prior period adjustments to the related investment account; (4) corrected the classification in the June 30, 2004 and December 31, 2003 balance sheets of Pegasus PCS Partners' remaining investment in PCH, LLC and our remaining investment in Pegasus PCS Partners, respectively, from other noncurrent assets to equity; (5) restated in the statement of operations for the three and six months ended June 30, 2003 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement; and the net benefit from income taxes for the corresponding impact of this change to equity in (losses) earnings of affiliates; and (6)restated certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (5).

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

         In January 1996 and April 1999, Pegasus PCS Partners acquired two personal communications system licenses in Puerto Rico in FCC auctions. In August 1999, Pegasus Development made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Prior to August 1999, Pegasus PCS Partners was owned by entities beneficially controlled by Marshall W. Pagon. At the time of the investment, Pegasus PCS Partners still held the two aforementioned personal communications system licenses in Puerto Rico. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million and net proceeds were approximately $28 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

         Approximately $22 million of the net proceeds from the February 2001 and May 2001 Pegasus PCS Partners' license sales were used to make a series of investments in 2001, 2002, and 2003, in PCH LLC; approximately $2 million of the net proceeds were used to purchase 71,000 Class A shares of Pegasus Communications on the open market; and approximately $4 million was distributed in accordance with the partnership agreement to satisfy tax obligations. As a result of this use of net proceeds, Pegasus PCS Partners' assets consist principally of senior preferred equity interests in PCH LLC, 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, the assets underlying Pegasus Development's investment in Pegasus PCS Partners as of December 31, 2003 and Pegasus PCS Partners' investment in PCH LLC as of March 31, 2004 were reclassified from other noncurrent assets to equity. Pegasus PCS Partners' assets that are classified as contra equity and the minority interest in Pegasus PCS Partners at June 30, 2004 have been restated to include the effects of an impairment of Pegasus PCS Partners' assets during 2002. Our investment in PCS Partners that is classified as contra equity at December 31, 2003 has been restated to include the cumulative effect of correcting the allocation of Pegasus PCS Partners' profits and losses in accordance with the partnership agreement in 2001, 2002 and 2003, and the effects of an impairment of Pegasus PCS Partners' assets during 2002.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The approximate fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 and of Pegasus PCS Partners' investment in PCH LLC at June 30, 2004 was $15.8 million and $18.6 million, respectively based on our Class A common share price at those dates. At March 31, 2004, we initially consolidated $22 million of assets and $8.1 million of interests determined not to be the primary beneficiary under FIN 46. After consideration of the effects of an impairment of Pegasus PCS Partners' assets recorded during 2002 in our amended form 10-K for the period ended December 31, 2003, the consolidated assets and interest determined not to be the primary beneficiary under FIN 46, were $14.1 million and $2.8 million, respectively.

         Also, in the statements of operations for three and six months ended June 30, 2004, we originally included $2.6 million in other nonoperating loss to reflect a decline in the fair value of Pegasus PCS Partners' investment in PCH LLC. As a result of the aforementioned impairment restatement, the decline in value was recognized in 2002 and has therefore been reversed in the restated financial statements in this Form 10-Q/A.

         Also, for the three and six months ended June 30, 2003 we corrected our equity in earnings (losses) of affiliates related to our investment in Pegasus PCS Partners. These corrections are the result of incorrect allocations of profits and losses in accordance with the LP agreement. We also corrected the net benefit for income taxes for the three and six months ended June 30, 2003, as a result of this change to equity in (losses) earnings of affiliates.

Summary of Corrections

         These corrections, along with the tax corrections discussed in Note 14, affected amounts previously reported for the three and six months ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003. We summarized the effects in the following tables. The corrections did not impact our cash flows.


                    Selected Consolidated Balance Sheet Data
                                 (In thousands)

                                                                                  June 30,            December 31,
                                                                                    2004                  2003
                                                                              ------------------    ------------------
As previously reported:

Other noncurrent assets                                                            $   22,683             $  158,256
Total assets                                                                          253,991              2,051,100

Minority Interest                                                                       8,103                    452
Other common stockholders' equity                                                    (400,748)               121,557
Total common stockholders' equity                                                    (400,618)               121,684
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                        $  253,991             $2,051,100

As restated:

Other noncurrent assets                                                            $    3,452             $  141,902
Total assets                                                                          234,760              2,034,746

Minority Interest                                                                       2,852                    452
Other common stockholders' equity                                                    (414,728)               105,203
Total common stockholders' equity                                                    (414,598)               105,330
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                        $  234,760             $2,034,746

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   Selected Consolidated Statements of Operations and Comprehensive Loss Data
                    (In thousands, except per share amounts)

                                                     Three Months Ended                     Six Months Ended
                                                June 30,           June 30,           June 30,            June 30,
                                                  2004               2003               2004                2003
                                            -----------------  ------------------  ----------------   -----------------
As previously reported:

Other nonoperating income (loss), net         $  (2,631)          $   1,173            $  (2,640)         $   2,527
Loss before equity in affiliates, income
taxes, discontinued operations and
cumulative effect of consolidating variable
interest entities                              (462,072)            (36,110)            (528,323)           (76,858)
Equity in (losses) earnings of affiliates          --                   220                 --               (2,902)
Net benefit from income taxes                      --                   795                 --                1,768
Loss before discontinued operations and
cumulative effect of consolidating variable
interest entities                              (462,072)            (35,095)            (528,323)           (77,992)
Loss before cumulative effect of
consolidating variable interest entities       (462,072)            (36,687)            (528,323)           (75,130)
Net loss                                       (462,072)            (36,687)            (530,450)           (75,130)
Comprehensive loss                             (462,072)            (36,687)            (530,450)           (75,130)

Loss from continuing operations, including
$3,204, $6,830, $1,921 and $13,486,
respectively, representing accrued and
deemed preferred stock dividends                 (38.67)              (3.70)              (45.31)             (8.04)
Net loss applicable to common shares             (38.67)              (3.84)              (45.49)             (7.79)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                     Three Months Ended                     Six Months Ended
                                                June 30,           June 30,           June 30,            June 30,
                                                  2004               2003               2004                2003
                                            -----------------  ------------------  ----------------   -----------------
As restated:

Other nonoperating income (loss), net           $       4        $   1,173           $      (5)          $   2,527
Loss before equity in affiliates, income
taxes, discontinued operations and
cumulative effect of consolidating variable
interest entities                                (459,437)         (36,110)           (525,688)            (76,858)
Equity in (losses) earnings of affiliates            --                 74                --                   161
Net benefit for income taxes                         --                818                --                 1,741
Loss before discontinued operations and
cumulative effect of consolidating variable
interest entities                                (459,437)         (35,218)           (525,688)            (74,956)
Loss before cumulative effect of
consolidating variable interest entities         (459,437)         (36,810)           (525,688)            (72,094)
Net loss                                         (459,437)         (36,810)           (527,815)            (72,094)
Comprehensive loss                               (459,437)         (36,810)           (527,815)            (72,094)

Loss from continuing operations, including
$3,204, $6,830, $1,921 and $13,486,
respectively, representing accrued and
deemed preferred stock dividends                   (38.45)           (3.71)             (45.08)              (7.78)
Net loss applicable to common shares               (38.45)           (3.85)             (45.26)              (7.53)

16.      SUBSEQUENT EVENT

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

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein. We restated our consolidated financial statements for the three and six months ended June 30, 2004 and 2003. See Notes 14 and 15 of the Notes to Consolidated Financial Statements.

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

RESTATEMENT OF FINANCIAL STATEMENTS

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the three and six months ended June 30, 2003 to properly reflect income taxes associated with continuing and discontinued operations. We summarized the effect of this restatement in the table below.

(in thousands)                                        Three months ended                  Six months ended
                                                        June 30, 2003                      June 30, 2003
                                                ------------- -- --------------    ------------- -- --------------
                                                     As               As                As               As
                                                 Originally       Previously        Originally       Previously
                                                  Reported         Restated          Reported         Restated

Net (expense) benefit for income taxes             $   (138)        $    795          $   (138)       $   1,768
Loss before discontinued operations                 (36,028)         (35,095)          (79,898)         (77,992)
Income (loss) from discontinued
  operations, net of income tax                      (2,567)          (1,592)            4,616            2,862
Net loss                                            (38,595)         (36,687)          (75,282)         (75,130)

                       PEGASUS COMMUNICATIONS CORPORATION


         The restatement impacting net (expense) benefit for income taxes, loss before discontinued operations, income (loss) from discontinued operations, net of income tax and net loss as discussed above was originally reported in our Form 10-Q for the quarter ended June 30, 2004 as filed on August 16, 2004. This restatement has been further amended as a result of the restatement discussed in
Note 15 -- Restatement of Financial Statements Related to Form 10-Q/A.

RESTATEMENT OF FINANCIAL STATEMENTS RELATED TO FORM 10-Q/A

         We have restated our previously issued interim financial statements filed on our form 10-Q for the three and six months ended June 30, 2004 to: (1) restate in the June 30, 2004 balance sheet Pegasus PCS Partners' investment in PCH, LLC, the related minority interest, and other common stockholders' equity for certain prior period adjustments to the related investment account and the adjustment to the related investment account per (2) below; (2) restate in the statements of operations for the three and six months ended June 30, 2004, other nonoperating loss, to reverse the $2.6 million charge that reduced Pegasus PCS Partners' investment in PCH, LLC; (3) restate in the December 31, 2003 balance sheet our investment in Pegasus PCS Partners and other common stockholders' equity for certain prior period adjustments to the related investment account;
(4) correct the classification in the June 30, 2004 and December 31, 2003 balance sheets of Pegasus PCS Partners' remaining investment in PCH, LLC and our remaining investment in Pegasus PCS Partners, respectively, from other noncurrent assets to equity; (5) restate in the statement of operations for the three and six months ended June 30, 2003 the equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement; and the net benefit from income taxes for the corresponding impact of this change to equity in (losses) earnings of affiliates; and (6) restate certain other references and disclosures in the notes to the financial statements and management's discussion and analysis of financial condition and results of operations, required to reflect consistently the restatements noted in (1) through (5).

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

         In January 1996 and April 1999, Pegasus PCS Partners acquired two personal communications system licenses in Puerto Rico in FCC auctions. In August 1999, Pegasus Development made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Prior to August 1999, Pegasus PCS Partners was owned by entities beneficially controlled by Marshall W. Pagon. At the time of the investment, Pegasus PCS Partners still held the two aforementioned personal communications system licenses in Puerto Rico. In February 2001 and in May 2001, Pegasus PCS Partners sold its licenses. Aggregate consideration for the sale of the two licenses was approximately $30.0 million and net proceeds were approximately $28 million. In February 2002, Pegasus Development granted Mr. Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities (including our securities).

                       PEGASUS COMMUNICATIONS CORPORATION

         Approximately $22 million of the net proceeds from the February 2001 and May 2001 Pegasus PCS Partners' license sales were used to make a series of investments in 2001, 2002, and 2003, in PCH LLC; approximately $2 million of the net proceeds were used to purchase 71,000 Class A shares of Pegasus Communications on the open market; and approximately $4 million was distributed in accordance with the partnership agreement to satisfy tax obligations. As a result of this use of net proceeds, Pegasus PCS Partners' assets consist principally of senior preferred equity interests in PCH LLC, 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, the assets underlying Pegasus Development's investment in Pegasus PCS Partners as of December 31, 2003 and Pegasus PCS Partners' investment in PCH LLC as of March 31, 2004 were reclassified from other noncurrent assets to equity. Pegasus PCS Partners' assets that are classified as contra equity and the minority interest in Pegasus PCS Partners at June 30, 2004 have been restated to include the effects of an impairment of Pegasus PCS Partners' assets during 2002. Our investment in Pegasus PCS Partners that is classified as contra equity at December 31, 2003 has been restated to include the cumulative effect of correcting the allocation of Pegasus PCS Partners' profits and losses in accordance with the partnership agreement in 2001, 2002 and 2003, and the effects of an impairment of Pegasus PCS Partners' assets during 2002.

         The approximate fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 and of Pegasus PCS Partners' investment in PCH LLC at June 30, 2004 was $15.8 million and $18.6 million, respectively based on our Class A common share price at those dates. At March 31, 2004, we initially consolidated $22 million of assets and $8.1 million of interests determined not to be the primary beneficiary under FIN 46. After consideration of the effects of an impairment of Pegasus PCS Partners' assets recorded during 2002 in our amended form 10-K for the period ended December 31, 2003, the consolidated assets and interest determined not to be the primary beneficiary under FIN 46, were $14.1 million and $2.8 million, respectively.

         Also, in the statements of operations for three and six months ended June 30, 2004, we originally included $2.6 million in other nonoperating loss to reflect a decline in the fair value of Pegasus PCS Partners' investment in PCH LLC. As a result of the aforementioned impairment restatement, the decline in value was recognized in 2002 and has therefore been reversed in the restated financial statements in this Form 10-Q/A.

         Also, for the three and six months ended June 30, 2003 we corrected our equity in (losses) earnings of affiliates related to our investment in Pegasus PCS Partners. These corrections are the result of incorrect allocations of profits and losses in accordance with the LP agreement. We also corrected the net benefit for income taxes for the three and six months ended June 30, 2003, as a result of this change to equity in (losses) earnings of affiliates.

Summary of Corrections

         These corrections, along with the tax corrections discussed in Note 14, affected amounts previously reported for the three and six months ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003. We summarized the effects in the following tables. The corrections did not impact our cash flows.

                       PEGASUS COMMUNICATIONS CORPORATION

                    Selected Consolidated Balance Sheet Data
                                 (In thousands)

                                                                                  June 30,            December 31,
                                                                                    2004                  2003
                                                                              ------------------    ------------------
As reported:

Other noncurrent assets                                                             $  22,683            $   158,256
Total assets                                                                          253,991              2,051,100

Minority Interest                                                                       8,103                    452
Other common stockholders' equity                                                    (400,748)               121,557
Total common stockholders' equity                                                    (400,618)               121,684
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                         $ 253,991            $ 2,051,100

As restated:

Other noncurrent assets                                                             $   3,452            $   141,902
Total assets                                                                          234,760              2,034,746

Minority Interest                                                                       2,852                    452
Other common stockholders' equity                                                    (414,728)               105,203
Total common stockholders' equity                                                    (414,598)               105,330
Total liabilities, redeemable preferred stock, minority interest, and
common stockholders' equity                                                         $ 234,760            $ 2,034,746

                       PEGASUS COMMUNICATIONS CORPORATION

   Selected Consolidated Statements of Operations and Comprehensive Loss Data
                    (In thousands, except per share amounts)

                                                     Three Months Ended                     Six Months Ended
                                                June 30,           June 30,           June 30,            June 30,
                                                  2004               2003               2004                2003
                                            -----------------  ------------------  ----------------   -----------------
As Reported:

Other nonoperating income (loss), net          $  (2,631)         $   1,173          $  (2,640)          $   2,527
Loss before equity in affiliates, income
taxes, discontinued operations and
cumulative effect of consolidating variable
interest entities                               (462,072)           (36,110)          (528,323)            (76,858)

Equity in (losses) earnings of affiliates              -                220                  -              (2,902)

Net benefit from income taxes                          -                795                  -               1,768
Loss before discontinued operations and
cumulative effect of consolidating variable
interest entities                               (462,072)           (35,095)          (528,323)            (77,992)
Loss before cumulative effect of
consolidating variable interest entities        (462,072)           (36,687)          (528,323)            (75,130)
Net loss                                        (462,072)           (36,687)          (530,450)            (75,130)
Comprehensive loss                              (462,072)           (36,687)          (530,450)            (75,130)

Loss from continuing operations, including
$3,204, $6,830, $1,921 and $13,486,
respectively, representing accrued and
deemed preferred stock dividends                  (38.67)             (3.70)            (45.31)              (8.04)
Net loss applicable to common shares              (38.67)             (3.84)            (45.49)              (7.79)

As Restated:

Other nonoperating income (loss), net          $       4          $   1,173          $      (5)          $   2,527
Loss before equity in affiliates, income
taxes, discontinued operations and
cumulative effect of consolidating variable
interest entities                               (459,437)           (36,110)          (525,688)            (76,858)

Equity in (losses) earnings of affiliates              -                 74                  -                 161

Net benefit for income taxes                           -                818                  -               1,741
Loss before discontinued operations and
cumulative effect of consolidating variable
interest entities                               (459,437)           (35,218)          (525,688)            (74,956)
Loss before cumulative effect of
consolidating variable interest entities        (459,437)           (36,810)          (525,688)            (72,094)
Net loss                                        (459,437)           (36,810)          (527,815)            (72,094)
Comprehensive loss                              (459,437)           (36,810)          (527,815)            (72,094)

Loss from continuing operations, including
$3,204, $6,830, $1,921 and $13,486,
respectively, representing accrued and
deemed preferred stock dividends                  (38.45)             (3.71)            (45.08)              (7.78)
Net loss applicable to common shares              (38.45)             (3.85)            (45.26)              (7.53)

                       PEGASUS COMMUNICATIONS CORPORATION

SUBSEQUENT EVENT

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

         The transactions contemplated by the Asset Purchase Agreement, the Cooperation Agreement, the Global Settlement Agreement, and the Letter Agreement are subject to the approval of the Bankruptcy Court and various governmental approvals. A hearing with the Bankruptcy Court was held on August 25, 2004 to approve the previously referenced agreements.

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

                       PEGASUS COMMUNICATIONS CORPORATION

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


CONSOLIDATION OF VARIABLE INTEREST ENTITIES - AS RESTATED

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

KB Prime Media

         As discussed in our Form 10-Q for the quarterly period ended March 31, 2004, Pegasus Media initially consolidated the KB Prime Media Companies as a variable interest entity under FIN 46, resulting in a cumulative effect of a $2.1 million loss or $0.19 cents per share for the three months ended March 31, 2004. As a result of the bankruptcy filing of Pegasus Media and its subsequent deconsolidation from our financial statements, the results of operations of the KB Prime Media Companies are no longer included in our financial statements subsequent to the Filing Date.

Pegasus PCS Partners and PCH LLC - As Restated (see Note 15 of the Notes to Consolidated Financial Statements)

         See Note 15 of the Notes to Consolidated Financial Statements - Restatement of Financial Statements Related to Form 10-Q/A for a discussion of our investment in Pegasus PCS Partners and Pegasus PCS Partners' investment in PCH, LLC.


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

                       PEGASUS COMMUNICATIONS CORPORATION

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

                       PEGASUS COMMUNICATIONS CORPORATION

         Amounts associated with subscriber acquisition costs are contained in the following table (in thousands). For the 2004 periods, the two months ended June 2, 2004 consist of the period from April 1, 2004 through June 2, 2004, and the five months ended June 2, 2004 consist of the period from January 1, 2004 through June 2, 2004.

                                   Two Months           Three Months           Five Months           Six Months
                                      Ended                 Ended                 Ended                 Ended
                                  June 2, 2004          June 30, 2003         June 2, 2004          June 30, 2003
                                ------------------    ------------------    ------------------    ------------------
Gross subscriber acquisition costs:
Incurred                                  $ 8,900              $ 19,219              $ 22,313              $ 39,454
Capitalized                                 1,676                 4,684                 4,436                10,114
Deferred                                    2,144                 4,368                 5,433                10,569
                                ------------------    ------------------    ------------------    ------------------
Expensed:                                 $ 5,080              $ 10,167              $ 12,444              $ 18,771
                                ==================    ==================    ==================    ==================
   Promotions and
       incentives                         $ 2,476              $  3,595              $  5,594              $  6,473
   Advertising and selling                  2,604                 6,572                 6,850                12,298
                                ------------------    ------------------    ------------------    ------------------
       Total expensed                     $ 5,080              $ 10,167              $ 12,444              $ 18,771
                                ==================    ==================    ==================    ==================
Amortization of amounts
   deferred                               $ 2,785              $  6,453              $  7,528              $ 14,117
Depreciation of amounts
   capitalized                              3,190                 4,388                 7,936                 8,758

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

Pegasus Communications' Other Statement of Operations and Comprehensive Loss
Items

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

         In the three and six months ended June 30, 2004, we recorded increases of $192.3 million and $213.7 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at June 30, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at June 30, 2004 was $299.8 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended June 30, 2004 to virtually zero.

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

                       PEGASUS COMMUNICATIONS CORPORATION

PEGASUS COMMUNICATIONS' RESULTS OF OPERATIONS

         The following information presents the results of operations of Pegasus Communications on a basis that excludes the results of operations of Pegasus Satellite for the periods presented, as restated (see Notes 14 and 15 of the Notes to Consolidated Financial Statements). In this section, amounts and changes discussed are for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, unless indicated otherwise.

(in thousands)                                          Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                                      2004              2003              2004              2003
                                                  -------------    ---------------    -------------     --------------
                                                  (restated -      (restated -        (restated -       (restated -
                                                  see Note 15)     see Notes 14       see Note 15)      see Notes 14
                                                                   and 15)                              and 15)
Net revenues                                       $    229          $    213           $    486          $    448
Costs of other operations                             1,008               226              1,759               452
Corporate and development expenses                      738               580              1,692             1,238
Corporate depreciation and amortization               3,802             3,881              7,614             7,783
Other operating expenses, net                         7,033             2,202              7,596             3,895
                                                   --------          --------           --------          --------
Loss from operations                                (12,352)           (6,676)           (18,175)          (12,920)
Interest expense                                       (196)             (195)              (447)             (390)
Interest income                                         164               103                308               190
Equity in earnings (losses) of affiliates                --               220                 --            (2,902)
                                                   --------          --------           --------          --------
Net loss                                           $(12,384)         $ (6,548)          $(18,314)         $(16,022)
                                                   ========          ========           ========          ========
Net loss applicable to common shares               $  (1.30)         $  (0.87)          $  (1.73)         $  (1.98)

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

         Net cash provided by financing activities was $8.1 million and net cash used for financing activities was $8.8 million for the six months ended June 30, 2004 and 2003, respectively. The primary financing activities in the 2004 period were $18.0 million of borrowings on Pegasus Media's revolving credit facility, $5.2 million of restricted cash placed as collateral for a bond, $2.2 million of debt financing costs incurred by Pegasus Satellite and its subsidiaries, purchases of 146,000 shares of our of our Class A common stock for $1.1 million, and $750 thousand of repayments on term loan facilities. The primary financing activities for 2003 were repayments of long term debt of $4.0 million, purchases of 405,920 shares of our Class A common stock for $3.7 million, and costs of $2.8 million incurred for new financing arrangements, partially offset by the release of $1.8 million of restricted cash.

                       PEGASUS COMMUNICATIONS CORPORATION

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

         In June 2004, 472 shares of Series E junior convertible participating preferred stock ("Series E") with a liquidation preference value of $472 thousand were converted into 1,512 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $47 thousand. In July and August 2004, all of the remaining outstanding Series E shares were converted into shares of Class A common stock in three separate transactions. In these conversions, 2,500 shares with a liquidation preference value of $2.5 million were converted into 8,014 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $257 thousand. The conversions were in accordance with the terms of Series E's certificate of designation.

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

                       PEGASUS COMMUNICATIONS CORPORATION

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

         At the time the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 was prepared and filed, an evaluation within the 90 day period prior to June 30, 2004 had been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer had originally concluded that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

         The Company has identified material weaknesses in our identification and application of accounting principles and policies related to our accounting for income taxes and equity method investments. These material weaknesses contributed to restatements of our financial statements. See Notes 14 and 15 of the Notes to Consolidated Financial Statements.

         In conjunction with the decision to restate our financial statements, we reevaluated our disclosure controls and procedures over the identification and application of accounting principles, related to our accounting for income taxes and equity method investments, and concluded that these controls were not effective. We have taken steps to identify, rectify, and prevent the recurrence of the circumstances that resulted in the determination to restate prior period financial statements. As part of this undertaking, we have incorporated additional levels of review of the application of the related accounting principles, and increased emphasis on reviewing applicable accounting literature relating to the application of the related accounting principles. In addition, we hired a corporate controller and we engaged a public accounting firm to consult with regarding our accounting for income taxes. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

------------------------ ------------------ ---------------------- --------------------------- --------------------------
                                                                                                     (d) Approximate
                              (a) Total                               (c) Total Number of            Dollar Value of
                              Number of                               Shares Purchased as          Shares that May Yet
                               Shares          (b) Average Price       Part of Publicly             Be Purchased Under
Period                        Purchased         Paid per Share         Announced Program               the Program
------------------------ ------------------ ---------------------- --------------------------- --------------------------
May 21-26, 2004                52,000               $6.41                    52,000                   $11,209,682
------------------------ ------------------ ---------------------- --------------------------- --------------------------
June 8-24, 2004                94,000               $8.07                    94,000                   $10,450,938
------------------------ ------------------ ---------------------- --------------------------- --------------------------
Total                         146,000               $7.48                   146,000                   $10,450,938
------------------------ ------------------ ---------------------- --------------------------- --------------------------

         Shares included in the above table were purchased under a publicly announced $10 million repurchase program authorized by the Board of Directors on February 13, 2002 to acquire Class A common stock issued by Pegasus Communications. On November 6, 2003, the Board of Directors increased the authorized repurchase amount to $20 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As previously reported, Pegasus Satellite, Pegasus Media, and other significant direct and indirect subsidiaries of Pegasus Communications filed for protection under Chapter 11 of the Bankruptcy Code on June 2, 2004. This filing constituted an event of default under substantially all of the indebtedness of those subsidiaries, consisting of approximately $995.3 million of debt of Pegasus Satellite and $406.4 million of debt of Pegasus Media.

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

--------
*  Filed herewith.

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

                       PEGASUS COMMUNICATIONS CORPORATION

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