Form 10-Q
period 2004-09-30
PEGASUS COMMUNICATIONS CORP /
filed 2004-12-29
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

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
     225 City Line Avenue, Suite 200, Bala Cynwyd, PA           19004
     ------------------------------------------------         --------
          (Address of principal executive offices            (Zip code)

     Registrant's telephone number, including area code: (888) 438-7488

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Number of shares of each class of the registrant's common stock outstanding as of December 8, 2004:

            Class A Common Stock, $0.01 par value       10,032,888
            (excluding 1,315,208 shares held by
            Pegasus Satellite Communications, Inc.
            and 240,003 held by consolidated
            subsidiaries)

            Class B Common Stock, $0.01 par value        1,832,760

            Non-Voting Common Stock, $0.01 par value             -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                                                               Page
                                                                               ----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets
             September 30, 2004 and December 31, 2003                            4

            Consolidated Statements of Operations and Comprehensive Loss
             Three months ended September 30, 2004 and 2003                      5

            Consolidated Statements of Operations and Comprehensive Loss
             Nine months ended September 30, 2004 and 2003                       6

            Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 2004 and 2003                       7

            Notes to Consolidated Financial Statements                           8

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              27

Item 4.     Controls and Procedures                                             41

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                   43

Item 2.     Changes in Securities, Use of Proceeds, and Issuer Purchases of
             Equity Securities                                                  43

Item 3.     Defaults Upon Senior Securities                                     43

Item 6.     Exhibits                                                            44

Signatures                                                                      45

Certifications                                                                  46

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited financial statements herein include the accounts of Pegasus Communications Corporation and certain of its subsidiaries on a consolidated basis. As discussed in Note 1 to the Consolidated Financial Statements, on June 2, 2004 ("Filing Date"), Pegasus Satellite Communications, Inc. ("Pegasus Satellite"), Pegasus Media & Communications, Inc., and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Maine ("Bankruptcy Court"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in Pegasus Communications' consolidated results through the Filing Date. Subsequent to the Filing Date, Pegasus Communications no longer consolidates Pegasus Satellite's financial results in its consolidated financial statements and Pegasus Satellite has been deconsolidated from its balance sheet. Pegasus Communications' negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and it no longer records earnings or losses from Pegasus Satellite's operations subsequent to the Filing Date.

                       PEGASUS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                       September 30,    December 31,
                                                           2004            2003
                                                       -------------   -------------
  Cash and cash equivalents                            $      55,883   $      82,921
  Restricted cash                                              2,101          62,517
  Accounts receivable, net
    Trade                                                         71           4,737
    Other                                                      9,030             693
  Prepaid expenses                                             1,712           1,765
  Other current assets                                            51           3,348
  Assets of discontinued operations - current                      -          45,356
                                                       -------------   -------------
    Total current assets                                      68,848         201,337
Property and equipment, net                                   18,177          32,079
Intangible assets, net                                       146,353         171,231
Other noncurrent assets                                        1,502          63,094
Assets of discontinued operations - noncurrent                     -       1,567,005
                                                       -------------   -------------
  Total                                                $     234,880   $   2,034,746
                                                       =============   =============
Current liabilities:
  Current portion of long term debt                    $         124   $       3,132
  Taxes payable                                                7,205               -
  Accounts payable                                               414           3,893
  Accrued interest                                                64          34,402
  Other accrued expenses                                       9,185           9,319
  Other current liabilities                                       12           3,933
  Liabilities of discontinued operations - current                 -         117,694
                                                       -------------   -------------
    Total current liabilities                                 17,004         172,373
Investment in Pegasus Satellite Communications, Inc.         412,684               -
Long term debt                                                 8,195       1,385,071
Mandatorily redeemable preferred stock                             -          85,512
Other noncurrent liabilities                                      37          68,983
Liabilities of discontinued operations - noncurrent                -           1,524
                                                       -------------   -------------
  Total liabilities                                          437,920       1,713,463
                                                       -------------   -------------
Commitments and contingent liabilities (see Note 12)
Redeemable preferred stocks                                  217,439         215,501
Minority interest                                              2,721             452
Common stockholders' equity (deficit):
  Common stock                                                   134             127
  Other common stockholders' equity (deficit)               (423,334)        105,203
                                                       -------------   -------------
    Total common stockholders' equity (deficit)             (423,200)        105,330
                                                       -------------   -------------
  Total                                                $     234,880   $   2,034,746
                                                       =============   =============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended September 30,
                                                          ----------------------------------
                                                               2004               2003
                                                          ---------------    ---------------
                                                                              (Restated-see
                                                                                 Note 14)
Net revenues:
  Broadcast television                                    $             -    $         7,443
  Other operations                                                    241                201
                                                          ---------------    ---------------
    Total net revenues                                                241              7,644
Operating expenses:
  Broadcast television expenses                                         -              7,020
  Corporate, development, and other operations                      1,638              4,085
  Corporate, development, and other operations
   depreciation and amortization                                    3,908              4,067
  Other operating expenses                                          4,156              1,919
                                                          ---------------    ---------------
      Loss from operations                                         (9,461)            (9,447)
Interest expense                                                     (197)            (1,582)
Interest income                                                       228                248
Other nonoperating income, net                                          -                208
                                                          ---------------    ---------------
      Loss before discontinued operations and net
       expense for income taxes                                    (9,430)           (10,573)
Net expense from income taxes                                          (1)                 -
                                                          ---------------    ---------------
      Loss before discontinued operations                          (9,431)           (10,573)
Discontinued operations:
  Loss from discontinued operations (including
   gain on disposal of $4,831 and net of income tax
   expense of $865 in 2003)                                             -            (30,612)
                                                          ---------------    ---------------
      Net loss                                            $        (9,431)   $       (41,185)
                                                          ===============    ===============
      Comprehensive loss                                  $        (9,431)   $       (41,185)
                                                          ===============    ===============
Basic and diluted per common share amounts:
  Loss from continuing operations, including $3,182
   and $3,185, respectively, representing preferred
   stock dividends, deemed dividends, and accretion       $         (0.97)   $         (1.19)
  Discontinued operations                                               -              (2.66)
                                                          ---------------    ---------------
  Net loss applicable to common shares                    $         (0.97)   $         (3.85)
                                                          ===============    ===============
  Weighted average number of common shares outstanding             13,014             11,518
                                                          ===============    ===============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                       2004              2003
                                                                  ---------------   ---------------
                                                                                     (Restated-see
                                                                                        Note 14)
Net revenues:
  Broadcast television                                            $        13,206   $        22,868
  Other operations                                                            727               702
                                                                  ---------------   ---------------
    Total net revenues                                                     13,933            23,570
Operating expenses:
  Broadcast television expenses                                            11,489            22,154
  Corporate, development, and other operations                             11,113            12,278
  Corporate, development, and other operations
   depreciation and amortization                                           11,927            12,247
  Other operating expenses                                                 21,181            11,687
                                                                  ---------------   ---------------
      Loss from operations                                                (41,777)          (34,796)
Interest expense                                                           (3,549)           (3,149)
Interest income                                                               834               518
Other nonoperating (loss) income, net                                          (5)            2,735
                                                                  ---------------   ---------------
      Loss before equity in affiliates, discontinued
       operations, cumulative effect of consolidating
       variable interest entities, and net expense for
       income taxes                                                       (44,497)          (34,692)
Equity in earnings of affiliates                                                -               161
Net expense for income taxes                                                   (1)                -
                                                                  ---------------   ---------------
      Loss before discontinued operations and cumulative
       effect of consolidating variable interest entities                 (44,498)          (34,531)
Discontinued operations:
  Loss from discontinued operations (including gain on
   disposal of $9,727 and net of income tax expense
   of $878 in 2003)                                                      (490,621)          (78,748)
                                                                  ---------------   ---------------
      Loss before cumulative effect of consolidating
       variable interest entities                                        (535,119)         (113,279)
Cumulative effect of consolidating variable interest entities              (2,127)                -
                                                                  ---------------   ---------------
      Net loss                                                    $      (537,246)  $      (113,279)
                                                                  ===============   ===============
      Comprehensive loss                                          $      (537,246)  $      (113,279)
                                                                  ===============   ===============
Basic and diluted per common share amounts:
  Loss from continuing operations, including $5,103 and
   $16,671, respectively, representing preferred stock
   dividends, deemed dividends, and accretion                     $         (4.08)  $         (4.48)
  Discontinued operations                                                  (40.40)            (6.88)
  Cumulative effect of consolidating variable interest entities              (.18)                -
                                                                  ---------------   ---------------
  Net loss applicable to common shares                            $        (44.66)  $        (11.36)
                                                                  ===============   ===============
  Weighted average number of common shares outstanding                     12,144            11,438
                                                                  ===============   ===============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                       2004              2003
                                                                  ---------------   ---------------
Net cash provided by (used for) operating activities              $        (3,155)  $         4,065
                                                                  ---------------   ---------------
Cash flows from investing activities:
  Direct broadcast satellite equipment capitalized                         (4,436)          (16,528)
  Other capital expenditures                                               (2,192)           (2,102)
  Proceeds from sale of broadcast station                                       -            21,593
  Purchases of intangible assets                                           (4,322)             (341)
  Other                                                                       311               492
                                                                  ---------------   ---------------
Net cash provided by (used for) investing activities                      (10,639)            3,114
                                                                  ---------------   ---------------
Cash flows from financing activities:
  Borrowings on term loan facilities                                            -           100,000
  Repayments of term loan facilities                                         (750)           (4,074)
  Repayment of notes                                                            -           (67,895)
  Repayments of other long term debt                                         (108)           (2,339)
  Borrowings on revolving credit facility                                  18,000            43,500
  Cash received from exchange of notes                                          -             1,459
  Purchases of common stock                                                (1,210)           (5,509)
  Restricted cash                                                          (5,142)          (60,269)
  Debt financing costs                                                     (2,154)          (11,163)
  Other                                                                       571                10
                                                                  ---------------   ---------------
Net cash provided by (used for) financing activities                        9,207            (6,280)
                                                                  ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                       (4,587)              899
Net decrease in cash and cash equivalents - reclassification of
 Pegasus Satellite Communications, Inc. to the cost method                (22,451)                -
Cash and cash equivalents, beginning of year                               82,921            59,814
                                                                  ---------------   ---------------
Cash and cash equivalents, end of period                          $        55,883   $        60,713
                                                                  ===============   ===============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

        All references to "we," "us," and "our" and "Pegasus Communications Corporation" refer to Pegasus Communications Corporation, together with its direct and indirect consolidated subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. "Pegasus Development" and "Pegasus Real Estate" refer to Pegasus Development Corporation and Pegasus Real Estate Company, respectively, wholly owned subsidiaries of Pegasus Communications. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., a wholly owned, deconsolidated subsidiary of Pegasus Communications. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite Communications, Inc. Other terms used are defined as necessary where they first appear.

        The unaudited financial statements herein include the accounts of Pegasus Communications and certain of its subsidiaries on a consolidated basis. As discussed below, on June 2, 2004 ("Filing Date"), Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries (collectively referred to herein as the "Debtors") filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court, District of Maine ("Bankruptcy Court"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the Filing Date. Subsequent to the Filing Date, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. As of the Filing Date, our negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and we no longer record earnings or losses from Pegasus Satellite's operations subsequent to the Filing Date. Furthermore, the results of operations of Pegasus Satellite Television, Inc. (a wholly owned subsidiary of Pegasus Media & Communications and one of the Debtor entities) are included in discontinued operations in the accompanying financial statements of Pegasus Communications Corporation and Pegasus Satellite due to the sale of the direct broadcast satellite business to DIRECTV effective August 27, 2004. See
Note 2. When Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting and ultimate disposition of our negative investment in Pegasus Satellite will be determined based on the terms of the reorganization plan. See discussion under "Proceedings Under Chapter 11 of the Bankruptcy Code" below.

        All intercompany transactions and balances with consolidated subsidiaries have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and comprehensive loss and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes, including reclassifications related to the discontinued operations. See Note 2.

DECONSOLIDATION OF PEGASUS SATELLITE

        On June 2, 2004, Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the Chapter 11 filing, the operations of these entities are subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite is restricted. Since Pegasus Satellite's results are no longer consolidated and we believe that it is not probable that we will be obligated to fund any post-petition losses of Pegasus Satellite, any adjustments reflected in Pegasus Satellite's financial statements subsequent to the Filing Date relating to the recoverability and classification of recorded asset amounts, classification of liabilities, or adjustments made for loss contingencies and other matters are not expected to affect our results of operations. When Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting and ultimate disposition of our negative investment in Pegasus Satellite will be determined based on the terms of the reorganization plan.

        Prior to the deconsolidation of Pegasus Satellite, Pegasus Communications had investments in Pegasus Satellite's common stock and its cumulative exchangeable 12-3/4% preferred stock, as well as a note receivable from Pegasus Satellite. As of the deconsolidation, we aggregated these investments in the $412.7 million negative investment in Pegasus Satellite.

        The following information presents our results of operations excluding Pegasus Satellite for the periods presented:

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                               -----------------------   -----------------------
(in thousands)                                    2004         2003         2004         2003
--------------------------------------------   ----------   ----------   ----------   ----------
Net revenues                                   $      241   $      201   $      727   $      702
Costs of other operations                           1,158          182        2,707          524
Corporate and development expenses                    480          826        2,468        2,543
Corporate, development, and other operations
 depreciation and amortization                      3,908        3,952       11,732       11,845
Other operating expenses, net                       4,156        1,428       14,634        9,267
                                               ----------   ----------   ----------   ----------
Loss from operations                               (9,461)      (6,187)     (30,814)     (23,477)
Interest expense                                     (197)        (194)        (643)        (584)
Interest income                                       228          120          536          310
Gain on sale of assets                                  -          768            -          768
Equity in earnings of affiliates                        -            -            -          161
Net expense for income taxes                           (1)           -           (1)           -
                                               ----------   ----------   ----------   ----------
Net loss                                       $   (9,431)  $   (5,493)  $  (30,922)  $  (22,822)
                                               ==========   ==========   ==========   ==========
Net loss applicable to common shares           $     (.97)  $    (0.75)  $    (2.97)  $    (2.84)
                                               ==========   ==========   ==========   ==========

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

        On June 2, 2004, Pegasus Satellite Television, Inc. and certain of its affiliates involved in the distribution of DIRECTV direct broadcast satellite service received notices from the National Rural Telecommunications Cooperative ("NRTC") purporting to terminate their exclusive distribution agreements with the NRTC, which provided them with the exclusive rights to distribute DIRECTV services in specified rural territories in the United States, and from DIRECTV, Inc., purporting to terminate the Revised Seamless Consumer Program effective as of August 31, 2004. Pegasus Satellite Television, Inc. and its affiliates also received a related cash offer from DIRECTV on June 2, 2004 to purchase the assets of Pegasus Satellite Television.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        As a result of actions taken by NRTC and DIRECTV, on June 2, 2004 certain subsidiaries of Pegasus Communications involved in the direct broadcast satellite business and broadcast television business filed voluntary petitions for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine. A creditors committee representing the unsecured creditors of the Debtors has been appointed by the Bankruptcy Court, and in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court. The appointed committee has played an important role in the bankruptcy proceedings to date and the Debtors expect that the committee will play an important role in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committee's costs and expenses, including those of their counsel and advisors. As provided by the Bankruptcy Code and as ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until January 10, 2005, at which time a hearing will be held to determine whether Debtors' exclusivity period will be further extended. If the Debtors fail to file a plan of reorganization during such exclusive period or any extension thereof, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan(s) of reorganization for the Debtors.

        On July 30, 2004, Pegasus Satellite Television, Inc. and certain of its affiliates entered into an agreement ("Asset Purchase Agreement") to sell to DIRECTV its direct broadcast satellite business for a purchase price of $937.7 million, consisting of $875.0 million in cash and $62.7 million in debt forgiveness, subject to certain closing adjustments. Pegasus Satellite Television, Inc. and DIRECTV also entered into a cooperation agreement ("Cooperation Agreement") to ensure an efficient transfer of Pegasus Satellite's direct broadcast satellite business to DIRECTV pursuant to the Asset Purchase Agreement. Also on July 30, 2004, Pegasus Satellite, Pegasus Communications, DIRECTV, the NRTC, and the creditors committee entered into a certain settlement agreement ("Global Settlement Agreement").

        In the Global Settlement Agreement, Pegasus Satellite, DIRECTV, and the NRTC agreed to dismiss all litigation between and among them with prejudice, stay all pending litigation, and agreed not to commence any new litigation in order to facilitate the sale of Pegasus Satellite's direct broadcast satellite business to DIRECTV. In addition, Pegasus Communications agreed to release all claims against DIRECTV (with the exception of claims relating to the Personalized Media patent infringement litigation) and the NRTC related to the Debtors' direct broadcast satellite business. In consideration for Pegasus Communications agreeing to provide the releases described above and agreeing to release its claims against the Debtors for certain amounts owed by the Debtors to Pegasus Communications, the Debtors agreed to release certain claims that the Debtors may have against Pegasus Communications and various related parties, including potential preference and fraudulent transfer avoidance claims.

        The Bankruptcy Court approved the sale of the direct broadcast satellite business to DIRECTV on August 26, 2004, and the sale of the direct broadcast satellite business to DIRECTV took place on August 27, 2004. Pursuant to the Cooperation Agreement, Pegasus Satellite Television continued to provide services to DIRECTV until October 31, 2004.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Pursuant to a letter agreement ("Letter Agreement") dated July 30, 2004, entered into by and among Pegasus Communications, the creditors committee and members of the creditors committee, the parties agreed to take all actions necessary to support the Global Settlement Agreement and the transactions contemplated thereby. The Letter Agreement also provided that Pegasus Communications could acquire all of the Debtors' broadcast television assets for $75 million in cash, subject to higher and better offers received from third parties pursuant to certain auction procedures described in the agreement and subject to Bankruptcy Court approval. Pegasus Communications is currently negotiating a subscription agreement with the creditors committee, which would serve as a stalking bid for the broadcast television assets. Pegasus Communications has entered into an agreement with a third party investor whereby the investor has committed to provide financing consisting of $55.0 million of term loans and $5.0 million of revolving credit to a subsidiary to be created to acquire the broadcast television assets. Security interests in substantially all the borrowing subsidiary's assets, including ownership interests in its subsidiaries and all ownership interests in the borrower, would secure the loans. The commitment is subject to definitive documentation and other customary closing conditions, including completion of the acquisition of the Debtors' broadcast television assets. Subject to definitive agreement on the Pegasus Communications Subscription Agreement, it is anticipated that an auction of the broadcast assets will occur in early 2005 with Pegasus Communications making a stalking bid for the broadcast television assets.

        The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate Pegasus Communications with the Debtors would be without merit. However, it is possible that the Debtors' creditors may attempt to advance such claims or other claims under piercing the corporate veil, alter ego, control person, or related theories in the Debtors' bankruptcy proceeding. If the Bankruptcy Court were to allow substantive consolidation of Pegasus Communications and the Debtors, or if another court were to allow other related claims against Pegasus Communications, it could have a material adverse effect on Pegasus Communications. Since the Bankruptcy Court approved the transactions contemplated by the various agreements entered into on July 30, 2004 referenced above and the sale of Pegasus Satellite Television, Inc. to DIRECTV was completed, we believe the releases entered into by the creditors committee and members of the committee eliminate the risk of substantive consolidation and any potential claims that could be made against Pegasus Communications by the Debtors.

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

        On August 27, 2004, Pegasus Satellite Television completed the sale of its satellite television assets to DIRECTV, Inc., for a purchase price of $937.7 million, consisting of $875.0 million in cash and $62.7 million in debt forgiveness, subject to certain closing adjustments. As a result of this sale, the results of operations of Pegasus Satellite Television are classified as discontinued operations. See Note 2.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September       December
(unaudited, in thousands)                                         30, 2004        31, 2003
------------------------------------------------------------   -------------   -------------
Current assets                                                 $     457,636   $      99,750
Property and equipment, net                                           13,095          16,794
Intangible assets, net                                                20,601          12,442
Other noncurrent assets                                               39,594          72,535
Assets of discontinued operations (see Note 2)                        89,947       1,612,361
                                                               -------------   -------------
    Total assets                                               $     620,873   $   1,813,882
                                                               =============   =============
Liabilities not subject to compromise:
  Current liabilities                                          $      30,322   $      53.580
  Long-term debt                                                           -       1,376,854
  Redeemable preferred stock                                               -         177,668
  Other noncurrent liabilities                                        48,834         140,799
  Liabilities of discontinued operations (see Note 2)                 22,048         119,218
Liabilities subject to compromise (1)                                971,398               -
Liabilities subject to compromise of discontinued operations
 (see Note 2)                                                          3,654               -
Minority interest                                                          -             452
Redeemable preferred stock                                           235,375               -
Stockholder's deficit                                               (690,758)        (54,689)
                                                               -------------   -------------
    Total liabilities and stockholder's deficit                $     620,873   $   1,813,882
                                                               =============   =============

(1) Liabilities subject to compromise consist of the following (in thousands):

               Unsecured debt and interest                 $  962,537
               Accrued expenses and other                       8,861
                                                           ----------
                                                           $  971,398
                                                           ==========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) Liabilities subject to compromise of discontinued operations consist of the following (in thousands):

               Accounts payable and accrued expenses       $    1,354
               Contract rejection damages                       2,300
                                                           ----------
                                                           $    3,654
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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended        Nine months ended
                                                       September 30,            September 30,
                                                 -----------------------   -----------------------
(unaudited, in thousands)                           2004         2003         2004         2003
---------------------------------------------    ----------   ----------   ----------   ----------
Broadcast television net revenues                $    7,583   $    7,443   $   23,568   $   22,868
Broadcast television operating expenses               6,632        7,020       20,631       22,154
Other operating expenses, excluding
reorganization items                                  7,118        4,956       24,058       18,189
Reorganization items                                 44,701            -       59,315            -
                                                 ----------   ----------   ----------   ----------
Loss from operations                                (50,868)      (4,533)     (80,436)     (17,475)
Interest and other income (expense), net               (947)      (1,172)      (4,226)         227
Net income tax expense                                    -            -            -            -
Loss from discontinued operations (see Note 2)      (53,677)     (34,591)    (555,951)     (85,732)
Cumulative effect of consolidating variable
interest entities                                         -            -       (2,127)           -
                                                 ----------   ----------   ----------   ----------
Net loss                                         $ (105,492)  $  (40,296)  $ (642,740)  $ (102,980)
                                                 ==========   ==========   ==========   ==========

        Reorganization items are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional and other fees directly related to the bankruptcy proceedings, loss accruals or gains or losses resulting from reorganization activities, and interest earned on cash accumulated by the Debtors.

        Reorganization items were as follows for the period from the Filing Date through September 30, 2004:

               Legal services                        $    8,661
               Advisory services                          3,163
               Accelerated amortization of certain
                deferred financing costs (1)              8,732
               Accelerated amortization of certain
                deferred financing costs and
                prepayment penalties (2)                 38,295
               Other                                        464
                                                     ----------
                                                     $   59,315
                                                     ==========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (1) As required by SOP 90-7, the Debtors' pre-petition debt that is subject to compromise was adjusted to the allowed amount. Accordingly, the Debtors accelerated the amortization of debt related premiums, discounts, and issuance costs and recorded a net expense of approximately $8.7 million in reorganization items in June 2004.

        (2) On September 17, 2004, the Debtors repaid $515.9 million of secured debt using the proceeds from the sale of the direct satellite television assets. As a result of this repayment, Pegasus Satellite accelerated amortization of debt related premiums, discounts and issuance costs of $26.7 million and accrued $11.6 million of prepayment penalties.

        We continue to provide certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors compensate us for such services based on our actual cost to provide the services, which cost is allocated based on a methodology specified in a Support Services Agreement approved by the Bankruptcy Court. For the period from June 3, 2004 through September 30, 2004 these services aggregated $13.0 million.

        As of September 30, 2004, we had an $8.2 million receivable due from the Debtors of which $1.0 million related to the Support Services Agreement and $7.2 million related to income tax obligations (see note 10).

        As a result of the bankruptcy filings and related events, there can be no assurance that the carrying value of the Debtors' assets will be realized or that the Debtors' liabilities will be liquidated or settled for the amounts recorded, including the Debtors' liabilities to us.

INVESTMENT IN AFFILIATE

        Pegasus Development has a limited partnership interest in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"). Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. Pegasus PCS Partners' assets as of September 30, 2004 and December 31, 2003 consisted principally of senior preferred equity interests in Pegasus Capital Holdings, LLC ("PCH LLC"), 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, Pegasus Development's investment in Pegasus PCS Partners as of December 31, 2003 and Pegasus PCS Partners' investment in PCH LLC as of September 30, 2004 are classified as equity. The approximate carrying and fair values of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 are $12.0 million and $15.8 million, respectively, based on our Class A common share price at such date. The approximate carrying and fair values of Pegasus PCS Partners' investment in PCH LLC at September 30, 2004 are $14.0 million and $10.6 million, respectively, based on our Class A common share price at such date.

2. DISCONTINUED OPERATIONS

         On August 27, 2004, Pegasus Satellite Television completed the sale of certain satellite television assets to DIRECTV, Inc., for a purchase price of $937.7 million, consisting of $875.0 million in cash and $62.7 million in debt forgiveness, subject to certain closing adjustments. Following the closing, Pegasus Satellite Television continued to provide certain services to DIRECTV, Inc. to assure uninterrupted delivery of

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DIRECTV programming to Pegasus Satellite Television's former subscribers while these subscribers were being transitioned over to DIRECTV, Inc. The migration was completed as of October 31, 2004.

        As discussed in Note 1, on June 2, 2004, Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the Filing Date. Subsequent to the Filing Date, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet.

         Pegasus Satellite recorded a pre-tax loss of $5.0 million on the sale of certain satellite television assets. In addition, Pegasus Satellite adjusted the carrying value of satellite television property and equipment and other assets not sold to DIRECTV, Inc. to their net realizable value, which resulted in a loss of $16.7 million, and also recorded retention and severance expenses of $6.2 million. Pegasus Satellite also recorded an income tax expense of $10.7 million resulting from the sale of certain satellite television assets. These amounts are reported as part of the loss from discontinued operations in Pegasus Satellite's condensed consolidated statements of operations included in Note 1.

        Pegasus Satellite Television's operations are classified as discontinued in our statements of operations and comprehensive loss and Pegasus Satellites' condensed consolidated statements of operations included in Note 1. In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," we and Pegasus Satellite allocated interest expense to discontinued operations based on a pro rata calculation of net assets of the discontinued business to consolidated net assets. Note that this allocation resulted in different interest expense amounts for the discontinued operations of Pegasus Communications Corporation and Pegasus Satellite due to the different amounts of interest expense incurred by each as a result of the elimination of intercompany interest expense. For Pegasus Communications Corporation, interest expense of $74.2 million was allocated to discontinued operations for the nine months ended September 30, 2004, and interest expense of $39.3 million and $109.9 million was allocated to discontinued operations for the three and nine months ended September 30, 2003, respectively. For Pegasus Satellite, interest expense of $16.1 million and $102.4 million was allocated to discontinued operations for the three and nine months ended September 30, 2004, respectively, and interest expense of $43.4 million and $116.9 million was allocated to discontinued operations for the three and nine months ended September 30, 2003, respectively.

        Aggregate assets and liabilities of Pegasus Satellite Television's discontinued operations are shown separately in our condensed consolidated balance sheet as of December 31, 2003, and in the condensed consolidated balance sheets of Pegasus Satellite as of September 30, 2004 and December 31, 2003 in
Note 1.

        In 2003, Pegasus Satellite completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and Pegasus Satellite recognized a net gain on the sales of $10.3 million, including a net gain of $10.0 million in the first nine months of 2003. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Aggregate revenues and pretax loss from discontinued operations included in our condensed consolidated statements of operations were as follows:

                        Nine Months      Three Months     Nine Months
                           Ended            Ended            Ended
                       September 30,    September 30,    September 30,
(in thousands)             2004             2003             2003
--------------         -------------    -------------    -------------
Revenues               $     335,621    $     207,010    $     619,912
Pretax loss                 (490,621)         (29,747)         (77,870)

        Aggregate revenues and pretax loss from discontinued operations included in Pegasus Satellite's condensed consolidated statements of operations in Note 1 were as follows:

                   Three Months      Nine Months     Three Months     Nine Months
                      Ended             Ended           Ended             Ended
                   September 30,    September 30,    September 30,    September 30,
(in thousands)         2004             2004             2003             2003
--------------    --------------   --------------   --------------   --------------
Revenues          $      118,495   $      516,352   $      207,010   $      619,912
Pretax loss              (42,978)        (545,252)         (33,793)         (84,836)

        Assets and liabilities of discontinued operations reported in our condensed consolidated balance sheet as of December 31, 2003 were as follows:

                                                  December 31,
(in thousands)                                        2003
----------------------------------------          ------------
Current assets                                    $     45,356
Property and equipment, net                             51,623
Intangible assets, net                               1,436,574
Other noncurrent assets                                 78,808
                                                  ------------
  Assets of discontinued operations                  1,612,361

Accrued programming fees and commissions                93,417
Other current liabilities                               24,277
Other noncurrent liabilities                             1,524
                                                  ------------
  Liabilities of discontinued operations               119,218

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Assets and liabilities of discontinued operations reported in Pegasus Satellite's condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 in Note 1 were as follows:

                                            September 30,    December 31,
(in thousands)                                  2004             2003
----------------------------------------    -------------   -------------
Current assets                              $          15   $      45,356
Property and equipment, net                         1,097          51,623
Intangible assets, net                                  -       1,436,574
Other noncurrent assets                            88,835          78,808
                                            -------------   -------------
  Assets of discontinued operations                89,947       1,612,361

Accrued programming fees and commissions              353          93,417
Other current liabilities                          21,695          24,277
Other noncurrent liabilities                            -           1,524
                                            -------------   -------------
  Liabilities of discontinued operations           22,048         119,218

Liabilities subject to compromise of
 discontinued operations                            3,654               -

3. SUMMARY OF CERTAIN ACCOUNTS

PROPERTY AND EQUIPMENT

        Property and equipment, net consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

                                           September 30,    December 31,
                                               2004             2003
                                           -------------   -------------
Towers, antennas, and related equipment    $       1,056   $       7,630
Television broadcasting and production
 equipment                                            90          17,291
Equipment, furniture, and fixtures                 5,192           8,761
Building and improvements                          9,691          16,665
Land                                               5,500           6,006
Other                                              1,798           3,332
                                           -------------   -------------
                                                  23,327          59,685
Accumulated depreciation                          (5,150)        (27,606)
                                           -------------   -------------
Property and equipment, net                $      18,177   $      32,079
                                           =============   =============

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS

        Intangible assets, net consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

                                           September 30,    December 31,
                                               2004             2003
                                           -------------   -------------
Assets subject to amortization:
  Cost:
    Licenses                               $     207,680   $     207,680
    Other                                             23           4,922
                                           -------------   -------------
                                                 207,703         212,602
                                           -------------   -------------
  Accumulated amortization:
    Licenses                                      61,600          50,911
    Other                                              1           3,130
                                           -------------   -------------
                                                  61,601          54,041
                                           -------------   -------------
Net assets subject to amortization               146,102         158,561
Assets not subject to amortization:
  Broadcast television licenses                      251          12,670
                                           -------------   -------------
Intangible assets, net                     $     146,353   $     171,231
                                           =============   =============

ACCRUED EXPENSES

        Accrued expenses of $9.2 million at September 30, 2004 consisted primarily of $3.2 million of severance accruals, $2.9 million of compensation, payroll taxes, and benefits expenses, and $2.4 million of professional fees.

ACCOUNTING FOR STOCK OPTIONS

        We account for stock options and restricted stock issued using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for the net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                            Three Months
                                                         Ended September 30,
                                                       -----------------------
                                                          2004         2003
                                                       ----------   ----------
Net loss, as reported                                  $   (9,431)  $  (41,185)
Add: stock based employee compensation expense,
 net of income tax, included in net loss, as
 reported                                                     477          465
Deduct: stock based employee compensation
 expense, net of income tax, determined
 under fair value method                                   (3,839)      (1,436)
                                                       ----------   ----------
Net loss, pro forma                                    $  (12,793)  $  (42,156)
                                                       ==========   ==========
Basic and diluted per common share amounts
 (see Note 8):
Net loss applicable to common shares, as reported      $     (.97)  $    (3.85)
Net loss applicable to common shares, pro forma        $    (1.23)  $    (3.94)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                               Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Net loss, as reported                                    $ (537,246)  $ (113,279)
Add: stock based employee compensation expense,
 net of income tax, included in net loss, as reported         4,019        3,102
Deduct: stock based employee compensation expense,
 net of income tax, determined under fair value method       (9,374)      (6,390)
                                                         ----------   ----------
Net loss, pro forma                                      $ (542,601)  $ (116,567)
                                                         ==========   ==========
Basic and diluted per common share amounts
 (see Note 8):
Net loss applicable to common shares, as reported        $   (44.66)  $   (11.36)
Net loss applicable to common shares, pro forma          $   (45.10)  $   (11.65)

        On August 27, 2004, Pegasus Satellite Television completed the sale of its satellite television assets to DIRECTV, Inc. Under the Amended and Restated Pegasus Communications 1996 Stock Option Plan ("Stock Option Plan"), a disposition of all or substantially all of the assets of Pegasus Communications constitutes a change in control within the meaning of that plan. Upon this change in control, all outstanding options under the Stock Option Plan automatically became fully vested and exercisable. Generally, options issued under the Stock Option Plan remain exercisable until the earlier of the expiration date of the option grant or three months after termination of employment.

4. REDEEMABLE PREFERRED STOCKS

        The change in the carrying amount of preferred stock for the nine months ended September 30, 2004 was as follows (in thousands):

Dividends accrued on preferred stock                          $   9,575
Dividends in arrears on Series C issued in exchange               1,609
Elimination of Series D accumulated dividends in exchange        (1,031)
Discount on Series C issued in exchange                          (4,938)
Conversion of Series E to common stock                           (2,972)
Elimination of Series E accumulated dividends in conversion        (305)
                                                              ---------
                                                              $   1,938
                                                              =========

        We recorded dividends on Series C of $9.5 million, on Series D of $32 thousand, and on Series E of $63 thousand during the first nine months of 2004. This increase in the preferred stock carrying value was partially offset by the issuance of 125,000 shares of 6-1/2% Series C convertible preferred stock ("Series C") with a par value of $12.5 million in January 2004 in exchange for all of the remaining 12,500 shares of our Series D junior convertible participating preferred stock ("Series D") with a par value of $12.5 million, partially offset by dividends of $3.2 million accrued during the period. No cash was transferred in the exchange. As of the date of the exchange, the Series D shares had accumulated dividends in arrears of $1.0 million. Dividends on Series C shares are in arrears, and the Series C shares exchanged were issued with dividends in arrears as of the date of the exchange of $1.6 million. The exchange was accounted for as a capital transaction involving equity securities and accordingly, no gain or loss was recognized. A discount of $4.9 million was recognized on the Series C shares issued in the exchange. Since redemption of Series C is uncertain, the discount is not accreted to the shares' carrying amount nor is it included for purposes of determining the preferred stock dividend requirement in per

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

share computations. Accretion of the difference will commence when redemption of the series is known or becomes probable.

Also, the Series E junior convertible participating preferred stock ("Series E") decreased due to two June 2004 conversions of 472 shares with a liquidation preference value of $472 thousand into 1,512 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $47 thousand. In July 2004, all of the remaining outstanding Series E shares were converted into shares of Class A common stock in three separate transactions. In these conversions, 2,500 shares with a liquidation preference value of $2.5 million were converted into 8,014 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $258 thousand. The conversions were in accordance with the terms of the Series E's certificate of designation.

        The sale of the satellite television assets to DIRECTV on August 27, 2004 constituted a change of control of Pegasus Communications as defined in the Certificate of Designation of the Series C preferred stock. On August 27, 2004, holders of record of Series C shares were notified of the change in control and the resulting one time option to convert any or all of their Series C shares into shares of Class A common stock at a special conversion price of $170 per share, which corresponds to a conversion ratio of 0.58824 shares of Class A common stock per share of Series C preferred stock. This one time option was available for notices of conversion received between September 27, 2004 and October 26, 2004. For any notice of conversion received after this one time option was available, the conversion will occur at the regular conversion price of $318.75 per share, which corresponds to a conversion ratio of 0.31372 shares of Class A common stock per share of Series C preferred stock. In October 2004, one conversion of 15,000 Series C shares with a liquidation preference value of $1.7 million into 8,823 Class A common shares occurred.

        As permitted by the certificate of designation for the Series C, Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at September 30, 2004 was $30.2 million. The dividend of $3.2 million scheduled to be declared on October 31, 2004 was not declared. Dividends not declared accumulate in arrears until paid.

5. COMMON STOCK

        The number of shares of Pegasus Communications' Class A common stock at September 30, 2004 was 11,572,535 issued and 11,241,398 outstanding, and at December 31, 2003 was 10,886,994 issued and 9,522,786 outstanding (as adjusted for the two for one stock split). Shares outstanding as of September 30, 2004 exclude 206,600 shares held by Pegasus Development, our consolidated subsidiary, and 71,000 shares held by Pegasus PCS Partners, a consolidated variable interest entity. Shares outstanding at December 31, 2003 exclude 1,315,208 shares held by Pegasus Satellite Communications, Inc. and 49,000 shares held by Pegasus Development. The change in the number of shares outstanding during the nine months ended September 30, 2004 was as follows:

Deconsolidation of Pegasus Satellite's ownership of Pegasus
 Communications' Common stock                                        1,315,208
Shares issued for employee benefit and award plans                     386,549
Shares repurchased and held in treasury                               (157,600)
Shares surrendered for employee benefit and award plans                (98,072)
Shares owned by consolidated variable interest entity held in
 treasury                                                              (71,000)
Shares issued upon conversion of preferred stock                         9,526
Shares issued upon exercise of stock options                           128,597
Shares issued upon exercise of warrants                                205,404
                                                                  ------------
                                                                     1,718,612
                                                                  ============

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The aggregate amount paid for shares repurchased during the nine months ended September 30, 2004 was $1.2 million. We have not made any purchases of our Class A common stock after September 30, 2004.

        No dividends were declared or paid for common stocks during the nine months ended September 30, 2004.

        On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split of our common stock, which was effected in the form of a stock dividend for holders of record on August 19, 2004 and was distributed on August 26, 2004. The dividend was effected by a charge to paid in capital in the amount of $67 thousand, the par value of the additional common stock that was issued. As of August 19, 2004, we had 5,736,471 million shares of Class A common stock and 916,380 shares of Class B common stock outstanding, including 657,604 Class A shares held by Pegasus Satellite Communications, Inc., our unconsolidated subsidiary; 97,500 Class A shares held by Pegasus Development, our consolidated subsidiary; and 35,500 Class A and 7,236 Class B shares held by Pegasus PCS Partners, a consolidated variable interest entity. All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

6. CHANGES IN OTHER STOCKHOLDERS' EQUITY (DEFICIT)

        The change in other stockholders' equity (deficit) from December 31, 2003 to September 30, 2004 consisted of (in thousands):

Net loss                                                         $  (537,246)
Increase (decrease) to additional paid in capital for:
  Common stock issued                                                  6,047
  Preferred stock dividends accrued                                   (9,575)
  Deemed dividends associated with exchange of preferred stock         6,081
  Exchange of preferred stock                                         (1,720)
  Class A common stock held by variable interest entity
   classified as treasury stock                                         (465)
  Class B common stock held by variable interest entity
   classified as treasury stock                                         (208)
  Conversion and retirement of preferred stock                         2,972
  Repurchases of common stock                                         (1,210)
  Other treasury stock transactions                                   (1,036)
  Investment in affiliate held by variable interest entity
   classified as contra-equity                                        (2,055)
  Reclassification of Pegasus Satellite's holdings of
   Pegasus Communications' common stock                                9,885
                                                                 -----------
                                                                 $  (528,530)
                                                                 ===========

7. LONG TERM DEBT

        Our debt outstanding at September 30, 2004 consists of a mortgage payable at Pegasus Real Estate.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        As discussed in Note 1, on June 2, 2004, the Debtors filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the Filing Date. However, subsequent to the Filing Date, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. As a result, Pegasus Satellite's long term debt is not included in our condensed consolidated balance sheet as of September 30, 2004.

8. PER COMMON SHARE AMOUNTS

        Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at September 30, 2004 was 3.9 million.

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

        Net loss available for common shares and results from continuing operations are adjusted for dividends and accretion on preferred stocks to arrive at the amount applicable to common shares. Such amounts for the periods presented were as follows (in thousands):

                                               Three Months Ended        Nine Months Ended
                                                 September 30,              September 30,
                                            -----------------------   -----------------------
                                               2004         2003         2004         2003
                                            ----------   ----------   ----------   ----------
Net loss, as reported                       $   (9,431)  $  (41,185)  $ (537,246)  $ (113,279)
Accrued dividends                                3,182        3,185        9,575       15,620
Accumulated dividends on
 Series C issued in exchange for Series D            -            -        1,609            -
Deemed dividends                                     -            -       (6,081)           -
Accretion                                            -            -            -        1,051
                                            ----------   ----------   ----------   ----------
  Total accrued and deemed dividends on
   preferred stock dividends                     3,182        3,185        5,103       16,671
                                            ----------   ----------   ----------   ----------
Net loss available for common shares        $  (12,613)  $  (44,370)  $ (542,349)  $ (129,950)
                                            ==========   ==========   ==========   ==========

        On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split of our common stock, which was effected in the form of a stock dividend for holders of record on August 19, 2004 and was distributed on August 26, 2004. All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SUPPLEMENTAL CASH FLOW INFORMATION

        Significant noncash investing and financing activities were as follows (in thousands):

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                2004         2003
                                                             ----------   ----------
Preferred stock dividends accrued and accretion              $    9,575   $   16,671
Common stock issued for employee benefits and awards              6,047        5,832
Net additional paid in capital from repurchase,
 exchange, conversion, and/or redemption of
 preferred stock                                                  2,972          268
Payment of preferred stock dividends with shares of stock             -           99
Value of common stock warrants applied to debt discount               -        8,784

10. INCOME TAXES

        Due to the deconsolidation of Pegasus Satellite and the fact that we now account for our negative investment in Pegasus Satellite of $412.7 million using the cost method, we recorded a deferred tax asset for the difference between the tax basis and book basis of our investment in Pegasus Satellite.

        In the three and nine months ended September 30, 2004, we recorded increases of $9.5 million and $223.1 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at September 30, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at September 30, 2004 was $309.3 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at September 30, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and nine months ended September 30, 2004 to virtually zero. We recorded a $7.2 million tax liability for income taxes payable resulting from Pegasus Satellite's sale of certain satellite television assets along with an offsetting receivable due from the Debtors.

11. INDUSTRY SEGMENTS

        As a result of the sale of the direct broadcast satellite business, our reportable operating segments have changed. As of September 30, 2004, our reportable segments are Pegasus Rural Broadband LLC ("Pegasus Rural Broadband"), a wholly owned subsidiary of Pegasus Communications which provides broadband Internet access in rural areas; Pegasus Development, which holds two Ka band satellite licenses granted by the Federal Communications Commission ("FCC") and intellectual property rights licensed from Personalized Media Communications L.L.C. ("Personalized Media"); Pegasus Guard Band LLC ("Pegasus Guard Band"), a wholly owned subsidiary of Pegasus Communications which holds FCC licenses to provide terrestrial communications services in the 700 MHZ spectrum; and Pegasus Broadcast Television, which was deconsolidated as of June 2, 2004. Therefore, our Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2004 includes only five months of revenues from Pegasus Broadcast Television, and its assets were deconsolidated from our balance sheet as of June 2, 2004. All revenues for the three and nine months ended September 30, 2004 and 2003 were derived from external customers. The Corporate and other category includes corporate activities, elimination entries, and assets of discontinued operations.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   Three months ended       Nine months ended
(in thousands)                       September 30,            September 30,
------------------------------   ---------------------   ---------------------
                                    2004        2003        2004        2003
                                 ---------   ---------   ---------   ---------
Net revenues:
  Pegasus Rural Broadband        $      61   $       -   $     131   $       -
  Pegasus Development                    -           -           -           -
  Pegasus Guard Band                     -           -           -           -
  Pegasus Broadcast Television           -       7,443      13,206      22,868
                                 ---------   ---------   ---------   ---------
    Total revenues for
     reportable segments                61       7,443      13,337      22,868
  Corporate and other                  180         201         596         702
                                 ---------   ---------   ---------   ---------
     Total revenues              $     241   $   7,644   $  13,933   $  23,570
                                 =========   =========   =========   =========

Income (loss) from operations:
  Pegasus Rural Broadband        $  (1,128)  $       -   $  (2,374)  $       -
  Pegasus Development               (2,270)     (2,544)     (7,656)     (7,786)
  Pegasus Guard Band                (1,693)     (1,692)     (5,081)     (5,076)
  Pegasus Broadcast Television           -         423       1,717         714
                                 ---------   ---------   ---------   ---------
    Total loss for
     reportable segments            (5,091)     (3,813)    (13,394)    (12,148)
  Corporate and other               (4,370)     (5,634)    (28,383)    (22,648)
                                 ---------   ---------   ---------   ---------
     Total operating loss        $  (9,461)  $  (9,447)  $ (41,777)  $ (34,796)
                                 =========   =========   =========   =========


                                 September 30, 2004   December 31, 2003
                                 ------------------   ------------------
Identifiable assets:
  Pegasus Rural Broadband        $            5,784   $            3,303
  Pegasus Development                        79,685               86,844
  Pegasus Guard Band                         69,382               74,454
  Pegasus Broadcast Television                    -               56,984
                                 ------------------   ------------------
     Total assets for
      reportable segments                   154,851              221,585
  Corporate and other                        80,029            1,813,161
                                 ------------------   ------------------
     Total assets                $          234,880   $        2,034,746
                                 ==================   ==================


12. COMMITMENTS AND CONTINGENT LIABILITIES

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

        See Note 1 for a detailed discussion of the proceedings under Chapter 11 of the Bankruptcy Code.

        The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate Pegasus Communications with the Debtors would be without merit. However, it is possible that the Debtors' creditors may attempt to advance such claims or other claims under piercing the corporate veil, alter ego, control person, or related theories in the Debtors' bankruptcy proceeding. If the Bankruptcy Court were to allow substantive consolidation of Pegasus Communications and the Debtors, or if another court were to allow other related claims against Pegasus Communications, it could have a material adverse effect on Pegasus Communications. Since the Bankruptcy Court approved the transactions contemplated by the various agreements entered into on July 30, 2004 referenced in Note 1 under "Proceedings Under Chapter 11 of the Bankruptcy Code" and the sale of Pegasus Satellite Television to DIRECTV was completed, we believe the releases entered into by the creditors committee and members of the committee eliminate the risk of substantive consolidation and any potential claims that could be made against Pegasus Communications by the Debtors.

        We believe the ultimate resolution of the Debtors' financial difficulties will not affect Pegasus Communications' ability to continue as a going concern. Pegasus Communications is not dependent on cash flows from the Debtors, nor do we believe that Pegasus Communications is contingently liable to

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

13. NASDAQ NOTICE

        On August 30, 2004, we announced in a Form 8-K filed with the Securities and Exchange Commission ("SEC") that our independent accountants had not completed their review procedures related to our Form 10-Q for the period ended June 30, 2004, with respect to our investment in limited partnership interests in Pegasus PCS Partners.

        On September 3, 2004, we announced that we had received a Nasdaq staff determination on September 1, 2004. According to the Nasdaq staff determination, the filing of our Form 10-Q under the circumstances described above is the equivalent of a delinquent SEC filing, which, in the staff's view, violates Nasdaq Marketplace rule 4310(c)(14) and may subject our Class A common stock to delisting from the Nasdaq National Market. As a result, beginning at the opening of trading on September 3, 2004, Nasdaq appended the character "E" after our trading symbol. We requested a hearing before a Nasdaq Listing Qualifications Panel ("the Panel") to review the staff determination. This hearing was held on September 30, 2004 and any potential delisting of our Class A common stock was stayed pending a determination of the Panel. On October 26, 2004, the Panel granted our request for continued listing on the Nasdaq National Market, subject to the condition that we file an amended Form 10-Q for the quarter ended June 30, 2004 and a Form 10-Q for the quarter ended September 30, 2004, as well as file any necessary accounting restatements for prior periods, with the Nasdaq and SEC on or before November 30, 2004.

        On November 30, 2004, we filed a request with the Panel to grant a further extension until December 17, 2004 to file our amended Form 10-Q for the quarter ended June 30, 2004 and any necessary restatements for prior periods and until December 24, 2004 to our file Form 10-Q for the quarter ended September 30, 2004. On December 7, 2004, the Panel granted our extension request. We filed our amended Form 10-Q for the quarter ended June 30, 2004, our amended Form 10-Q for the quarter ended March 31, 2004, and our amended Form 10-K for the year ended December 31, 2003 on December 20, 2004. We filed our Form 10-Q for the quarter ended September 30, 2004 on December 29, 2004. Although we believe that our filings have brought us in compliance with the Panel's requirements, there can be no assurance that the Panel would agree with our view in light of the fact that our December 20, 2004 filings were made a day later than their due date.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. RESTATEMENT OF FINANCIAL STATEMENTS

        We have restated our previously issued interim financial statements filed in our Form 10-Q for the three and nine months ended September 30, 2003 to properly reflect income taxes associated with continuing and discontinued operations. We have also restated in the statement of operations for the three and nine months ended September 30, 2003 the equity in losses of affiliates related to our investment in PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement. We summarized the effects of these restatements in the table below.

                                               Three months ended           Nine months ended
                                               September 30, 2003          September 30, 2003
                                            ------------------------    ------------------------
                                                As                          As
                                            Originally        As        Originally        As
(in thousands)                               Reported      Restated      Reported      Restated
-----------------------------------------   ----------    ----------    ----------    ----------
Equity in (losses) earnings of affiliates   $     (784)   $        -    $   (3,686)   $      161
Net (expense) benefit for income taxes             (81)            -          (219)            -
Loss before discontinued operations            (11,438)      (10,573)      (38,597)      (34,531)
Income (loss) from discontinued
 operations, net of income tax                 (29,747)      (30,612)      (77,870)      (78,748)
Net loss                                       (41,185)      (41,185)     (116,467)     (113,279)

        While the restatements of the unaudited quarterly financial information resulted in changes in the amount of net loss for the nine months ended September 30, 2003, there was no change in the amount of net loss for the 2003 annual period. These restatements also had no impact on cash flows for the three and nine months ended September 30, 2003. The originally reported numbers above are adjusted for Pegasus Satellite Television's operations being classified as discontinued in the statements of operations and comprehensive loss (See Note
2).

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Communications Corporation that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this Report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, the resolution of the Chapter 11 bankruptcy proceedings of Pegasus Satellite and certain of its direct and indirect subsidiaries; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; the availability and terms of capital to fund the expansion of our businesses; and other factors mentioned in this report and in other reports filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

GENERAL

        All references to "we," "us," "our," and "Pegasus Communications Corporation" refer to Pegasus Communications Corporation, together with its direct and indirect consolidated subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. "Pegasus Development" and "Pegasus Real Estate" refer to Pegasus Development Corporation and Pegasus Real Estate Company, respectively, wholly owned subsidiaries of Pegasus Communications. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., a wholly owned, deconsolidated subsidiary of Pegasus Communications. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite Communications, Inc. Other terms used are defined as necessary where they first appear.

        Pegasus Development holds two Ka band satellite licenses granted by the Federal Communications Commission ("FCC") and intellectual property rights licensed from Personalized Media Communications L.L.C. ("Personalized Media"). Pegasus Guard Band LLC ("Pegasus Guard Band") is

                       PEGASUS COMMUNICATIONS CORPORATION

a wholly owned subsidiary of Pegasus Communications and holds FCC licenses to provide terrestrial communications services in the 700 MHZ spectrum. Pegasus Rural Broadband LLC ("Pegasus Rural Broadband") is a wholly owned subsidiary of Pegasus Communications that provides broadband Internet access in rural areas. Pegasus Communications Management Company ("Pegasus Management") is a wholly owned subsidiary of Pegasus Communications and provides management services to Pegasus Communications and its subsidiaries, including Pegasus Satellite Communications, Inc. and its subsidiaries, Pegasus Development, Pegasus Guard Band, and Pegasus Rural Broadband.

        The unaudited financial statements herein include the accounts of Pegasus Communications and certain of its subsidiaries on a consolidated basis. As discussed below, on June 2, 2004 ("Filing Date"), Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries (collectively referred to herein as the "Debtors") filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court, District of Maine ("Bankruptcy Court"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the Filing Date. Subsequent to the Filing Date, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. As of the Filing Date, our negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and we no longer record earnings or losses from Pegasus Satellite's operations subsequent to the Filing Date. Furthermore, the results of operations of Pegasus Satellite Television, Inc. (a wholly owned subsidiary of Pegasus Media & Communications and one of the Debtor entities) are included in discontinued operations in the accompanying financial statements of Pegasus Communications Corporation and Pegasus Satellite due to the sale of the direct broadcast satellite business to DIRECTV effective August 27, 2004. See
Note 2. When Pegasus Satellite, Pegasus Media, and certain of their direct and indirect subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting and ultimate disposition of our negative investment in Pegasus Satellite will be determined based on the terms of the reorganization plan. See discussion under "Proceedings Under Chapter 11 of the Bankruptcy Code" below.

RESTATEMENT OF FINANCIAL STATEMENTS

        We have restated our previously issued interim financial statements filed in our Form 10-Q for the three and nine months ended September 30, 2003 to properly reflect income taxes associated with continuing and discontinued operations. We have also restated in the statement of operations for the three and nine months ended September 30, 2003 the equity in losses of affiliates related to our investment in PCS Partners, to amend incorrect allocations of profits and losses in accordance with the LP agreement. We summarized the effects of these restatements in the table below.

                                               Three months ended           Nine months ended
                                               September 30, 2003          September 30, 2003
                                            ------------------------    ------------------------
                                                As                          As
                                            Originally        As        Originally        As
(in thousands)                               Reported      Restated      Reported      Restated
-----------------------------------------   ----------    ----------    ----------    ----------
Equity in (losses) earnings of affiliates   $     (784)   $        -    $   (3,686)   $      161
Net (expense) benefit for income taxes             (81)            -          (219)            -
Loss before discontinued operations            (11,438)      (10,573)      (38,597)      (34,531)
Income (loss) from discontinued
 operations, net of income tax                 (29,747)      (30,612)      (77,870)      (78,748)
Net loss                                       (41,185)      (41,185)     (116,467)     (113,279)

                       PEGASUS COMMUNICATIONS CORPORATION

        While the restatements of the unaudited quarterly financial information resulted in changes in the amount of net loss for the nine months ended September 30, 2003, there was no change in the amount of net loss for the 2003 annual period. These restatements also had no impact on cash flows for the three and nine months ended September 30, 2003. The originally reported numbers above are adjusted for Pegasus Satellite Television's operations being classified as discontinued in the statements of operations and comprehensive loss (See
Note 2).

        On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split of our common stock, which was effected in the form of a stock dividend for holders of record on August 19, 2004 and was distributed on August 26, 2004. All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

        On June 2, 2004, Pegasus Satellite Television, Inc. (a wholly owned subsidiary of Pegasus Media & Communications and one of the Debtor entities) and certain of its affiliates involved in the distribution of DIRECTV direct broadcast satellite service received notices from the National Rural Telecommunications Cooperative ("NRTC") purporting to terminate their exclusive distribution agreements with the NRTC, which provided them with the exclusive rights to distribute DIRECTV services in specified rural territories in the United States, and from DIRECTV, Inc., purporting to terminate the Revised Seamless Consumer Program effective as of August 31, 2004. Pegasus Satellite Television, Inc. and its affiliates also received a related cash offer from DIRECTV on June 2, 2004 to purchase the assets of Pegasus Satellite Television.

        As a result of actions taken by NRTC and DIRECTV, on June 2, 2004 certain subsidiaries of Pegasus Communications involved in the direct broadcast satellite business and broadcast television business filed voluntary petitions for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine. A creditors committee representing the unsecured creditors of the Debtors has been appointed by the Bankruptcy Court, and in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court. The appointed committee has played an important role in the bankruptcy proceedings to date and the Debtors expect that the committee will play an important role in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committee's costs and expenses, including those of their counsel and advisors. As provided by the Bankruptcy Code and as ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until January 10, 2005, at which time a hearing will be held to determine whether the Debtors' exclusivity period will be further extended.. If the Debtors fail to file a plan of reorganization during such exclusive period or any extension thereof, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan(s) of reorganization for the Debtors.

        On July 30, 2004, Pegasus Satellite Television, Inc. and certain of its affiliates entered into an agreement ("Asset Purchase Agreement") to sell to DIRECTV its direct broadcast satellite business for a purchase price of $937.7 million, consisting of $875.0 million in cash and $62.7 million in debt forgiveness, subject to certain closing adjustments. Pegasus Satellite Television, Inc. and DIRECTV also entered into a cooperation agreement ("Cooperation Agreement") to ensure an efficient transfer of Pegasus Satellite's direct broadcast satellite business to DIRECTV pursuant to the Asset Purchase Agreement. Also on July 30, 2004, Pegasus Satellite, Pegasus Communications, DIRECTV, the NRTC,

                       PEGASUS COMMUNICATIONS CORPORATION

and the creditors committee entered into a certain settlement agreement ("Global Settlement Agreement").

        In the Global Settlement Agreement, Pegasus Satellite, DIRECTV, and the NRTC agreed to dismiss all litigation between and among them with prejudice, stay all pending litigation, and agreed not to commence any new litigation in order to facilitate the sale of Pegasus Satellite's direct broadcast satellite business to DIRECTV. In addition, Pegasus Communications agreed to release all claims against DIRECTV (with the exception of claims relating to the Personalized Media patent infringement litigation) and the NRTC related to the Debtors' direct broadcast satellite business. In consideration for Pegasus Communications agreeing to provide the releases described above and agreeing to release its claims against the Debtors for certain amounts owed by the Debtors to Pegasus Communications, the Debtors agreed to release certain claims that the Debtors may have against Pegasus Communications and various related parties, including potential preference and fraudulent transfer avoidance claims.

        The Bankruptcy Court approved the sale of the direct broadcast satellite business to DIRECTV on August 26, 2004, and the sale of the direct broadcast satellite business to DIRECTV took place on August 27, 2004. Pursuant to the Cooperation Agreement, Pegasus Satellite Television continued to provide services to DIRECTV until October 31, 2004.

        Pursuant to a letter agreement ("Letter Agreement") dated July 30, 2004, entered into by and among Pegasus Communications, the creditors committee and members of the creditors committee, the parties agreed to take all actions necessary to support the Global Settlement Agreement and the transactions contemplated thereby. The Letter Agreement also provided that Pegasus Communications could acquire all of the Debtors' broadcast television assets for $75 million in cash, subject to higher and better offers received from third parties pursuant to certain auction procedures described in the agreement and subject to Bankruptcy Court approval. Pegasus Communications is currently negotiating a subscription agreement with the creditors committee, which would serve as a stalking bid for the broadcast television assets. Pegasus Communications has entered into an agreement with a third party investor whereby the investor has committed to provide financing consisting of $55.0 million of term loans and $5.0 million of revolving credit to a subsidiary to be created to acquire the broadcast television assets. Security interests in substantially all the borrowing subsidiary's assets, including ownership interests in its subsidiaries and all ownership interests in the borrower, would secure the loans. The commitment is subject to definitive documentation and other customary closing conditions, including completion of the acquisition of the Debtors' broadcast television assets. Subject to definitive agreement on the Pegasus Communications Subscription Agreement, it is anticipated that an auction of the broadcast assets will occur in early 2005 with Pegasus Communications making a stalking bid for the broadcast television assets.

        The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate Pegasus Communications with the Debtors would be without merit. However, it is possible that the Debtors' creditors may attempt to advance such claims or other claims under piercing the corporate veil, alter ego, control person, or related theories in the Debtors' bankruptcy proceeding. If the Bankruptcy Court were to allow substantive consolidation of Pegasus Communications and the Debtors, or if another court were to allow other related claims against Pegasus Communications, it could have a material adverse effect on Pegasus Communications. Since the Bankruptcy Court approved the transactions contemplated by the various agreements entered into on July 30, 2004 referenced above and the sale of Pegasus Satellite Television,

                       PEGASUS COMMUNICATIONS CORPORATION

Inc. to DIRECTV was completed, we believe the releases entered into by the creditors committee and members of the committee eliminate the risk of substantive consolidation and any potential claims that could be made against Pegasus Communications by the Debtors.

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

NASDAQ NOTICE

        On August 30, 2004, we announced in a Form 8-K filed with the Securities and Exchange Commission ("SEC") that our independent accountants had not completed their review procedures related to our Form 10-Q for the period ended June 30, 2004, with respect to our investment in limited partnership interests in Pegasus PCS Partners.

        On September 3, 2004, we announced that we had received a Nasdaq staff determination on September 1, 2004. According to the Nasdaq staff determination, the filing of our Form 10-Q under the circumstances described above is the equivalent of a delinquent SEC filing, which, in the staff's view, violates Nasdaq Marketplace rule 4310(c)(14) and may subject our Class A common stock to delisting from the Nasdaq National Market. As a result, beginning at the opening of trading on September 3, 2004, Nasdaq appended the character "E" after our trading symbol. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. This hearing was held on September 30, 2004 and any potential delisting of our Class A common stock was stayed pending a determination of the Nasdaq Listing Qualification Panel. On October 26, 2004, the Nasdaq Listing Qualifications Panel granted our request for continued listing on the Nasdaq National Market, subject to the condition that we file an amended Form 10-Q for the quarter ended June 30, 2004 and a Form 10-Q for the quarter ended September 30, 2004, as well as file any necessary accounting restatements for prior periods, with the Nasdaq and SEC on or before November 30, 2004.

        On November 30, 2004, we filed a request with the Panel to grant a further extension until December 17, 2004 to file our amended Form 10-Q for the quarter ended June 30, 2004 and any necessary restatements for prior periods and until December 24, 2004 to file our Form 10-Q for the quarter ended September 30, 2004. On December 7, 2004, the Panel granted our extension request. We filed our amended Form 10-Q for the quarter ended June 30, 2004, our amended Form 10-Q for the quarter ended March 31, 2004, and our amended Form 10-K for the year ended December 31, 2003 on December 20, 2004. We filed our Form 10-Q for the quarter ended September 30, 2004 on December 29, 2004. Although we believe that our filings have brought us in compliance with the Panel's requirements, there can be no assurance that the Panel would agree with our view in light of the fact that our December 20, 2004 filings were made a day later than their due date.

INVESTMENT IN AFFILIATE

        Pegasus Development has a limited partnership interest in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"). Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. Pegasus PCS Partners' assets as of September 30, 2004 and December 31, 2003 consisted principally of senior preferred equity interests in Pegasus Capital Holdings, LLC ("PCH LLC"), 71,000 Class A shares of Pegasus Communications, and 14,472 Class B shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2003, PCH LLC's assets consisted of only direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications. Therefore, Pegasus Development's investment in Pegasus PCS Partners as of December 31, 2003 and Pegasus PCS Partners'

                       PEGASUS COMMUNICATIONS CORPORATION

investment in PCH LLC as of September 30, 2004 are classified as equity. The approximate carrying and fair values of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 are $12.0 million and $15.8 million, respectively, based on our Class A common share price at such date. The approximate carrying and fair values of Pegasus PCS Partners' investment in PCH LLC at September 30, 2004 are $14.0 million and $10.6 million, respectively, based on our Class A common share price at such date.

RESULTS OF OPERATIONS

        Prior to the bankruptcy filing of the Debtors, the direct broadcast satellite business comprised a substantial portion of our revenues, operating results, and financial position. As a result of the deconsolidation of Pegasus Satellite and the subsequent sale of its satellite television business, our results of operations have significantly changed. Under generally accepted accounting principles, the financial results of Pegasus Satellite are included in our consolidated results through the June 2, 2004 filing date. Subsequent to June 2, 2004, we no longer consolidate Pegasus Satellite's financial results in our consolidated financial statements and Pegasus Satellite has been deconsolidated from our balance sheet. Our negative investment in Pegasus Satellite of $412.7 million is presented using the cost method, and we no longer record earnings or losses from Pegasus Satellite's operations subsequent to June 2, 2004.

        Furthermore, the results of operations of Pegasus Satellite Television are included in discontinued operations in the accompanying financial statements of Pegasus Communications Corporation and Pegasus Satellite.

        In the following discussion and analysis of our accompanying consolidated financial statements, we will discuss the results of operations for Pegasus Communications Corporation shown in our Consolidated Statements of Operations for the three and nine months ended September 30, 2004, including the impact of the inclusion of Pegasus Satellite's financial results for only the five months ended June 2, 2004 compared to the nine months ended September 30, 2003. We will then discuss the results of operations for Pegasus Communications Corporation excluding Pegasus Satellite for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

PEGASUS COMMUNICATIONS CORPORATION'S RESULTS OF OPERATIONS, INCLUDING PEGASUS SATELLITE

        The results of operations of Pegasus Satellite are included in the accompanying Condensed Statements of Operations and Comprehensive Loss through June 2, 2004, and the results of operations of Pegasus Satellite Television are included in such statements as discontinued operations. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the proceedings under Chapter 11 of the Bankruptcy Code and the transactions contemplated by the Asset Purchase Agreement, the Cooperation Agreement, the Global Settlement Agreement, and the Letter Agreement.

        See Note 2 of the Notes to Consolidated Financial Statements for a discussion of discontinued operations. The following discussion focuses on the results of operations of Pegasus Broadcast Television.

Broadcast Television Revenues:

        For the nine months ended September 30, 2004, net revenues decreased $9.7 million to $13.2 million compared to $22.9 million for the nine months ended September 30, 2003. These decreases were primarily due to the impact of comparing five months of net revenues in 2004 versus nine months in

                       PEGASUS COMMUNICATIONS CORPORATION

2003. Net revenues for the full nine months ended September 30, 2004 versus the same period of 2003 increased $700 thousand. See Pegasus Satellite Communications, Inc.'s Condensed Consolidated Statements of Operations in Note 1 of the Notes to Consolidated Financial Statements for broadcast television net revenues for the nine months ended September 30, 2004 and 2003.

Broadcast Television Expenses:

        Broadcast television expenses decreased $10.7 million to $11.5 million compared to $22.2 million for the nine months ended September 30, 2003. These decreases were primarily due to the impact of comparing five months of expenses in 2004 versus nine months in 2003. See Pegasus Satellite Communications, Inc.'s Condensed Consolidated Statements of Operations in Note 1 of the Notes to Consolidated Financial Statements for broadcast television expenses for the nine months ended September 30, 2004 and 2003. Broadcast television expenses decreased for the full nine months ended September 30, 2004 compared to the same period of 2003, primarily as a result of lower programming expense of $578 thousand and lower depreciation and amortization expenses of $593 thousand.

Pegasus Communications Corporation's Other Statement of Operations and Comprehensive Loss Items

        Corporate, development, and other operations expense decreased $2.4 million and $1.2 million for the three and nine months ended September 30, 2004 compared to the same periods of 2003 primarily due to the deconsolidation of Pegasus Satellite. The prior year periods include consolidated corporate expenses for the full three and nine month periods ended, whereas the current year periods only include an allocation of corporate expenses attributable to non-Debtors from the Filing Date to September 30, 2004. We continue to provide certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others, and the Debtors compensate us for such services based on a methodology specified in a Support Services Agreement approved by the Bankruptcy Court. As a result of the inclusion since the Filing Date of only an allocation of these expenses, our corporate, development, and other operations expense line item has decreased. Corporate expenses included in this line item for the three and nine months ended September 30, 2004 were $151 thousand and $6.7 million, respectively, compared to $3.3 million and $9.9 million, respectively for the same periods of 2003. See the discussion of Pegasus Communications Corporation's Results of Operations, Excluding Pegasus Satellite, below. These decreases were partially offset by the inclusion of expenses related to the Pegasus Rural Broadband business of $1.1 million and $2.5 million in the three and nine months of 2004, respectively. There were no expenses related to the Pegasus Rural Broadband business in the three and nine months of September 30, 2003. Pegasus Rural Broadband's terrestrial fixed wireless network currently passes approximately 60,000 households.

        Other operating expenses increased $2.2 million to $4.1 million for the three months ended September 30, 2004 compared to the same period of 2003, primarily due to $1.5 million of non-Debtor allocated retention and severance expenses and $1.3 million of professional fees, both related to Pegasus Satellite's bankruptcy proceedings, partially offset by $530 thousand of legal fees associated with patent litigation in the third quarter of 2003. Other operating expenses increased $9.5 million to $21.2 million for the nine months ended September 30, 2004 compared to the same period of 2003, primarily due to
(1) $3.4 million of expenses incurred in the second quarter of 2004 related principally to certain previously capitalized direct and incremental costs of acquiring our Ka band satellite licenses, and early stage satellite construction costs related to these licenses; (2) the establishment in the second quarter of 2004 of a $3.0 million allowance against the performance bond posted for our 87 DEG. west longitude orbital location; (3) $3.2 million of professional fees, related to Pegasus Satellite's bankruptcy proceedings, $1.9 million of which was incurred in the second quarter of 2004 prior to the Filing Date and the

                       PEGASUS COMMUNICATIONS CORPORATION

deconsolidation of Pegasus Satellite; (4) $1.9 million of non-Debtor allocated retention and severance expenses, primarily related to Pegasus Satellite's bankruptcy proceedings ; (5) $864 thousand of expenses in the second quarter of 2004 related to certain previously capitalized direct and incremental costs related to certain strategic initiatives; and (6) $535 thousand of direct and incremental expenses in the second quarter of 2004 related to the cancellation of a proposed tender offer for certain senior debt securities. These increases were partially offset by legal fees associated with patent litigation that decreased $3.9 million to $22 thousand in the nine months ended September 30, 2004 compared to the same period of 2003. Note that for the year to date period of 2004, all amounts include only five months of expenses for Pegasus Satellite, which was deconsolidated as of June 2, 2004.

        Interest expense decreased $1.4 million and increased $400 thousand for the three and nine months ended September 30, 2004 compared to the same periods of 2003, respectively, primarily due to the deconsolidation of Pegasus Satellite's debt and related interest expense as of June 2, 2004 and the reclassification of a portion of such interest expense to discontinued operations in accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations." For Pegasus Communications Corporation, interest expense of $74.2 million was allocated to discontinued operations for the nine months ended September 30, 2004, and interest expense of $39.3 million and $109.9 million was allocated to discontinued operations for the three and nine months ended September 30, 2003, respectively. See discussion of discontinued operations below and Note 2 of the Notes to Consolidated Financial Statements. The following table details the total interest expense incurred by Pegasus Communications Corporation and Pegasus Satellite, as adjusted for the items listed above. The deconsolidated interest expense represents interest recorded on secured debt for the Debtors after the Filing Date. Pegasus Satellite ceased recording interest expense for its' unsecured debt as a result of the bankruptcy filing in accordance with SOP 90-7.

                                                   Three months ended           Nine months ended
                                                     September 30,                September 30,
                                                ------------------------    ------------------------
(in thousands)                                     2004          2003          2004          2003
--------------------------------------------    ----------    ----------    ----------    ----------
Pegasus Communications Corporation and
 Pegasus Satellite total interest expense       $   14,017    $   40,922    $   96,372    $  113,087
Less:
  Deconsolidated interest expense                  (13,820)            -       (18,657)            -
  Interest expense allocated to discontinued
   operations                                            -       (39,340)      (74,166)     (109,938)
                                                ----------    ----------    ----------    ----------
Pegasus Communications Corporation reported
 interest expense                               $      197    $    1,582    $    3,549    $    3,149
                                                ==========    ==========    ==========    ==========

        In the three and nine months ended September 30, 2004, we recorded increases of $9.5 million and $223.1 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at September 30, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at September 30, 2004 was $309.3 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at September 30, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and nine months ended September 30, 2004 to virtually zero. We recorded a $7.2 million tax liability for income taxes

                       PEGASUS COMMUNICATIONS CORPORATION

payable resulting from Pegasus Satellite's sale of certain satellite television assets along with an offsetting receivable due from the Debtors.

                       PEGASUS COMMUNICATIONS CORPORATION

Discontinued Operations

        On August 27, 2004, Pegasus Satellite Television completed the sale of certain satellite television assets to DIRECTV, Inc., for a purchase price of $937.7 million, consisting of $875.0 million in cash and $62.7 million in debt forgiveness, subject to certain closing adjustments. Following the closing, Pegasus Satellite Television continued to provide certain services to DIRECTV, Inc. to assure uninterrupted delivery of DIRECTV programming to Pegasus Satellite Television's former subscribers while these subscribers were being transitioned over to DIRECTV, Inc. The migration was completed as of October 31, 2004.

        During the three months ended September 30, 2004, Pegasus Satellite recorded a pre-tax loss of $5.0 million on the sale of certain satellite television assets. In addition, Pegasus Satellite adjusted the carrying value of satellite television property and equipment and other assets not sold to DIRECTV, Inc. to their net realizable value, which resulted in a loss of $16.7 million, and also recorded retention and severance expenses of $6.2 million. Pegasus Satellite also recorded an income tax expense of $10.7 million resulting from the sale of certain satellite television assets. These amounts are reported as part of the loss from discontinued operations in Pegasus Satellite's condensed consolidated statements of operations included in Note 1.

        Pegasus Satellite Television's operations are classified as discontinued in our statements of operations and comprehensive loss and Pegasus Satellites' condensed consolidated statements of operations included in Note 1. In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," we and Pegasus Satellite allocated interest expense to discontinued operations based on a pro rata calculation of net assets of the discontinued business to consolidated net assets. Note that this allocation resulted in different interest expense amounts for the discontinued operations of Pegasus Communications Corporation and Pegasus Satellite due to the different amounts of interest expense incurred by each as a result of the elimination of intercompany interest expense. For Pegasus Communications Corporation, interest expense of $74.2 million was allocated to discontinued operations for the nine months ended September 30, 2004, and interest expense of $39.3 million and $109.9 million was allocated to discontinued operations for the three and nine months ended September 30, 2003, respectively. For Pegasus Satellite, interest expense of $16.1 million and $102.4 million was allocated to discontinued operations for the three and nine months ended September 30, 2004, respectively, and interest expense of $43.4 million and $116.9 million was allocated to discontinued operations for the three and nine months ended September 30, 2003, respectively.

        In 2003, Pegasus Satellite completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and Pegasus Satellite recognized a net gain on the sales of $10.3 million, including a net gain of $10.0 million in the first nine months of 2003. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss.

                       PEGASUS COMMUNICATIONS CORPORATION

        Aggregate revenues and pretax loss from discontinued operations included in our condensed consolidated statements of operations were as follows:

                                 Nine Months      Three Months     Nine Months
                                    Ended            Ended            Ended
                                September 30,    September 30,    September 30,
(in thousands)                      2004             2003             2003
-----------------------------   -------------    -------------    -------------
Revenues                        $     335,621    $     207,010    $     619,912
Pretax loss                          (490,621)         (29,747)         (77,870)

        Aggregate revenues and pretax loss from discontinued operations included in Pegasus Satellite's condensed consolidated statements of operations in Note 1 of the Notes to Consolidated Financial Statements were as follows:

                                Three Months      Nine Months     Three Months      Nine Months
                                    Ended            Ended           Ended             Ended
                                September 30,    September 30,    September 30,    September 30,
(in thousands)                      2004             2004             2003             2003
-----------------------------   -------------    -------------    -------------    -------------
Revenues                        $     118,495    $     516,352    $     207,010    $     619,912
Pretax loss                           (42,978)        (545,252)         (33,793)         (84,836)

PEGASUS COMMUNICATIONS CORPORATION'S RESULTS OF OPERATIONS, EXCLUDING PEGASUS SATELLITE

        The following information presents the results of operations of Pegasus Communications Corporation on a basis that excludes the results of operations of Pegasus Satellite for the periods presented. In this section, amounts and changes discussed are for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, unless indicated otherwise. We continue to provide certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others, and the Debtors compensate us for such services based on a methodology specified in a Support Services Agreement approved by the Bankruptcy Court. The corporate expenses included below for all periods presented include only the non-Debtor allocation of such expenses.

                       PEGASUS COMMUNICATIONS CORPORATION

                                                       Three months ended        Nine months ended
                                                          September 30,            September 30,
                                                     ----------------------    ----------------------
(in thousands)                                         2004         2003         2004         2003
--------------------------------------------------   ---------    ---------    ---------    ---------
Net revenues                                         $     241    $     201    $     727    $     702
Costs of other operations                                1,158          182        2,707          524
Corporate and development expenses                         480          826        2,468        2,543
Corporate, development and other
 operations depreciation and amortization                3,908        3,952       11,732       11,845
Other operating expenses, net                            4,156        1,428       14,634        9,267
                                                     ---------    ---------    ---------    ---------
Loss from operations                                    (9,461)      (6,187)     (30,814)     (23,477)
Interest expense                                          (197)        (194)        (643)        (584)
Interest income                                            228          120          536          310
Gain on sale of assets                                       -          768            -          768
Equity in earnings of affiliates                             -            -            -          161
Net expense for income taxes                                (1)           -           (1)           -
                                                     ---------    ---------    ---------    ---------
Net loss                                             $  (9,431)   $  (5,493)   $ (30,922)   $ (22,822)
                                                     =========    =========    =========    =========
Net loss applicable to common shares                 $   (0.97)   $   (0.75)   $   (2.97)   $   (2.84)
                                                     =========    =========    =========    =========

        For the three and nine months ended September 30, 2004, costs of other operations increased $1.0 million and $2.2 million, respectively, compared to the same periods of 2003, primarily due to incremental costs incurred in connection with the Pegasus Rural Broadband business, which began operations in 2004. Pegasus Rural Broadband's terrestrial fixed wireless network currently passes approximately 60,000 households.

        For the three months ended September 30, 2004, corporate and development expenses decreased $346 thousand compared to the same period of 2003 primarily as a result of a greater level of development activity in the prior year period, including early stage exploration of rural broadband opportunities.

        Other operating expenses increased $2.7 million to $4.2 million for the three months ended September 30, 2004 compared to the same period of 2003, primarily due to $1.6 million of non-Debtor allocated retention and severance expenses and $1.3 million of professional fees, both related to Pegasus Satellite's bankruptcy proceedings, partially offset by $530 thousand of legal fees associated with patent litigation in the third quarter of 2003. Other operating expenses increased $5.4 million to $14.6 million for the nine months ended September 30, 2004 compared to the same period of 2003, primarily due to
(1) $3.4 million of expenses incurred in the second quarter of 2004 related principally to certain previously capitalized direct and incremental costs of acquiring our Ka band satellite licenses, and early stage satellite construction costs related to these licenses; (2) the establishment in the second quarter of 2004 of a $3.0 million allowance against the performance bond posted for our 87 DEG. west longitude orbital location; (3) $1.3 million of professional fees, related to Pegasus Satellite's bankruptcy proceedings; and (4) $1.6 million of non-Debtor allocated retention and severance expenses, primarily related to Pegasus Satellite's bankruptcy proceedings. These increases were partially offset by legal fees associated with patent litigation that decreased $3.9 million to $22 thousand in the nine months ended September 30, 2004 compared to the same period of 2003.

                       PEGASUS COMMUNICATIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

        The following discussion of liquidity and capital resources focuses on our Condensed Consolidated Statements of Cash Flows. The amounts shown for the nine months ended September 30, 2004 include the results of operations for Pegasus Satellite through the June 2, 2004 filing date and the results of operations for Pegasus Communications and its direct subsidiaries other than Pegasus Satellite for the full nine months ended September 30, 2004. Prior year amounts have not been restated. We are currently assessing the appropriate level of corporate and administrative services required to support our operations following the sale of Pegasus Satellite's direct broadcast satellite business and the pending Plan of Reorganization that we expect will be filed and consummated by the end of the first quarter of 2005. We believe the ultimate resolution of the Debtors' financial difficulties will not affect Pegasus Communications' ability to continue as a going concern. Pegasus Communications is not dependent on cash flows from the Debtors, nor do we believe that Pegasus Communications is contingently liable to creditors or preferred stockholders of the Debtors. We believe that our available resources will be sufficient to fund our operating, investing, and financing requirements.

        We had cash and cash equivalents on hand at September 30, 2004 of $55.9 million compared to $82.9 million at December 31, 2003. The change in cash, including the reduction as a result of the deconsolidation of Pegasus Satellite's $22.5 million of cash as of June 2, 2004 is discussed below in terms of the amounts shown in our Condensed Consolidated Statement of Cash Flows.

        Net cash used for operating activities was $3.2 million for the nine months ended September 30, 2004 compared to net cash provided by operating activities of $4.1 million for the nine months ended September 30, 2003. Cash provided by the discontinued direct broadcast satellite business that is included in the Condensed Consolidated Statement of Cash Flows was approximately $93.6 million for the five months ended June 2, 2004 compared to $147.4 million for the nine months ended September 30, 2003, a decrease of $53.8 million. Also, cash used by Pegasus Rural Broadband's operations was approximately $2.2 million and $393 thousand for the nine months ended September 30, 2004 and 2003, respectively, an increase in cash used of $1.8 million. These net decreases were partially offset by approximately $47.3 million less cash interest paid in the 2004 period, primarily as a result of the Chapter 11 filing and deconsolidation of Pegasus Satellite.

        Net cash used for investing activities was $10.6 million and net cash provided by investing activities was $3.1 million for the nine months ended September 30, 2004 and 2003, respectively. The amount in the 2004 period primarily consisted of $4.3 million for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida; $4.4 million of purchases of direct broadcast satellite equipment; and other capital expenditures of $2.2 million. The 2003 period primarily reflects cash received of $21.6 million from sales of three broadcast television stations, and cash utilized for direct broadcast satellite receiver equipment capitalized of $16.5 million and other capital expenditures of $2.1 million. We project that our capital expenditures for the fourth quarter of 2004 will be approximately $500 thousand.

        Net cash provided by financing activities was $9.2 million and net cash used for financing activities was $6.3 million for the nine months ended September 30, 2004 and 2003, respectively. The primary financing activities in the 2004 period were $18.0 million of borrowings on Pegasus Media's revolving credit facility, $5.1 million of restricted cash placed as collateral for a bond, $2.2 million of debt financing costs incurred by Pegasus Satellite and its subsidiaries, purchases of 157,600 shares of our Class A common stock for $1.2 million, and $750 thousand of repayments on term loan facilities. The primary expenditures for financing activities for 2003 were: 1) redemption of all of the outstanding principal of Pegasus Media's 12-1/2% notes due July 2005 of $67.9 million; 2) repayments of other long

                       PEGASUS COMMUNICATIONS CORPORATION

term debt of $6.4 million; 3) purchases by Pegasus Satellite of 594,920 shares of our Class A common stock for $5.5 million; 4) costs of $11.2 million incurred for new financing arrangements; and 5) the net change in restricted cash of $60.3 million, of which $61.9 million represented collateral for a letter of credit facility. The primary receipts for financing activities for 2003 were: 1) $100.0 million in term loan financing; 2) net borrowings of $43.5 million under Pegasus Media's revolving credit facility; and 3) $1.5 million in an exchange of Pegasus Satellite's notes. In the fourth quarter of 2004, $2 million of the previously mentioned $5.1 million of restricted cash became unrestricted, and is currently available for use.

        As permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock ("Series C"), Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at September 30, 2004 was $30.2 million. The dividend of $3.2 million scheduled to be declared on October 31, 2004 was not declared. Dividends not declared accumulate in arrears until paid.

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

        In June 2004, 472 shares of Series E junior convertible participating preferred stock ("Series E") with a liquidation preference value of $472 thousand were converted into 1,512 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $47 thousand. In July and August 2004, all of the remaining outstanding Series E shares were converted into shares of Class A common stock in three separate transactions. In these conversions, 2,500 shares with a liquidation preference value of $2.5 million were converted into 8,014 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $258 thousand. The conversions were in accordance with the terms of Series E's certificate of designation.

        The sale of the satellite television assets to DIRECTV on August 27, 2004 constituted a change of control of Pegasus Communications as defined in the Certificate of Designation of the Series C preferred stock. On August 27, 2004, holders of record of Series C shares were notified of the change in control and the resulting one time option to convert any or all of their Series C shares into shares of Class A common stock at a special conversion price of $170 per share, which corresponds to a conversion ratio of 0.58824 shares of Class A common stock per share of Series C preferred stock. This one time option was available for notices of conversion received between September 27, 2004 and October 26, 2004. For any notice of conversion received after this one time option was available, the conversion will occur at the regular conversion price of $318.75 per share, which corresponds to a conversion ratio of 0.31372 shares of Class A common stock per share of Series C preferred stock. In October 2004, 15,000 Series C shares with a liquidation preference value of $1.7 million were converted into 8,823 shares of Class A common stock. Series C shares converted in October 2004 forfeited the right to receive $244 thousand of dividends in arrears and $22 thousand of dividends accrued and payable.

                       PEGASUS COMMUNICATIONS CORPORATION

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

        The Company has identified material weaknesses in our identification and application of accounting principles and policies related to our accounting for income taxes and equity method investments. These material weaknesses contributed to restatements of our financial statements. See Note 14 of the Notes to Consolidated Financial Statements.

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

        Within the 90 day period prior to September 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and

                       PEGASUS COMMUNICATIONS CORPORATION

Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these controls and procedures are now effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There have not been any changes in the registrant's internal controls or in other factors that could significantly affect these controls, other than those described in the immediately preceding paragraph that enhanced our system of internal controls and our disclosure controls and procedures.

                       PEGASUS COMMUNICATIONS CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 12 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q and Note 13 of the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of each of these Quarterly Reports on Forms 10-Q and 10-Q/A. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K/A for the year ended December 31, 2003, our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, and our Current Reports on Form 8-K dated January 5, 2004, February 5, 2004, May 12, 2004, May 17, 2004, May 20, 2004, June 2, 2004, and July 30, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                   Approximate Dollar
                               Total                          Total Number of     Value of Shares that
                             Number of                      Shares Purchased as        May Yet Be
                               Shares       Average Price     Part of Publicly     Purchased Under the
     Period                  Purchased     Paid per Share    Announced Program           Program
-----------------          -------------   --------------   -------------------   --------------------
August 1-31, 2004                 11,600   $        10.16                11,600   $         10,333,077
                           -------------   --------------   -------------------   --------------------
Total                             11,600   $        10.16                11,600   $         10,333,077
                           -------------   --------------   -------------------   --------------------

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

        As permitted by the certificate of designation for the 6-1/2% Series C convertible preferred stock, Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at September 30, 2004 was $30.2 million. The dividend of $3.2 million scheduled to be declared on October 31, 2004 was not declared. Dividends not declared accumulate in arrears until paid.

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

----------
*  Filed herewith.

                       PEGASUS COMMUNICATIONS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Pegasus Communications Corporation


    December 29, 2004          By:  /s/  Joseph W. Pooler, Jr.
-------------------------           --------------------------------------------
          Date                      Joseph W. Pooler, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)