Form 10-K
period 2004-12-31
PEGASUS COMMUNICATIONS CORP /
filed 2005-05-18
CIK 1135338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004

                                       OR

              |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from_______ to _______

                         Commission File Number 0-32383

                       PEGASUS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                         23-3070336
(State of incorporation)                       (IRS Employer Identification No.)

     c/o Pegasus Communications Management Company
    225 City Line Avenue, Suite 200, Bala Cynwyd, PA           19004
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

           The aggregate market value of the voting stock (Class A Common Stock) held by nonaffiliates of the registrant as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $30,494,576, based on the closing price of the Class A Common Stock on such date on the Nasdaq National Market. (Reference is made to the paragraph captioned Calculation of Aggregate Market Value of Nonaffiliate Shares of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

      Number of shares of each class of the registrant's common stock outstanding as of March 31, 2005:

   Class A Common Stock, $0.01 par value                             10,017,524
        (excluding 1,315,208 shares held by Pegasus Satellite
        Communications, Inc., an unconsolidated subsidiary, and
        237,523 shares held by consolidated subsidiaries)
   Class B Common Stock, $0.01 par value                              1,832,760
        (including 85,472 shares held by Pegasus PCS Partners, a
        variable interest entity which we determined that we are
        the primary beneficiary of)
   Non-Voting, Common Stock, $0.01 par value                                 --

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                     PART I
ITEM 1.  BUSINESS......................................................................    2
ITEM 2.  PROPERTIES....................................................................   23
ITEM 3.  LEGAL PROCEEDINGS.............................................................   24
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................   26

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES.........................................   26
ITEM 6.  SELECTED FINANCIAL DATA.......................................................   29
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS....................................................................   29
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................   45
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................   45
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..........................................................   46
ITEM 9A. CONTROLS AND PROCEDURES.......................................................   46
ITEM 9B. OTHER INFORMATION.............................................................   49

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................   50
ITEM 11. EXECUTIVE COMPENSATION........................................................   52
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS ..................................................   59
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................   61
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................   65

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.......................................   67

ITEM 1. BUSINESS

The Company

      Pegasus Communications Corporation was incorporated in the State of Delaware in November 2000 and is a holding company that conducts substantially all of its operations through its direct and indirect subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. Unless the context otherwise indicates, all references to "we," "us," and "our" and "Pegasus Communications Corporation" refer to Pegasus Communications, together with its direct and indirect consolidated subsidiaries (including Pegasus Satellite Communications for periods prior to its deconsolidation on June 2, 2004, as hereinafter discussed), and variable interest entities in which we are deemed to hold the primary beneficial interest. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc. individually as a separate entity. "Pegasus Satellite Communications" refers to Pegasus Satellite, together with its direct and indirect consolidated subsidiaries. Other terms used are defined as necessary where they first appear.

      Our principal operating business consists of the provision of wireless broadband Internet access, conducted through indirect subsidiaries of Pegasus Communications referred to as Pegasus Broadband.

      We also hold licenses and intellectual property, which had a net carrying amount of $142.8 million at December 31, 2004, through certain subsidiaries of Pegasus Communications. These include Federal Communications Commission ("FCC") licenses to provide terrestrial communications services in the 700 MHz spectrum, intellectual property rights licensed from Personalized Media Communications L.L.C. ("Personalized Media"), and a Ka band satellite license granted by the FCC.

      Through August 2004, our primary operating business was providing DIRECTV(R) programming services through Pegasus Satellite Television, Inc. ("Pegasus Satellite Television"), an indirect subsidiary of Pegasus Satellite, to over 1.1 million subscribers. As discussed in Notes 1 and 3 to the Consolidated Financial Statements and under Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code below, Pegasus Satellite Television completed a sale of substantially all of its satellite television assets to DIRECTV, Inc. on August 27, 2004. As a result of this sale, the results of operations of Pegasus Satellite Television in our consolidated financial statements are classified as discontinued operations.

      Pegasus Communications is controlled by Marshall W. Pagon, chairman of the board of directors, president and chief executive officer of Pegasus Communications, by virtue of the ownership of all shares of Pegasus Communications' Class B common stock by affiliates controlled by Mr. Pagon. Because Pegasus Communications' Class B common stock is entitled to 10 votes per share, and its Class A common stock is entitled to one vote per share, the Class B common stock accounts for a majority of the voting power for matters upon which all classes of voting stock vote together and not by class.

Recent developments

Proceedings of Pegasus Satellite under Chapter 11 of the Bankruptcy Code

            On June 2, 2004, Pegasus Satellite Television and certain of its affiliates involved in the distribution of DIRECTV direct broadcast satellite service received notices from the National Rural Telecommunications Cooperative (the "NRTC") purporting to terminate their exclusive distribution agreements with the NRTC, which provided them with the exclusive rights to distribute DIRECTV services in specified rural territories in the United States, and from DIRECTV, Inc., purporting to terminate the Revised Seamless Consumer Program effective as of August 31, 2004. The Revised Seamless Consumer Program allowed Pegasus Satellite Television and its affiliates to provide subscribers more expansive service selection during activation and a simplified and consolidated billing process. Pegasus Satellite Television and its affiliates also received a related cash offer from DIRECTV, Inc. on June 2, 2004 to purchase the assets of Pegasus Satellite Television. As a result of actions taken by NRTC and DIRECTV, Inc., on June 2, 2004 (the "Filing Date"), Pegasus Satellite and certain of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine (the "Bankruptcy Court"). The Chapter 11 filing did not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite.

      On July 30, 2004, Pegasus Satellite Television and certain of its affiliates entered into an agreement (the "Asset Purchase Agreement") to sell to DIRECTV, Inc. its direct broadcast satellite business for a purchase price of $988 million. Pegasus Satellite Television and DIRECTV, Inc. also entered into a cooperation agreement (the "Cooperation Agreement") to ensure an efficient transfer of Pegasus Satellite's direct broadcast satellite business to DIRECTV, Inc. pursuant to the Asset Purchase Agreement.

      Also on July 30, 2004, Pegasus Satellite, Pegasus Communications, DIRECTV, Inc., the NRTC, and the creditors committee representing the unsecured creditors of the Debtors (the "Creditors Committee") entered into a certain settlement agreement (the "Global Settlement Agreement"). In the Global Settlement Agreement, Pegasus Satellite, DIRECTV, Inc., and the NRTC agreed to dismiss all litigation between and among them with prejudice, stay all pending litigation, and agreed not to commence any new litigation in order to facilitate the sale of Pegasus Satellite's direct broadcast satellite business to DIRECTV, Inc. In addition, Pegasus Communications and its non-Debtor subsidiaries agreed to release all claims they may have had against DIRECTV, Inc. (with the exception of claims relating to the Personalized Media patent infringement litigation (see
Item 3 - Patent Infringement Litigation and Note 19 to the Consolidated Financial Statements)) and the NRTC related to the Debtors' direct broadcast satellite business. Pegasus Communications and its non-Debtor subsidiaries also agreed to release all claims they may have had against the Debtors, excluding claims under the Support Services Agreement effective as of May 1, 2004 (the "Support Services Agreement") relating to management services provided by our direct subsidiary, Pegasus Communications Management Company ("Pegasus Management"), to the Debtors during the bankruptcy. In consideration for the releases given by the non-Debtors, the Debtors agreed to release all claims that the Debtors may have had against Pegasus Communications and its non-Debtor subsidiaries, including potential preference and fraudulent transfer avoidance claims, but excluding any claims related to the Support Services Agreement.

      The Bankruptcy Court approved the Global Settlement Agreement, the Asset Purchase Agreement and the Cooperation Agreement on August 26, 2004. The sale of the direct broadcast satellite business to DIRECTV, Inc. took place, and the releases under the Global Settlement Agreement became effective on, August 27, 2004. Pursuant to the Cooperation Agreement, Pegasus Satellite Television continued to provide services to DIRECTV, Inc. until October 31, 2004.

      In connection with the Global Settlement Agreement, Pegasus Communications, the Creditors Committee and certain members of the Creditors Committee also entered into a letter agreement (the "Letter Agreement") dated July 30, 2004. Pursuant to the Letter Agreement, among other things, the parties agreed to support the Global Settlement Agreement and the other parties agreed to support Pegasus Communications' acquisition of the Debtors' broadcast television assets for $75 million in cash, subject to higher and better offers received from third parties pursuant to auction procedures described in the Letter Agreement and subject to Bankruptcy Court approval. In March 2005, the Creditors Committee informed us that it was not proceeding with the negotiation of a definitive agreement with us relating to our acquisition of the broadcast television assets as contemplated by the Letter Agreement. At this time, we do not anticipate that we will pursue further an acquisition of the broadcast assets, including in any subsequent auction of those assets, and we therefore anticipate that our broadcast television business will be reclassified to discontinued operations in the first quarter of 2005.

      In February 2005, the Debtors commenced solicitation of votes on their First Amended Joint Chapter 11 Plan (as amended through the date of confirmation, the "Plan of Reorganization"). The Plan of Reorganization specifies the treatment of allowed claims against the Debtors and provides for the creation of a liquidating trust (the "Liquidating Trust") to hold all of the Debtors' assets, liquidate any remaining non-cash assets (including the broadcast assets), resolve any disputed claims and make distributions to holders of allowed claims in accordance with the Plan of Reorganization. After several extensions of the confirmation hearing date, the Plan of Reorganization was confirmed by order of the Bankruptcy Court entered April 15, 2005, and became effective on May 5, 2005.

      Pursuant to the Plan of Reorganization, the Debtors elected to assume (that is, continue to perform, and require performance, under) the Support Services Agreement as of the effective date of the Plan of Reorganization. Pegasus Management intends to exercise its termination right thereunder in the second quarter of 2005 and the Support Services Agreement will terminate as to the Debtors 90 days thereafter.

      Pegasus Communications and the Debtors have entered into an agreement on April 14, 2005, approved by the Bankruptcy Court through an order dated May 5, 2005, to cease filing tax returns on a consolidated basis as of January 1, 2004 and to allocate between the Debtors and the non-Debtors certain historic tax attributes arising in periods preceding the deconsolidation. Accordingly, as of January 1, 2004 our financial statements no longer reflect tax assets and liabilities of the Debtors.

Deconsolidation of Pegasus Satellite Communications

      As a result of the Chapter 11 filing, the operations of the Debtors became subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite Communications became restricted. Consequently, under generally accepted accounting principles, the financial results of Pegasus Satellite Communications are included in our consolidated results only through June 2, 2004. Subsequent to the June 2, 2004 filing date, we no longer consolidate Pegasus Satellite Communications' financial results in our consolidated financial statements or record earnings or losses from Pegasus Satellite Communications' operations, and Pegasus Satellite Communications has been deconsolidated from our balance sheet.

      Prior to the deconsolidation of Pegasus Satellite Communications, Pegasus Communications had investments in Pegasus Satellite's common stock and its 12-3/4% Series mandatorily redeemable preferred stock, as well as a note receivable from Pegasus Satellite. Pursuant to the Global Settlement Agreement, we released our claims to the note receivable and dividends or other amounts due and owing in respect of the mandatorily redeemable preferred stock, effective when the sale to DIRECTV, Inc. occurred. The Plan of Reorganization provides that Pegasus Satellite's mandatorily redeemable preferred stock will be cancelled on the effective date. We aggregated our investment in Pegasus Satellite's common stock, as well as the deferred loss from the release of our claims, in the $413 million negative investment in Pegasus Satellite Communications reflected in our financial statements for 2004, and account for this negative investment using the cost method.

      Since Pegasus Satellite Communications' results are no longer consolidated and we believe that it is not probable that we will be obligated to fund any post-petition losses of the Debtors, any adjustments reflected in Pegasus Satellite Communications' financial statements subsequent to the June 2, 2004 filing date relating to the recoverability and classification of recorded asset amounts, classification of liabilities, or adjustments made for loss contingencies and other matters are not expected to affect our results of operations.

      As discussed under Proceedings of Pegasus Satellite under Chapter 11 of the Bankruptcy Code above, the Plan of Reorganization was confirmed on April 15, 2005 and became effective on May 5, 2005. We anticipate that our $413 million negative investment in Pegasus Satellite will be reversed and recognized in our Consolidated Statement of Operations and Comprehensive Income (Loss) in the second quarter of 2005.

Financial information about segments

      As a result of Pegasus Satellite's Chapter 11 bankruptcy proceedings and the sale of the direct broadcast satellite business, our reportable operating segments have changed. Our sole reportable segment presently is our wireless broadband business, conducted through Pegasus Broadband. Our chief operating decision maker regularly reviews the operating results of Pegasus Broadband in order to assess performance and make resource allocation decisions. Prior to its deconsolidation on June 2, 2004, the broadcast television business conducted through Pegasus Broadcast Television, Inc. ("Pegasus Broadcast Television"), an indirect subsidiary of Pegasus Satellite, was also a reportable segment. Pegasus Broadcast Television has ceased to be a reportable segment as we do not anticipate further pursuing an acquisition of the broadcast assets as described above under Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code. See Note 21 to the Consolidated Financial Statements for financial information regarding reportable segments.

Wireless Broadband business

Description of Business

      Pegasus Broadband is a facilities-based provider of wireless Internet access and broadband communications ("WISP") to residential, small business and enterprise subscribers. Pegasus Broadband began building its wireless communications network in April 2003, and began commercial operations in 2004. Pegasus Broadband continues to expand its wireless communications network and, as of March 31, 2005, provided service to approximately 1,700 subscribers in 47 communities in central and west Texas comprising approximately 165,000 homes and small businesses.

Broadband Operating Strategy

      Pegasus Broadband's operating strategy is to (i) provide residential and small business customers an affordable, high speed connection to the Internet and access to a full suite of broadband communications products and services;
(ii) offer our broadband services at a substantial discount to competitive services offered by incumbent cable and telephone companies; (iii) provide friendly and responsive customer support and service; and (iv) focus future development of our wireless communications network and services on small and mid-size markets traditionally underserved by large wireless telecommunications companies.

Our Wireless Communications Network

      Pegasus Broadband's wireless communications network (our "Wireless Network") uses fixed-wireless point-to-point and point-to-multiple point radio frequency ("RF") technologies to deliver broadband data services at carrier grade quality of service standards. Currently, we use so-called "license-exempt" frequencies in the 900MHz, 2.4GHz, 5.2 GHz, and 5.8 GHz bands. Beginning in 2005, we also expect to use licensed frequencies in the 2.5 MHz frequency band. We are evaluating the future use of our licensed frequencies in the 700 MHz frequency band, as well as license exempt frequencies in the 3.6 GHz frequency band recently authorized by the FCC. (See Legislation and Regulation - 700 MHz Licenses). Currently, our point-to-multiple point data transmission is delivered primarily through the 900 MHz, 2.4 GHz, and 5.2 GHz frequency bands. Our point-to-point, backhaul data transmission primarily utilizes 5.8 GHz frequencies. We connect to the Internet through fiber optic facilities operated by national telecommunications companies at various locations throughout our Wireless Network.

Service Offerings

      Pegasus Broadband provides a combination of residential and small business high-speed Internet packages along with customized enterprise-related solutions. Our current service offers are:

           Package                   Speed          Monthly Subscription Cost
           -------                   -----          -------------------------
         Residential             up to 1.0Mbps               $29.95
        Small Business           up to 1.5Mbps               $54.95

      We also periodically offer special introductory pricing, including discounted pricing for the initial months of service (e.g., first three months of residential service for only $19.95 per month) as well as other special promotional offers in order to stimulate increased sales activity.

      Pegasus Broadband high-speed Internet packages currently include free installation, no up-front equipment costs, an "always-on" connection, a 30-day money-back guarantee, a plan-specific number of email accounts and Web hosting capabilities along with on-going spam filtering and virus screening without any special software requirements. New subscribers are typically charged a modest service activation fee at the point of sale or activation Pegasus Broadband provides all subscribers with subscriber-leased customer premises equipment ("CPE") and charges a $2.99 monthly equipment rental fee. Additionally, Pegasus Broadband provides subscribers with the option to purchase related equipment such as network interface cards, routers, wireless routers and extended antennae mounts at the point of sale or during the installation process.

      All subscribers are required to commit to a minimum service agreement of one year. Subscribers who terminate service prior to their one-year anniversary date are subject to an early termination fee. Additionally, Pegasus Broadband's service agreement requires subscribers to maintain and return all subscriber-leased CPE equipment immediately following service cancellation or otherwise be subject to various equipment non-return fees.

      We expect to supplement our high speed Internet access services with voice communications (so-called voice over Internet, or "VoIP") and video services (so-called "IP Video") over our Wireless Network. Specifically in regards to VoIP services, Pegasus Broadband is developing a facilities-based digital phone service that will offer customers local, long-distance and international calling plans; traditional telephone features such as voice mail, caller ID, call forwarding and 3-way calling; and advanced digital telephone features such as dynamic call routing, voice-mail messages to email, web-based feature management and alternative second line service plans. We are currently testing VoIP digital phone services on our Wireless Network and anticipate commercial launch in the second half of 2005.

Marketing and Sales

      Our marketing and sales strategy is based on the development of four sales channels and marketing tactics to support these channels:

   Direct Marketing - use of traditional direct response promotional tactics such as direct mail, print advertising, radio, outdoor, retail merchandising, etc. Responses to all such promotional tactics are directed to our telesales center or our public web site (www.pegasusbroadband.com) for complete product information and order fulfillment. To date, this channel has been the primary contributor of prospect inquiries and new subscriber acquisition.

   Direct-to-Consumer - a new direct channel that will be deployed and tested in 2005. This channel involves commissioned sales agents deploying door-to-door sales tactics and supporting localized group sales or event opportunities. Such sales agents are trained and equipped to complete an order during the face-to-face sales process.

   Retail Sales - local and regional retailers who provide product and sales support for Pegasus Broadband's standard consumer and small-business retail offerings. Pegasus Broadband typically provides such retailers with complete product, promotional and merchandising support, and an integrated order entry and fulfillment system. Retailers are paid monthly sales commissions based on achieved unit sales volumes.

   Third Party, Endorsed Partners - partner relationships with local service organizations, trade associations, employers or other local entities that can benefit from a jointly supported, co-branded service offering. We believe such relationships will typically generate significantly lower costs of subscriber acquisition.

      Pegasus Broadband is also seeking to develop wholesale arrangements with local, regional or national dial-up ISP operators and other retail partners that provide network management, bandwidth delivery, CPE installation, account provisioning, and technical support. Pricing and wholesale economic terms are likely to vary from partner to partner depending upon the specific requirements of each wholesale partner.

Broadband Operations

      Pegasus Broadband currently maintains a network operations center ("NOC") in Austin, Texas. Our NOC is staffed by security personnel 24x7x365, has backup battery and generator power in the event of a major power outage and is co-located with a point of interconnection to the Internet. Our network monitoring and technical support group staff are also located in Austin.

      We employ dedicated site acquisition professionals and tower construction crews to identify tower locations, construct and maintain tower facilities and install and maintain tower related RF transmission equipment. Approximately 90% of Pegasus Broadband's current and planned tower deployments are leased from existing tower management companies or owners of existing structures such as municipal water towers and radio towers. In areas where existing structures do not exist at locations we have selected for deployment, we have acquired land use rights from local landowners and constructed owned-and-operated tower facilities. Such owned-and-operated towers not only support Pegasus Broadband network deployments but also represent an opportunity for tower lease arrangements and supplemental revenue.

      We maintain sales and business development teams in areas in which we have initiated service in order to manage our indirect sales channel (including retailers and wholesale and retail partners) and to support all direct-to-consumer sales activities.

      We currently employ dedicated teams of installation technicians to handle all subscriber installation and service activities. We believe that this provides us with valuable data concerning the wireless communications technologies we are using and their suitability in differing service configurations and that this information is necessary to enable us to develop appropriate quality of service standards and efficient installation and service processes. As our wireless broadband business matures, we may seek to outsource some of our installation activity to full service dealers or other third parties who we can certify as qualified installers.

      We currently utilize an experienced third party call center operator to provide telesales and tier 1 customer support. This call center operator provides dedicated telesales and order fulfillment services, as well as ongoing customer service support including billing, general service, and technical support related inquiries. We may in-source some of these call center activities when aggregate call volume reaches a level at which economies of scale, improved sales and service delivery and/or cost saving opportunities can be achieved.

Rural Utilities Service's Rural Broadband Access Loan and Loan Guarantee Program

      The Rural Utilities Service ("RUS") of the United States Department of Agriculture's Rural Broadband Access Loan and Loan Guarantee Program is designed to provide loans for funding, on a technology neutral basis, the costs of construction, improvement and acquisition of facilities and equipment to provide broadband services to eligible rural communities. The program's goal is to ensure that rural consumers enjoy the same quality and range of telecommunications services that are available in urban and suburban communities. More detail about the RUS Rural Broadband Access Loan and Loan Guarantee Program can be found at http://www.usda.gov/rus/telecom/broadband.htm.

      Pegasus Rural Broadband, LLC ("Pegasus Rural Broadband"), an indirect subsidiary of Pegasus Communications, has filed two applications for funding under the RUS Rural Broadband Access Loan and Loan Guarantee Program. The first application for $13 million was approved by the RUS in February 2004, but the execution of definitive loan documentation was delayed due to RUS' need to determine that Pegasus Satellite's bankruptcy filing would not have material adverse consequences on Pegasus Rural Broadband. This application was recently re-approved and we expect to execute definitive loan documentation and to make an initial funding draw in the second quarter 2005. This loan will provide funding for our construction of wireless broadband facilities to bring service to approximately 150,000 households in eligible communities in Texas. Our second application was originally filed in 2003 and has been pending review by the RUS since that time. RUS has recently requested that we update this application and resubmit it. We resubmitted the application on May 9, 2005 and requested approximately $11 million for construction of wireless broadband facilities to bring service to approximately 100,000 households in 59 communities in Minnesota, Illinois, Indiana, Oklahoma, and Kansas.

Competition

      Pegasus Broadband's competition consists of existing dial-up internet service providers, DSL and cable broadband service providers, and other WISPs. Dial-up internet service providers typically provide committed service rates much lower than that of Pegasus Broadband. Dial-up providers require a customer to use an existing phone line or acquire a second phone line if the customer wishes to use internet and phone services concurrently. DSL and cable broadband availability in markets currently served by Pegasus Broadband is fragmented, with DSL and cable broadband service generally available in the largest markets we serve, but not in many of our smaller markets. Our services are generally competitive as to speed and less expensive as to price than our DSL and cable broadband competition.

Broadband service is also available from other WISPs in a majority of the markets we currently serve. However, these competing WISP services generally have lower committed bandwidth speeds, higher up-front consumer costs and higher monthly service subscription fees than our service. It is likely that additional competitors will arise from holders of 2.5 GHz licenses, including Sprint, Nextel and Clearwire Corporation.


700 MHz Licenses

      We hold 34 licenses covering areas of the United States for use of frequencies in the 700 MHz frequency band. We paid a total of $95.4 million in cash for these licenses, and obtained them in FCC auctions completed in September 2000 and February 2001.

      These licenses, (our "700 MHz Licenses"), are located in the upper 700 MHz frequency band between 24 MHz of spectrum reserved for public safety operations and 30 MHz of spectrum allocated for commercial wireless services that have not yet been auctioned. Formerly, the upper 700 MHz frequency band was reserved for use by UHF television channels 60 through 69. Currently, incumbent television broadcasters operate in portions of the spectrum and are permitted by statute to continue to do so until their operations are converted from analog to digital television. This conversion is an ongoing effort and is not likely to be fully completed until 2008 or 2009.

      Of our 700 MHz Licenses, 32 are designated as "A" licenses consisting of a pair of 1 MHz frequencies. These licenses include major economic areas ("MEA's") such as Boston, Chicago, Detroit, New York City, Philadelphia, Pittsburgh, Portland, San Francisco/Oakland, and Seattle. Two of our 700 MHz Licenses are "B" licenses, consisting of a pair of 2 MHz frequencies. The following table lists information with respect to these licenses:

---------------------------------------------------------------    ----------------------------------------------------------
  Channel                Market Name            Population            Channel                Market Name          Population
   Block                                            (1)                Block                                          (1)
---------------------------------------------------------------    ----------------------------------------------------------
     A                            Boston          9,229,477               A                        Nashville       2,444,643
---------------------------------------------------------------    ----------------------------------------------------------
     A                     New York City         30,885,797               A                      Little Rock       2,652,998
---------------------------------------------------------------    ----------------------------------------------------------
     A                      Philadelphia          8,435,057               A                            Omaha       1,773,282
---------------------------------------------------------------    ----------------------------------------------------------
     A                          Richmond          4,329,258               A                          Wichita       1,175,577
---------------------------------------------------------------    ----------------------------------------------------------
     A                      Jacksonville          2,605,624               A                            Tulsa       1,384,426
---------------------------------------------------------------    ----------------------------------------------------------
     A                         Tampa-St.          6,802,332               A                          Phoenix       4,808,845
                      Petersburg-Orlando                           ----------------------------------------------------------
---------------------------------------------------------------           A                 Spokane-Billings       2,001,065
     A                             Miami          6,294,487        ----------------------------------------------------------
---------------------------------------------------------------           A                   San Francisco-      13,850,204
     A                        Pittsburgh          4,109,453                                 Oakland-San Jose
---------------------------------------------------------------    ----------------------------------------------------------
     A                 Cincinnati-Dayton          4,517,237               A                         Portland       3,675,513
---------------------------------------------------------------    ----------------------------------------------------------
     A                          Columbus          2,349,060               A                          Seattle       4,812,965
---------------------------------------------------------------    ----------------------------------------------------------
     A                         Cleveland          5,211,808               A                           Alaska         626,932
---------------------------------------------------------------    ----------------------------------------------------------
     A                           Detroit         10,696,754               A                           Hawaii       1,211,537
---------------------------------------------------------------    ----------------------------------------------------------
     A                         Milwaukee          5,023,107               A                     Guam and the         224,026
---------------------------------------------------------------                             Northern Mariana
     A                           Chicago         13,667,977        ----------------------------------------------------------
---------------------------------------------------------------           B                     Guam and the         224,026
     A                      Indianapolis          3,066,469                                 Northern Mariana
---------------------------------------------------------------    ----------------------------------------------------------
     A                         Knoxville          1,559,410               A                      Puerto Rico       3,917,222
---------------------------------------------------------------    ----------------------------------------------------------
     A                       Louisville-          4,349,581               A                   American Samoa          57,291
                    Lexington-Evansville                           ----------------------------------------------------------
---------------------------------------------------------------           B                   American Samoa          57,291
                                                                   ----------------------------------------------------------

      (1) Total population of 167,749,414 based on 2000 census data.

      The initial term of our 700 MHz licenses runs through January 1, 2015 when they are subject to renewal. We must provide substantial service to the service areas covered by our 700 MHz Licenses by the conclusion of our initial license terms. The FCC's rules provide for a presumption of substantial service if the licensee either leases a predominant amount of the licensed spectrum in at least 50% of the geographic area covered by the license or provides coverage to at least 50% of the service area's population. We must also monitor all compliance and interference protection standards for our 700 MHz Licenses. These requirements include complying with, and ensuring that licensees comply with, limits on out of band emission levels, providing mandatory advanced notification of technical parameters to nearby 700 MHz License users and public safety frequency coordinators and cooperating with officials and other 700 MHz License managers to resolve problems.

      As a 700 MHz licensee, we must lease at least 50.1% of the licensed spectrum in a geographic area to unaffiliated parties on a for profit basis. We may subdivide our spectrum in any manner we choose and make it available to system operators or directly to end users for fixed or mobile communications, consistent with the frequency coordination and interface rules specified for the bands.

      Equipment suitable for commercial use of this spectrum has recently become available. However, the continued incumbency of existing television broadcasters remains an obstacle to the broad initiation of service in the 700 MHz License frequencies. We have previously identified by computer modeling areas where usage of the 700 MHz License spectrum is predicted to be adversely affected by incumbent broadcasters. We are currently conducting field tests to determine the accuracy of such predicted interference and to determine areas in which commercial services may be introduced without interference from incumbent broadcasters.

      Service in the 700 MHz License spectrum has been further complicated by a recently concluded FCC rulemaking that mandates a rebanding of the 800 MHz frequency band. Pursuant to this rulemaking, Nextel Communications, Inc. has agreed to surrender its upper 700 MHz "B" licenses and a significant portion of its 800 MHz spectrum for credits to purchase 10 MHz of 1.9 GHz spectrum. See Legislation and Regulation for a discussion of this FCC rule making.

Intellectual Property Rights Licensed

      In 2000, Pegasus Development Corporation ("Pegasus Development"), a direct subsidiary of Pegasus Communications, entered into a licensing agreement with Personalized Media Communications, L.L.C ("Personalized Media") that provides us an exclusive license to Personalized Media's intellectual property portfolio for the distribution of satellite based services using Ku band BSS frequencies at the 101(degree), 110(degree) and 119(degree) west longitude orbital locations and Ka band FSS frequencies at the 99(degree), 101(degree), and 103(degree) west longitude orbital locations, licensed by the FCC to affiliates of DIRECTV, Inc. Personalized Media owns an intellectual property portfolio consisting of seven issued U.S. patents (including one that expired on September 15, 2004) and approximately 3,500 claims submitted in approximately one hundred pending U.S. patent applications. Pegasus Development's exclusive license provides us rights to all claims covered by Personalized Media's patent portfolio, including functionality for automating the insertion of programming at a direct broadcast satellite uplink, the enabling of pay per view buying, the authorization of receivers, the assembly of records of product and service selections made by viewers including the communication of this information to billing and fulfillment operations, the customizing of interactive program guide features and functions made by viewers and the downloading of software to receivers by broadcasters. In addition, Personalized Media has granted us the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with satellite orbital locations that are or may become available to Pegasus Development. We paid $112.2 million, in a combination of $14.3 million cash, 80,000 shares of Pegasus Communications Class A common stock, and warrants to purchase 400,000 shares of Class A common stock, to enter into the arrangement for our exclusive license of Personalized Media's intellectual property portfolio.

      Since 2000, we and Personalized Media have sought injunctive relief and monetary damages against certain defendants, which include DIRECTV, Inc., for their alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of our exclusive license. Our claims against DIRECTV, Inc. relating to this patent litigation were not released under the Global Settlement Agreement signed in connection with the sale of our direct broadcast television business (see Item 3 - Patent Infringement Litigation and Notes 1 and 19 to the Consolidated Financial Statements).

Ka band Licenses

      In August 2001, the FCC awarded us licenses to launch and operate Ka band geostationary satellites at five different orbital locations. In 2002, we entered into a contract for the design and construction of an initial satellite, which we had specified for the 107(degree) west longitude orbital location. In 2003, we returned the four remaining licenses to the FCC. In 2004, we accepted an FCC license to launch and operate a Ka band geostationary satellite at the 87(degree) west longitude orbital location. Pursuant to the FCC's satellite licensing rules that took effect in 2003, we posted a $5.0 million bond, which has since been reduced to $3 million, with the FCC with respect to the license for the 87(degree) slot. The bond is forfeited if we fail to meet any of the following FCC-imposed satellite construction milestones, without adequate justification: (a) execute a binding contract by January 30, 2005; (b) complete critical design review by January 30, 2006; (c) commence construction by January 30, 2007; and (d) launch and begin operations by January 30, 2008. The rules provide for the bond amount to be reduced by $750,000 per milestone, if the FCC determines that the licensee has met the milestone requirement. On January 28,

2005, we executed an amendment to our contract for the construction of a satellite at the 107(Degree) west longitude orbital location, reassigning that satellite to the 87(Degree) west longitude orbital location. On January 31, 2005 (the first business day after Sunday January 30, 2005), we timely submitted to the FCC that amendment and the underlying contract to demonstrate compliance with the first milestone requirement. Concurrently, we returned to the FCC the license for the 107(Degree) west longitude orbital location.

      Our Ka license is based on rights deriving from an international treaty administered by the International Telecommunications Union (ITU). The rights of the United States to our 87(degree) west longitude orbital location expire on October 1, 2008, which is after the date on which the FCC otherwise requires that we launch and begin operations. Our license also requires that we coordinate our use of the slot and spectrum with other existing or potential licensees of other ITU signatory administrations. Such coordination is required to ensure that harmful interference is not caused to other satellite systems. Thus far we have incurred $6.3 million in securing these licenses and in preliminary phase satellite construction costs, and through December 31, 2004 have incurred expenses of $7.1 million in the development of the use of the licenses. All of these amounts have been expensed in our consolidated statements of operations and comprehensive loss.

Employees

      As of December 31, 2004, we had 93 full time and 3 part time employees. We are not a party to any collective bargaining agreements and we consider our relations with employees to be good.

Legislation and Regulation

      This section sets forth a brief summary of regulatory issues that affect our business. It is not intended to describe all present and proposed government regulation and legislation that affects the broadband Internet industries in general or us, our operations, or operations of Pegasus Broadband in particular.

Broadband

      The FCC regulates the licensing, construction, operation and acquisition of wireless communications systems in the United States. The FCC also regulates wireless communications systems which use spectrum set aside for unlicensed use ("license-exempt spectrum").

      State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of cell sites and base stations also remains subject to state and local jurisdiction. Our wireless business also is subject to certain Federal Aviation Administration regulations governing the location, lighting, and construction of transmission towers and antennas and may be subject to regulation under federal environmental laws and the FCC's environmental regulations.

      Spectrum Rules and Policies. Users of license-exempt spectrum may not cause interference to licensed users, and, if the interference is not cured, may be required to shut down their operations until such interference is eliminated. Users of license-exempt spectrum are not entitled to interference protection from licensed or other license-exempt users, except in situations where it is shown that the interference was caused intentionally. Where such interference is not intentional, license-exempt users bear the responsibility of curing the problem themselves or working cooperatively with other spectrum users to eliminate the problem.

      License-exempt users must have their equipment certified by the FCC or a private entity designated by the FCC (also known as "Telecommunications Certification Bodies" or "TCBs"). Failure to operate with certified equipment may lead to termination of operations and other penalties imposed by the FCC. The FCC recently amended its rules to give license-exempt users more flexibility to "mix and match" system components without having to recertify their equipment with the FCC or its designated TCBs.

      License-exempt users are subject to power limits and other technical regulations under Part 15 of the FCC's rules. Power limits may vary depending on whether the license-exempt user is operating in the point-to-point or point-to-multipoint mode. The FCC recently modified its rules to permit operators in the license-exempt 2.4 GHz band to take advantage of higher power limits where they deploy "advanced" antenna technologies. Also, the FCC has made a proposal to permit higher power for rural point-to-multipoint operations in the license-exempt 900 MHz, 2.4 GHz and 5.8 GHz bands - that proposal remains pending at the agency.

      The FCC has initiated various spectrum-related inquiries and created a Wireless Broadband Access Task Force to investigate further changes in spectrum policy, including changes that could increase spectrum efficiency, permit higher power and ameliorate interference in the unlicensed bands. Those changes must go through formal rulemaking proceedings before they may be enforced against us or any other license-exempt users.

      New Spectrum Opportunities. Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of fixed wireless broadband service similar to that which we provide.

      In March 2005, the FCC made the 3650-3700 MHz band available for fixed wireless broadband service. This spectrum will be licensed under a hybrid licensing/registration system - each user will be required to obtain a non-exclusive nationwide license, under which they will be permitted to register base stations anywhere in the country subject to protection of incumbent satellite and government communications facilities.

      In 2004, the FCC proposed to permit license-exempt use of vacant channels ("white space") in the television broadcast spectrum below 900 MHz. That proposal remains pending at the agency. The FCC also recently made the 5.470-5.725 GHz band available for license-exempt wireless broadband service, subject to protection of government radar facilities operating in that band.

      In July 2004, the FCC adopted a new regulatory framework for licensed spectrum in the 2496-2690 MHz band (the "2.5 GHz" band), which consists of channels licensed to the Broadband Radio Service ("BRS," formerly the Multipoint Distribution Service or "MDS") and Educational Broadband Service ("EBS," formerly the Instructional Television Fixed Service or "ITFS"). Most importantly, the new rules create a new bandplan and associated technical requirements which will enhance the ability of 2.5 GHz operators to provide low-power, non-line of sight wireless broadband operations. Petitions for reconsideration of the new rules and an additional notice of proposed rulemaking on certain discrete issues related thereto remain pending at the agency.

      The FCC has already auctioned some spectrum in the 700 MHz band (television channels 52-69), and holders of those licenses are expected to deploy wireless communication systems. The FCC has previously announced that it will auction the remaining 700 MHz spectrum, but those additional auctions have not been scheduled. There are numerous television operators that currently occupy the lower and upper 700 MHz bands, and those operators have the right to continue operation on their current channels through at least 2006, and potentially longer if various conditions are not met.

      The FCC has proposed to modify the licensing framework of the private Business and Industrial/Land Transportation, or B/ILT, spectrum within the 900 MHz band to afford B/ILT licensees greater flexibility in how they may use their spectrum. The FCC also has proposed to auction vacant B/ILT spectrum. Those proposals remain pending at the agency, and no auction of B/ILT spectrum has been scheduled to date.

      Fixed wireless broadband service also may be provided in the licensed 2.3 GHz band allocated to the Wireless Communications Service ("WCS"). Licensees of mobile telephone spectrum (cellular and PCS) may elect to provide fixed services if they so choose.

      Finally, in October 2003 the FCC released new rules that provide additional flexibility for licensees to engage in various forms of spectrum leasing arrangements. In September 2004, the FCC released an order that takes additional steps to further facilitate the growth of secondary markets for spectrum, including the extension of flexible leasing policies to additional spectrum. It is not known whether any spectrum initiatives adopted by the FCC will facilitate secondary markets for spectrum trading or leasing.

      Other Regulatory Issues. In February 2004, the FCC began examining the appropriate regulatory treatment for voice and other services provided via Internet protocol. The rapid growth in VoIP-based services has caused concern regarding the appropriate extent of regulation applicable to those services as carriers, including wireless carriers, begin to migrate their networks towards Internet protocol, or IP, platforms. Currently, VoIP services are exempt from many federal regulatory fee and tax requirements, such as Universal Service Fund contributions, that most wireline and wireless telecommunications providers are required to pay. The FCC's pending rulemaking on IP-based services recognizes that they should continue to be subject to minimal regulation, but is examining means by which social policies supported by regulation, such as the Universal Service Fund, can be maintained. In November 2004, the FCC issued an Order stating that Vonage's DigitalVoice service, which provides VoIP service, is an interstate service and not subject to state public utility commission requirements governing traditional telephone service, and noted its general intention to preempt state public utility regulation of similarly-situated VoIP services. The Vonage order did not address whether VoIP services should be subject to federal regulatory assessments (including Universal Service Fund contributions).

      The FCC has adopted new rules that are designed to streamline the procedures for review of tower site construction and construction of other communications facilities under the existing Federal statute and FCC rules, which are effective in March 2005. These new rules may result in complicating the review process due to required reviews by state governments, Native American tribes and other interested parties, as well as the FCC, which could adversely affect our ability to, or the location in which we may construct new towers. The FCC also is conducting an inquiry into the effect that communications towers may have on migratory birds.

800 MHz Rebanding

      In August 2004, the FCC released a Report and Order (the "FCC Order") adopting an extensive plan for the reconfiguration of the 800 MHz band. In addition, in December 2004, the FCC released a further order clarifying aspects of this rebanding process. Aimed at correcting ongoing interference issues between public safety and commercial users in the 800 MHz band, the FCC's rebanding plan sought to reconfigure the spectrum allocations by separating generally incompatible technologies in separate band segments. Under this reconfiguration, many 800 MHz private land mobile (including public safety) and commercial mobile radio licensees were to be relocated to another part of the 800 MHz band. In addition, the FCC Order adopted an objective technical standard for determining whether an 800

MHz public safety or other non-cellular licensee is entitled to interference protection in a given area, and established a set of procedures for expeditious resolution of interference. This rulemaking was partially prompted by a proposal submitted by Nextel Communications, Inc. In general, Nextel Communications, Inc. agreed to pay for all direct and indirect costs associated with the reconfiguration of the 800 MHz band. Nextel formerly held a substantial number of 700 MHz Licenses, however, as part of the rebanding plan, Nextel has now surrendered all of its 700 MHz License authorizations. Nextel's return of its 700 MHz Licenses could alter the demand for services from the 700 MHz License managers, and could change the demand for the development of equipment to be used on the 700 MHz License spectrum. Thus, there are numerous uncertainties related to our 700 MHz licenses, which we discuss in greater detail in the section called Risk Factors, below.

Risk Factors

      This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Communications Corporation that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, including nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties; patent infringement litigation related to our license with Personalized Media; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including the loss of any significant numbers of subscribers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; the availability and terms of capital to fund the expansion of our businesses; and other factors mentioned in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General:

We are presently generating only minimal revenue and expect to incur losses as we develop our wireless broadband business.

      Our business operations are generating only minimal revenue and we expect to incur operating losses as we continue to develop our wireless broadband business. We are unable to predict whether or when we may achieve profitability. Revenues and profits, if any, will depend upon various factors, including our ability to execute on our business strategy, market acceptance of our broadband services, and general economic conditions.

We may not be able to secure additional financing to fund our operations.

      No assurance can be given that our current resources will be sufficient to fund the continued operations of our business or that we will be successful in securing additional financing to fund operations or, if funding is obtained, that such funding will be sufficient to maintain our operations.

      We are not currently eligible to register our securities on a short form registration statement on Form S-3. We will not be eligible to use Form S-3 until we have made timely filings of periodic reports with the SEC for at least twelve calendar months and have paid all dividends in arrears on our Series C convertible preferred stock, which totaled $34.6 million at December 31, 2004.

We may be unable to maintain the listing of our Class A common stock on the Nasdaq National Market.

      In the past year, we have had difficulty complying with various quantitative and qualitative Nasdaq listing requirements, including requirements with respect to our filing of periodic reports with the Securities and Exchange Commission.

      As disclosed in our Form 8-K filed on April 6, 2005, we received a Nasdaq staff determination on April 5, 2005 indicating that we failed to comply with the Nasdaq filing requirement, as set forth in Marketplace Rule 4310(c)(14), due to the fact that we did not file our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC by March 31, 2005. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. The hearing request stays the delisting and the company's Class A common stock will continue to be listed on The Nasdaq National Market until the Panel issues its decision. The hearing was held on May 5, 2005, and we are awaiting the Panel's decision.

      There can be no assurance that the Panel will grant our request for continued listing. If they do grant our request, there can be no assurance that we will be able to continue to meet the Nasdaq's qualitative or quantitative listing standards in the future, or that the Nasdaq will allow us adequate time to correct any other instances of noncompliance that may arise. If delisted, the liquidity of our Class A common stock likely would decrease to a point where our stockholders may experience difficulties selling, or may be unable to sell, any of our Class A common stock. We cannot assure you that, if delisted, our Class A common stock will qualify for trading on the OTC Bulletin Board, the pink sheets or any similar trading system, or that if they do qualify, a trading market in our Class A common stock will develop.

We may not realize the benefits associated with our intangible assets and may be required to record an impairment charge to earnings if we must reassess the fair value of our intangible assets.

      We are required, under accounting principles generally accepted in the United States, to review a long-lived asset for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2004, we had intangible assets with an aggregate carrying value of approximately $142.8 million. Our primary intangible assets are our 700 MHz Licenses and our exclusive licensing arrangement with Personalized Media. See discussions related to these intangible assets in Item 1
- 700 MHz Licenses and Intellectual Property Rights Licensed. The values of these assets could be affected by a number of factors which are further discussed in Item 1 - Risk Factors - 700 MHz Licenses, Item 3 - Patent Infringement Litigation, and Item 7 - Use of Estimates and Critical Accounting Policies. We cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our results of operations.

We may not be able to operate successfully if we are unable to retain and attract qualified personnel.

      Recent events affecting our company, including the bankruptcy filings by our subsidiaries, have affected our ability to retain and attract personnel, and a number of our employees, including certain senior management personnel, have left our company. Our future success will depend, in large part, on our ability to retain current key personnel, and to attract and retain additional qualified personnel. The loss of additional key personnel or our inability to hire or retain qualified personnel, or our failure to assimilate effectively such personnel, could have a material adverse effect on our business, operating results, and financial condition.

Compliance with public company reporting requirements is costly, and such cost may be material to our results of operations in the future.

      Our Class A common stock is currently registered under the Securities Exchange Act of 1934, which requires that we, and our officers and directors with respect to Section 16 of that Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming, and such costs may be material to our results of operations in the future.

Voting control of our stock is held by one person.

      We have three classes of common stock that differ only in voting rights. The Class A common stock has one vote per share, the Class B common stock has ten votes per share, and the Non-Voting common stock has no voting rights. The Class B common stock is convertible into Class A common stock on a share-for-share basis. All of the Class B common stock is controlled by Marshall
W. Pagon, our Chief Executive Officer, and our certificate of incorporation limits transfers of Class B common stock to Mr. Pagon and his family members and controlled entities. On transfer to anyone else, the transferred shares automatically convert to Class A common stock. The two classes vote together as if they were a single class on nearly all matters, including the election of directors and fundamental events that require stockholder approval. See the next risk factor for some of the limited exceptions to this rule.

      Because of this voting difference, Mr. Pagon controls the outcome of nearly all matters on which the stockholders vote. Mr. Pagon currently has 20.3% of the total common stock but 66.0% of the votes. One consequence of Mr. Pagon's voting control is that no one can acquire us or gain control of us without his approval.

Peninsula has accumulated a significant portion of our Class A common stock and will have a significant influence on any matter that requires approval of the holders of Class A common stock voting as a separate class.

      In statements filed with the SEC through June 22, 2004, Peninsula Capital Advisors, LLC and Peninsula Investment Partners, L.P. (together, "Peninsula") have reported that they acquired beneficial ownership of 6,880,500 shares of our Class A common stock in a series of open market purchases beginning in late 2003. This amounts to approximately 68.7% of the voting power of the outstanding shares of Class A common stock. It is possible that Peninsula will acquire additional shares. Under our certificate of incorporation, some but not all matters that require stockholder approval require the approval of the holders of Class A common stock voting as a separate class. Although a class vote is not required for a merger, consolidation, sale of assets, or tender offer, there are a number of matters affecting our common stock that do require a class vote. They include (i) the issuance of additional shares of Class B common stock (except in instances in which parallel action is being taken on the Class A common stock such as with stock dividends, stock splits, etc.), (ii) any decrease in the voting rights per share of the Class A common stock or any increase in the voting rights of the Class B common stock, (iii) any increase in the number of shares of Class A common stock into which shares of Class B common stock are convertible, (iv) any relaxation on the restrictions on transfer of the Class B common stock, and (v) any changes in the powers, preferences, or special rights of the Class A common stock or the Class B common stock which may adversely affect holders of the Class A common stock. If Peninsula maintains or increases its holding of Class A common stock, it could be in a position, as a practical matter, to determine the outcome of such a class vote regardless of the wishes of a significant number of other stockholders.

We have significant accumulated dividends on our Series C convertible preferred stock, which limits our ability to pay dividends on our common stock.

      As permitted by the certificate of designation for our Series C convertible preferred stock, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C convertible preferred stock. Since January 31, 2002, our board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of our Class A common stock. The total amount of dividends in arrears on Series C convertible preferred stock at December 31, 2004 was $34.6 million. In addition, the dividend of $3.2 million subject to declaration on January 31, 2005 was not declared. Dividends not declared accumulate in arrears until paid. Payments of cash dividends on our common stock cannot be made until all accumulated dividends on the Series C convertible preferred stock have been paid. To the extent that dividends continue to accumulate in arrears, the book value of common stockholders' equity will continue to erode.

Governmental investigations may adversely affect our financial results.

      On August 11, 2004, Pegasus Communications received an investigative subpoena from the Securities and Exchange Commission ("SEC") to produce documents related to it and its subsidiaries' practices in reporting the number of subscribers of its direct broadcast satellite business. While we are cooperating fully with the SEC in its investigation, we cannot predict the outcome of the SEC's investigation or when the investigation will be resolved. An adverse outcome of this investigation could have a material adverse effect on us and could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, stockholder lawsuits and increased review and scrutiny of our business by our customers, regulatory authorities, the media and others.

Bankruptcy and Reorganization:

We may be subject to claims in connection with or following the bankruptcy proceedings involving our subsidiaries.

      Pursuant to the Plan of Reorganization, the liquidating trustee appointed under the Plan of Reorganization (the "Liquidating Trustee") will be responsible for investigating and prosecuting or settling any claims or causes of action of the Debtors existing on the date the Plan of Reorganization became effective (the "Liquidating Trust Claims"). Liquidating Trust Claims include any claims of the Debtors against Pegasus Communications Corporation and its non-Debtor subsidiaries, as well as any claims against the officers and directors of the non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement. Under the Global Settlement Agreement, the Debtors released any and all claims against the non-Debtors and the officers and directors of the Debtors and the non-Debtors arising on or prior to August 27, 2004, excluding claims, if any, arising under the Support Services Agreement. Although we do not believe that any Liquidating Trust Claims have arisen that are likely to result in any material liability to us, we may be required to incur costs in connection with the Liquidating Trustee's investigation or assertion of any such claims and, if the Liquidating Trustee were to successfully assert any such claims, we could be subject to payment of damages in connection therewith. Further, to the extent any such claims are asserted against our officers and directors, we may incur indemnification obligations in connection therewith.

      Neither the Global Settlement Agreement nor the Plan of Reorganization released any claims against Pegasus Communications and its non-Debtor subsidiaries that may be held by third parties in their individual capacity and not derivatively. Although, we are not aware of any such claims that are likely to result in any material liability to us, if any such claims were to be asserted against us or our officers and directors, we may be required to incur costs in connection therewith, including pursuant to indemnification obligations to our officers and directors.

When the Support Services Agreement is terminated as to the Debtors, we will realize increased operating costs to the extent we do not proportionately reduce our management company expenses.

      Pegasus Management, our management company subsidiary, has historically provided management services to all our operating subsidiaries, including the Debtors, in exchange for which each operating subsidiary has paid its pro rata share of Pegasus Management's operating expenses. During the Debtors' bankruptcy proceedings, these services have been provided under the Support Services Agreement. In accordance with generally accepted accounting principles, we ceased to include the Debtors' financial results in our consolidated results as of the commencement of the bankruptcy proceedings. As a result, Pegasus Management expenses that have been paid by the Debtors under the Support Services Agreement have not been reported by us as operating costs. Pursuant to the Plan of Reorganization, the Debtors elected to assume (that is, continue to perform, and require performance, under) the Support Services Agreement as of the effective date of the Plan of Reorganization. We intend to exercise our termination right under the Support Services Agreement in the second quarter of 2005 and expect that the Support Services Agreement will terminate as to the Debtors not later than 90 days thereafter. To the extent we do not thereafter proportionately reduce our management company expenses, management company expenses included in our consolidated results for periods after the termination of the Support Services Agreement will increase as compared to periods during the bankruptcy proceedings.

Broadband:

There may be limited demand for the high-speed wireless services we plan to offer.

      The market for wireless data access services is in the early stages. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the market for our high-speed wireless Internet services. We cannot reliably project potential demand for our high-speed service, particularly whether there will be sufficient demand at the volume and prices we need to be profitable. Moreover, if the customer base for our high-speed service does not expand at the rate required to support the planned deployment of our network, our business may suffer, and we may be unable to complete our planned deployment. In addition, competition to provide wireless data access services of the type we offer could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

We may not be able to effectively compete in providing high-speed wireless services.

      In providing high-speed wireless services, we will be competing with many well-established and well-financed competitors including cable operators, local exchange carriers, cellular/PCS operators and other wireless broadband operators. Many of these competitors have substantially greater access to capital than our company, substantially greater financial, technical, marketing, sales and distribution resources than we have and significantly more experience in providing the types of services that we offer. Many of these competitors are national or regional in nature and therefore enjoy operational scale economies that are not currently available to us. Other competitors could also emerge that could support a network similar in performance to ours, or as a result of the FCC auctioning additional spectrum in the future.

      In addition, although we are currently evaluating our ability to offer commercial grade digital telephone services using Voice-over-Internet Protocol technology, IP-video based services and other emerging IP-based technologies, we are currently only able to offer our customers high-speed wireless Internet access. Many of our competitors are currently able to offer customers such voice, video and other applications in addition to high-speed Internet access, which may make the services offered by our competitors more attractive to potential customers. If we are unable to effectively compete in providing high-speed wireless services, it will adversely affect our business and results of operations.

Our success will depend on our ability to develop new products and services that keep pace with technological advances.

      The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wire line industries. Our success will depend to a substantial degree on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our high-speed service and new products and services that meet changing customer requirements and evolving industry standards. For example, increased data rates provided by wired data access technologies, such as digital subscriber lines, may affect customer perceptions as to the adequacy of our service and may also result in the widespread development and acceptance of applications that require a higher data transfer rate than our high-speed service provides. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose users to competing service providers, which would adversely affect our business and results of operations.

Our high-speed wireless network utilizes license-exempt frequency bands that may be subject to interference.

      Our high-speed wireless network currently utilizes fixed-wireless point-to-point and point-to-multiple point microwave radio frequency technology in license-exempt bands. Operation of unlicensed radio communications equipment is subject to the conditions that no harmful interference is caused to authorized users of the band, and that interference, including interference that may cause undesired operation, must be accepted from all other users of the band. Many current and emerging wireless standards utilize these unlicensed frequency bands. The proliferation and market acceptance of unlicensed wireless products increases the probability of interference among unlicensed devices. Increasing interference can adversely affect the operation of our unlicensed network, which may result in customers selecting alternative services that do not operate in these unlicensed frequency bands.

We depend on a physical infrastructure maintained by third parties and subject to disruption by events outside our control.

      The success of our wireless broadband product offerings will depend upon the capacity, reliability and security of the infrastructure used to carry data between our users and the Internet. There are certain portions of our network that rely on segments owned, operated and maintained by third parties. A bandwidth carrier that provides poor service and has frequent network outages could greatly limit our ability to provide quality service to our customers. Our financial and business results may be negatively affected by leasing poorly maintained infrastructure from various third parties.

If we are unable to negotiate leases for the installation of our equipment, the deployment of our network will be impaired.

      Approximately 90% of our current and planned tower deployments are lease arrangements with existing tower management companies or owners of existing structures such as municipal water towers and radio towers. The owners of these locations may not recognize the value of high-speed access, or be willing to allow us to place network equipment on their premises. In addition, there is substantial competition for tower sites, and a large amount of communication equipment may previously exist at these locations. If we are not able to negotiate leases, or we are not able to negotiate leases on terms that are favorable or acceptable to us, the deployment of our network will be impaired, and our financial results will be negatively affected.

700 MHz Licenses:

If we are unable to provide substantial service to an area covered by a 700 MHz License by January 1, 2015, we could lose the license or be subject to adverse regulatory action.

      The terms of our 700 MHz Licenses require that we must provide substantial service to the service areas covered by the 700 MHz Licenses by January 1, 2015. If such service is not provided by the deadline, the FCC could revoke the license for a particular service area, or take other adverse regulatory action. The FCC's rules provide for a presumption of substantial service if the licensee either leases a predominant amount of the licensed spectrum in at least 50% of the geographic area covered by the license or provides coverage to at least 50% of the service area's population. We cannot assure that we will be able to provide substantial service according to the FCC's requirements.

We may incur unexpected costs and regulatory penalties to meet our obligations as a 700 MHz License Manager.

      As a 700 MHz License Manager, it is the responsibility of the Company to lease at least 50.1% of the licensed spectrum in a geographic area to unaffiliated parties on a for profit basis. We may subdivide our spectrum in any manner we choose and make it available to system operators or directly to end users for fixed or mobile communications, consistent with the frequency coordination and interface rules specified for the bands. As License Manager, we must monitor all compliance and interference protection standards for the 700 MHz Licenses. These requirements include complying with, and ensuring that lessees comply with, limits on interference and out-of-band emission levels, providing mandatory advanced notification of technical parameters to nearby 700 MHz License users and public safety frequency coordinators, and cooperating with officials and other 700 MHz License managers to resolve problems. The costs of providing such coordination and monitoring may be higher than we expect, and enforcing all requirements may be more difficult than we expect. The failure to adequately meet our obligations as a 700 MHz License Manager could bring regulatory penalties from the FCC.

FCC actions could limit our ability to transfer or utilize our 700 MHz Licenses.

      The 700 MHz License spectrum is regulated by the FCC, and the regulations governing these bands is subject to change. FCC restrictions could limit our ability to transfer the licenses associated with these frequencies should we decide to do so in the future.

      The provision of this 700 MHz License service under the License Manager regulatory model adopted by the FCC is a novel approach to FCC licensing, and we may not have properly assessed the business and regulatory risks involved. A substantial holder of the 700 MHz Licenses, Nextel Communications, Inc., has recently agreed to surrender its licenses to the FCC in order to get regulatory relief in connection with a block of FCC licenses that it holds in another frequency band. The surrender of its 700 MHz Licenses could potentially alter the development of the 700 MHz License spectrum, as well as affect the technology and equipment that is developed for use in the 700 MHz bands. Further, the disposition of the forfeited spectrum, which the FCC is expected to consider shortly, whether to public safety use, for re-auction or otherwise, may have an impact on the type and availability of equipment developed for use in the 700 MHz License spectrum, and the demand for and competition for service in this band.

We have no way of knowing when the 700 MHz License frequencies will be fully available for our use.

      Equipment suitable for commercial use of this spectrum has recently become available. However, the spectrum is only available for use by licensees when the use does not interfere with the current use of the spectrum by television licensees. While television licensees are to abandon the spectrum upon their conversion to digital operations, the final relinquishment of the spectrum will not occur until 2006 or until at least 85% of television households have a digital television receiver, whichever is later, or pursuant to such other new metrics that Congress may adopt. The deployment of digital television receivers has been slow, though there have been proposals in Congress and at the FCC to require a hard date for the final digital television conversion. Unless such a date is adopted, we have no way of knowing when the 700 MHz License frequencies will be fully available for our use. Until that time, we can use the 700 MHz License spectrum only upon a determination that there is no interference to incumbent television stations. In many cases, that determination must be made by the FCC. We have previously identified by computer modeling areas where usage of the 700 MHz License spectrum is predicted to be adversely affected by incumbent broadcasters. We are currently conducting field tests to determine the accuracy of such predicted interference and to determine areas in which commercial services may be introduced without interference from incumbent broadcasters.

Available Information

      Our website is located at www.pgtv.com. Through the Investor Relations Section of our website, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are filed with the SEC.

      A copy of the materials that we have filed with the SEC may be read at the SEC's public reference room located at 450 Fifth Street, N.W., Washington D.C. 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, our filings with the SEC are available to the public on the SEC's web site at www.sec.gov.

ITEM 2. PROPERTIES

Pegasus Broadband

      In connection with our Pegasus Broadband business, we currently lease space on existing telecommunications towers and other structures throughout Texas for operation of our network antenna equipment. As of December 31, 2004, we had 48 such site leases in effect, generally with terms ranging from three to five years not including extensions related to the exercise of renewal options. As of December 31, 2004, we also leased space on real property parcels in Breckenridge, Bronte, Cisco, Coleman, May (2 parcels), Ranger, Seagraves and Talpa, Texas, on which we have erected our own telecommunications towers. Each of these land leases has an initial term of five years with two five-year renewal options. As of December 31, 2004, the site and land leases enabled us to serve a total of 46 communities throughout Texas.

      In addition, we lease approximately 7,200 square feet of office and warehouse space in Early, Texas. This facility is principally used for storage of our tower and customer premises equipment and operation of a sales and service office. The initial term of this lease expires in October 2009, with one five-year renewal option; however, we have an option to terminate this lease early after October 2005. The property is encumbered by a Vendor's Lien and Deed of Trust held by Texas Bank, Brownwood ("Texas Bank"). Pursuant to the terms of a Subordination, Non-Disturbance and Attornment Agreement, dated as of September 30, 2004, Texas Bank has agreed not to interfere with our occupancy of the space during the lease term and any renewals so long as we are not in default beyond any notice and cure periods set forth in the lease. We have agreed to attorn to Texas Bank in the event it succeeds to the lessor's interest in the lease. Further, Texas Bank has specifically acknowledged that (i) its lien does not encumber any of our personal property located at the premises and (ii) we may encumber our personal property and interest in the lease to a leasehold mortgage or other security interests.

      We also lease 285 square feet of office space and approximately three square feet of rooftop space in Abilene, Texas. As of December 31, 2004, our network operations center equipment was housed in the office space at this location, and our network antenna equipment was installed on the roof of the building. The initial term of this lease expires in May 2007, with two three-year renewal options. In January 2005, we entered into a one-year arrangement with Broadwing Communications to co-locate our NOC equipment at Broadwing's secure facility in Austin, Texas, and we have since moved that equipment from the Abilene location to this Austin facility.

      In January 2005, we entered into a six-month lease for two office suites in Austin, Texas where our dedicated network monitoring and technical support staff are currently located. The initial term of the lease expires in June 2005 and may be renewed at our option.

Corporate

      One of our direct subsidiaries, Pegasus Real Estate Company, Inc. ("Pegasus Real Estate"), owns the building in which our corporate headquarters are located in Bala Cynwyd, Pennsylvania. We also lease space in this building to third party tenants. The building contains approximately 79,000 square feet and is encumbered by a mortgage having an outstanding balance of $8.3 million at December 31, 2004 and a maturity date of February 25, 2010 (see Note 10 to the Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

DIRECTV, Inc. and Seamless Marketing Litigation

      Pegasus Satellite Television, DIRECTV, Inc. and the NRTC were involved in a number of lawsuits against each other, beginning in 1999. In addition, Pegasus Satellite Television and DIRECTV, Inc. were involved in litigation, which commenced in 2001, over a certain Seamless Marketing Agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and Pegasus Satellite Television.

      Under the Global Settlement Agreement dated July 30, 2004 (see Item 1 - Proceedings of Pegasus Satellite under Chapter 11 of the Bankruptcy Code), Pegasus Satellite Communications, DIRECTV, Inc., and the NRTC agreed to dismiss all litigation between and among them with prejudice, stay all pending litigation, and agreed not to commence any new litigation in order to facilitate the sale of Pegasus Satellite Communications' direct broadcast satellite business to DIRECTV, Inc.. In addition, Pegasus Communications Corporation agreed to release all claims against DIRECTV, Inc. (with the exception of claims relating to the Personalized Media patent infringement litigation, hereinafter discussed) and the NRTC related to the Debtors' direct broadcast satellite business.

Patent Infringement Litigation

      On December 4, 2000, Pegasus Development and Personalized Media filed a patent infringement lawsuit in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation ("Hughes"), Thomson Consumer Electronics ("Thomson"), and Philips Electronics North America Corporation ("Philips"). Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of DIRECTV, Inc. to provide services to its subscribers.

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

      In April 2003, the United States Patent and Trademark Office granted a petition filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants' motion pending a disposition of the United States Patent and Trademark Office's reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. In April 2005, an examiner in the United States Patent and Trademark Office issued office actions for two of the patents under reexamination, finding that all of the claims of U.S. Patent No. 4,704,725 and most of the claims of U.S. Patent No. 4,694,490 are not patentable. It is expected that Personalized Media will respond to these office actions, and, if necessary, pursue administrative and judicial review of the actions. Personalized Media is entitled to appeal any adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years.

      Thomson's antitrust counterclaims against Pegasus Development, Personalized Media, and Gemstar (the "Thomson claims"), which were transferred to the Northern District of Georgia pursuant to an order of the Judicial Panel on Multidistrict Litigation, were not stayed. The Georgia court ruled in favor of Pegasus Development and Personalized Media in 2004, finding no antitrust liability. Gemstar and Thomson settled the Thomson claims brought against Gemstar, and Thomson dismissed these claims against Gemstar with prejudice.

Other Legal Matters

      Pursuant to the Plan of Reorganization, the Liquidating Trustee will be responsible for investigating and prosecuting or settling any Liquidating Trust Claims, which include any claims of the Debtors against Pegasus Communications and its non-Debtor subsidiaries that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement. Pursuant to the Global Settlement Agreement, in consideration for the releases provided by Pegasus Communications Corporation and its non-Debtor subsidiaries, the Debtors released all claims that they may have had against Pegasus Communications Corporation and its non-Debtor subsidiaries that may have arisen on or prior to August 27, 2004, excluding claims under the Support Services Agreement. We do not believe that any such Liquidating Trust Claims have arisen against Pegasus Communications and its non-Debtor subsidiaries that are likely to result in any material liability to us.

      Neither the Global Settlement Agreement nor the Plan of Reorganization released any claims against Pegasus Communications and its non-Debtor subsidiaries that may be held by third parties in their individual capacity and not derivatively. We are not aware of any such claims that are likely to result in any material liability to us.

      On August 11, 2004, Pegasus Communications and its subsidiaries received an investigative subpoena from the SEC to produce documents related to it and its subsidiaries' practices in reporting the number of subscribers of its direct broadcast satellite business. Subsequent to our receipt of the subpoena, we sold our direct broadcast satellite business to DIRECTV, Inc. While we are cooperating fully with the SEC in its investigation, we cannot predict the outcome of the SEC's investigation or when the investigation will be resolved.

      In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 31, 2004, Pegasus Communications held its annual meeting of stockholders. At this meeting, Marshall W. Pagon, Ted S. Lodge, James J. McEntee, III, Mary C. Metzger and Howard E. Verlin were re-elected to Pegasus Communications' board of directors. In that election, the following votes were cast for each director:

                               For                   Withheld Authority
                               ---                   ------------------
Pagon                       25,721,802                     72,539
Lodge*                      25,721,910                     72,431
McEntee                     25,790,386                      3,955
Metzger                     25,792,370                      1,971
Verlin                      25,721,902                     72,439

* Mr. Lodge's employment with us terminated effective April 14, 2005 and Mr. Lodge resigned as a director of Pegasus Communications as of the same date. See Item 11 - Employment Contracts.

      The total number of outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote at the annual meeting of stockholders was 10,032,888 and 1,832,760, respectively. Each share of Class A Common Stock was entitled to one vote and each share of Class B Common Stock was entitled to ten votes at the meeting and, after giving effect to these voting rights, a total of 28,360,488 votes could be cast at the meeting. There were present at the meeting in person or by proxy 7,466,741 shares of Class A Common Stock and 1,832,760 shares of Class B Common Stock, representing in the aggregate 25,794,341 votes, which constituted a quorum for the meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

      Pegasus Communications' Class A common stock is listed on the Nasdaq National Market under the symbol "PGTV." As a result of a Nasdaq staff determination received on April 5, 2005 indicating our failure to comply with the Nasdaq's filing requirement due to our untimely filing of this Form 10-K, Nasdaq appended a fifth character "E" to our trading symbol. The sale prices of the Class A common stock reflect interdealer quotations, do not include retail markups, markdowns, or commission, and do not necessarily represent actual transactions. The stock prices listed below represent the high and low sale prices of the Class A common stock, as reported on the Nasdaq National Market.

                                                   Price Range of
                                                Class A Common Stock
                                                --------------------
                                                 High(1)     Low(1)
                                                 -------     ------
            Year Ended December 31, 2003:
            First Quarter ...................   $  9.950   $  5.750
            Second Quarter ..................     16.365      6.405
            Third Quarter ...................     19.975      6.845
            Fourth Quarter ..................     15.500      6.500

            Year Ended December 31, 2004:
            First Quarter ...................   $ 25.500   $ 12.940
            Second Quarter ..................     20.915      5.185
            Third Quarter ...................     13.380      7.200
            Fourth Quarter ..................      9.880      7.000

            Quarter ended March 31, 2005 ....   $  16.08   $   9.00

      (1) The prices for the year ended December 31, 2003 and the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have been adjusted to reflect a two-for-one split of our Class A common stock, which was effected in the form of a stock dividend for holders of record on August 19, 2004 and was distributed on August 26, 2004.

      The closing sale price of the Class A common stock was $9.25 on December 31, 2004. As of March 31, 2005, there were approximately 154 stockholders of record, and an additional 289 stockholders of record with respect to certificates representing holdings prior to our 1 for 10 stock split that occurred in 2002.

Dividend Policy

      Common Stock. Pegasus Communications has not paid any cash dividends on its common stock since its inception. Payments of cash dividends on the common stock cannot be made until all accumulated dividends on Pegasus Communications' 6-1/2% Series C ("Series C") convertible preferred stock have been paid. In addition, we believe that definitive RUS loan documents will have covenants restricting our ability to access excess cash flows of Pegasus Rural Broadband. Pegasus Communications does not anticipate paying cash dividends on its common stock in the foreseeable future. The policy of Pegasus Communications is to retain cash for operations and expansion.

      Preferred Stock. At the date of this report, the Series C is Pegasus Communications' only series of preferred stock outstanding. Pegasus Communications is permitted to pay dividends on the Series C by issuing shares of its Class A common stock instead of paying cash.

      At December 31, 2004, Pegasus Communications had 1,938,796 shares of Series C outstanding, with a liquidation preference of $228.4 million, including accumulated and unpaid dividends in arrears of $34.6 million. The dividend of $3.2 million subject to declaration on January 31, 2005 was not declared. As permitted by the certificate of designation for the Series C, Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the Series C, which was paid with shares of Pegasus Communications' Class A common stock. Dividends not declared accumulate in arrears until paid.

      At December 31, 2003, 12,500 shares of our Series D junior participating convertible preferred stock were outstanding. In January 2004, all of the shares of this series were exchanged for 125,000 shares of Series C and are no longer outstanding. At December 31, 2003, 2,972 shares of Series E junior convertible participating preferred stock ("Series E") were outstanding. In June 2004, there were two conversions of an aggregate 472 Series E shares with a liquidation preference of $472 thousand into 1,512 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $47 thousand. In July 2004, all of the remaining outstanding Series E shares were converted into shares of Class A common stock in three separate transactions. In these conversions, an aggregate 2,500 shares of Series E with a liquidation preference value of $2.5 million were converted into 8,014 shares of Class A common stock and payment of accumulated dividends associated with the converted shares of $258 thousand. The conversions were in accordance with the terms of the Series E's certificate of designation.

Calculation of Aggregate Market Value of Nonaffiliate Shares

      For the purposes of calculating the aggregate market value of the shares of Class A Common stock held by nonaffiliates as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors, including Marshall W. Pagon, Pegasus Communications' Chief Executive Officer and Chairman, and shares held by Peninsula Capital Advisors, LLC, which owns a majority of the shares of our Class A common stock. The assumptions made in this calculation should not be deemed to constitute an admission that all directors of Pegasus Communications or that Peninsula Capital Advisors, LLC are, in fact, affiliates of Pegasus Communications, or that there are not other persons or entities who may be deemed to be affiliates of Pegasus Communications.

Recent Sales of Unregistered Securities

      During the fourth quarter of 2004, there were no issuances of unregistered securities.

      On February 18, 2005 we entered into an agreement with The Blackstone Group L.P. ("Blackstone"). Pursuant to the agreement, we issued 52,351 shares of our Series C preferred stock in full satisfaction of Blackstone's claims against us in connection with the sale of the DIRECTV distribution business of the Debtors.

      All other sales for the period covered by this report, to the extent there have been any sales, have been previously reported by Pegasus Communications in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share
  amounts)                                   2004             2003              2002              2001            2000
                                                           (Restated -       (Restated -       (Restated -      (Restated -
                                                           See Note 4       See Note 4 to       See Note 4     See Note 4 to
                                                             to our              our              to our            our
                                                          Consolidated       Consolidated      Consolidated    Consolidated
                                                            Financial         Financial         Financial        Financial
                                                           Statements)       Statements)       Statements)      Statements)
                                          ------------    ------------       ------------      ------------    ------------
Net revenues - broadcast and other
operations                                 $  14,151       $    31,641       $    32,446       $    27,710       $    30,344
Loss from continuing operations              (53,762)          (51,840)          (53,329)          (51,199)          (37,378)
Basic (loss) income from continuing
   operations per common share (1)             (4.95)            (5.63)             7.73             (7.38)            (7.87)
Total assets                                 219,401         2,034,746         2,102,518         2,372,561         2,605,386
Total long term debt (including
   current portion of long-term debt,          8,288         1,388,228         1,289,082         1,338,651         1,182,858
   and long-term debt of discontinued
   operations)
Redeemable preferred stocks (2)                   --           125,639           119,926           212,610           200,224

(1) For purposes of computing per share amounts, includes certain preferred stock related adjustments (such as accumulated, accrued and deemed preferred stock and redeemable preferred stock dividends, accretion, and gains on redemption of preferred stock, as applicable) which increase (decrease) loss from continuing operations by $7.2 million, $12.5 million, $(145.7) million, $31.8 million, and $41.1 million in 2004, 2003, 2002,
      2001, and 2000, respectively. In 2002, diluted income from continuing operations per common share was $1.98, reflecting the effect of dilutive stock options and dilutive convertible preferred stock. Basic and diluted loss from continuing operations per common share for each of the other years were the same since all potential common shares were antidilutive due to our loss from continuing operations applicable to common shares and were therefore excluded from the computation.

(2) For 2003, includes liquidation preference value of the 12-3/4% series preferred stock of $85.5 million reported as a liability, plus accrued and unpaid dividends of $23.4 million associated with this series reported as noncurrent accrued interest, on the consolidated balance sheet.

      No cash dividends were declared on common stock in any year presented in the table.

      The reductions in revenues, total assets, long-term debt and redeemable preferred stock from 2003 to 2004 were primarily due to the Chapter 11 bankruptcy filing of the Debtors and the deconsolidation of Pegasus Satellite Communications on June 2, 2004. See discussion in Item 1 and Notes 1, 2 and 3 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included herein beginning on page F-1.

General

      As discussed in Notes 1 and 3 to the Consolidated Financial Statements, the Debtors filed for Chapter 11 bankruptcy protection on June 2, 2004, and the Debtors' direct broadcast satellite business was sold to DIRECTV, Inc. on August 27, 2004. Prior to the bankruptcy filing of the Debtors, the direct broadcast satellite business comprised a substantial portion of our revenues, operating results, and financial position. Consequently, our results of operations have significantly changed.

      Under generally accepted accounting principles, the financial position and results of Pegasus Satellite Communications are included in our consolidated financial statements only through June 2, 2004, and the results of operations for the Debtors' direct broadcast satellite business for all periods prior to June 2, 2004 are classified as discontinued in our statements of operations and comprehensive loss. (See Critical Accounting Policies below and Notes 1 and 3 to the Consolidated Financial Statements.)

      Our principal operating business presently consists of the provision of wireless broadband Internet access, conducted through indirect subsidiaries of Pegasus Communications referred to as Pegasus Broadband. In addition, Pegasus Satellite operated a broadcast television business as debtor-in-possession through its indirect subsidiary Pegasus Broadcast Television, Inc. ("Pegasus Broadcast Television") until the effective date of the Plan of Reorganization. Our chief operating decision maker regularly reviewed the operating results of Pegasus Broadcast Television prior to its deconsolidation on June 2, 2004.

      We also hold licenses and intellectual property, with a net carrying amount of $142.8 million at December 31, 2004, through certain subsidiaries of Pegasus Communications.

      As discussed in Note 4 to our consolidated financial statements, we have restated prior period financial statements to correct the accounting for preferred stock. Specifically we: (1) corrected the presentation in the December 31, 2003 balance sheet of our Series C convertible preferred stock from redeemable preferred stock to convertible preferred stock and additional paid in capital, and corrected the balance of the Series C convertible preferred stock and additional paid in capital by removing undeclared dividends previously recorded; (2) recorded a charge against income in 2003 and 2002 for dividends recorded on our subsidiary's mandatorily redeemable preferred stock; (3) restated our computations of per common share amounts in 2003 and 2002 related to gains associated with redemptions of preferred stock; and (4) restated in the statements of stockholders' equity for 2003 and 2002 the convertible preferred stock and additional paid in capital related to (1) above, and the additional paid in capital and accumulated deficit related to (2) above. Our cash and cash equivalents, as well as net cash provided by or used in operating, investing, and financing activities, were not affected as a result of this restatement.

Use of Estimates and Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make certain estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities. Actual results could differ from those estimates. Significant estimates relate to: useful lives and recoverability of our long lived assets, including intangible assets consisting of licenses and intellectual property rights; valuation allowances associated with deferred income tax assets, and valuation of stock-based compensation.

      Useful Lives and Recoverability of Long-Lived Assets. We make significant estimates relating to the useful lives, fair values and recoverability of our long-lived assets. Our primary long-lived assets are intangible assets consisting of: 34 FCC 700 MHz Licenses to provide terrestrial communications services in the 700 MHZ spectrum; and intellectual property rights licensed from Personalized Media that provide us with an exclusive field of use with respect to Personalized Media's patent portfolio concerning the distribution of satellite services from specified orbital locations. The net carrying amount of our intangible assets at December 31, 2004 were $142.8 million.

      We obtained our 700 MHz Licenses through FCC auctions completed in September 2000 and February 2001. Their initial term runs through January 1, 2015, at which time they are subject to renewal. We amortize our 700 MHz Licenses over their initial term of approximately 14 years ending January 1, 2015.

      We entered into our license arrangement with Personalized Media on January 13, 2000. The Personalized Media license is being amortized over approximately a 15-year period from January 13, 2000 until December 31, 2014, based on our estimate of the life of the technology underlying the patent portfolio and the patent applications. In assessing the fair value and recoverability of our licenses and intellectual property rights, we must make assumptions regarding estimated future cash flows, which typically are based on our estimates and judgments of expected future results. Significant changes in estimated cash flows could significantly affect our estimate of the fair value of our licenses and intellectual property rights. Examples of circumstances which could affect our assumptions regarding estimated cash flows for our 700 MHz Licenses include:
a) unexpected costs and regulatory penalties incurred to meet our obligations as a 700 MHz License manager; b) FCC actions that could limit our ability to transfer or utilize our licenses; and c) a delay in service in areas where there is a need to protect incumbent television operators from interference until they abandon the spectrum upon their conversion to digital operations (see Item 1 - Risk Factors). The value of our license with Personalized Media could also be affected by significant ongoing litigation proceedings, the outcome of which we are presently unable to predict. Since 2000, we and Personalized Media have sought injunctive relief and monetary damages against certain defendants, which include DIRECTV, Inc., for their alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of our exclusive license. Our claims against DIRECTV, Inc. relating to this patent litigation were not released under the Global Settlement Agreement signed in connection with the sale of our direct broadcast television business (see Item 3 - Litigation and Notes 1 and 19 to the Consolidated Financial Statements).

      Intangible assets also include broadcast licenses, almost all of which had been deconsolidated at the Filing Date. We determined that our broadcast licenses had indefinite lives because, under past and existing FCC regulations, the licenses could be routinely renewed with little cost. In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", these intangible assets with indefinite lives were not subject to amortization.

      In connection with an evaluation of the recoverability of our direct broadcast satellite rights and other direct broadcast satellite assets, we determined that the carrying amount of the asset group exceeded the asset group's fair value based on estimated, probability-weighted, undiscounted cash flows as of June 2, 2004 and consequently recorded an impairment charge of approximately $430 million prior to the deconsolidation of the asset group on June 2, 2004. See Discontinued Operations below and Note 3 to the Consolidated Financial Statements.

      Long-lived assets that are depreciable or amortizable are reviewed for impairment whenever events or circumstances suggest the carrying amounts may not be recoverable. Our long-lived assets that are depreciable or amortizable primarily consist of various licenses, including the 700 MHz Licenses and the intellectual property licensed from Personalized Media, and property and equipment. Long-lived assets that are not depreciable or amortizable are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our long-lived assets that were not depreciable or amortizable, almost all of which were deconsolidated at June 2, 2004, consisted of broadcast licenses and broadcast-related goodwill.

      Valuation Allowance for Deferred Income Tax Assets. We measure deferred income taxes using enacted tax rates and laws that we expect will be in effect when the underlying assets or liabilities settle. We record a valuation allowance against our deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized, and record a corresponding charge to income tax expense. Historically, we have applied a full valuation allowance against the deferred income tax assets balances that exist because our past operating losses have not provided us with sufficient evidence that we will realize the benefits of the tax assets. Our ability to record lesser amounts or no amount for a valuation allowance for deferred income tax assets will depend on our ability to generate taxable income in the future. The balance in the valuation allowance for deferred tax assets was approximately $320 million and $86 million at December 31, 2004 and 2003, respectively.

      Valuation of Stock Based Compensation. Except with respect to participation by employees of the Debtors, we account for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and disclose, in a table, the pro-forma effect of using the fair value method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). We apply the fair value method to the participation by employees of the Debtors in our stock-based plans.

      We estimate the fair value of options using a Black-Scholes option pricing model. Such fair values could be impacted by changes in our weighted average assumptions for the risk free interest rate, dividend yield, volatility factor, and average expected life. The estimated pro forma effect of using the fair value method would have increased our net loss by $5.0 million, $5.4 million and $3.6 million in 2004, 2003 and 2002, respectively.

      In addition to the above estimates and accounting policies, we believe the following accounting policies concerning our revenue recognition, program license rights, and the deconsolidation of Pegasus Satellite Communications are critical to understanding our results of operations:

      Revenues. Principal revenue of our broadcast television business, which was deconsolidated at June 2, 2004, was earned by selling advertising airtime. We recognized this revenue, net of agency commissions, when the advertising spots were aired.

      Program License Rights. Program rights of our broadcast television business, which was deconsolidated at June 2, 2004, represented costs incurred for the right to broadcast certain features and syndicated television programs. Program rights were stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The cost of such program rights and the corresponding liability were recorded when the initial program became available for broadcast under the contract. Generally, program rights were amortized over the life of the contract on a straight-line basis. The portion of the cost estimated to be amortized within one year and after one year was reflected in the balance sheets as current and non-current assets, respectively. The gross payments under these contracts that were due within one year and after one year were similarly classified as current and non-current liabilities. Program rights were evaluated on a quarterly basis to determine if revenues being generated by the programs were sufficient to cover the amortization expense of the programs. If the revenues were insufficient, the asset was deemed to be impaired and the carrying value of the asset was reduced to the net present value of its future expected revenues.

      Deconsolidation of Pegasus Satellite Communications. As a result of their June 2, 2004 Chapter 11 filing, the operations of the Debtors became subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite Communications became restricted. Consequently, under generally accepted accounting principles, the financial results of Pegasus Satellite Communications are included in our consolidated results only through June 2, 2004. Subsequent to June 2, 2004, Pegasus Satellite Communications has been deconsolidated from our balance sheet, our negative investment in Pegasus Satellite of approximately $413 million is presented using the cost method, and we no longer consolidate or record earnings or losses from Pegasus Satellite Communications' operations that occur after June 2, 2004.

      Prior to the deconsolidation of Pegasus Satellite Communications, Pegasus Communications had investments in Pegasus Satellite's common stock and its 12-3/4% Series mandatorily redeemable preferred stock (including accrued dividends), as well as a note receivable from Pegasus Satellite, all of which were eliminated in consolidation. Pursuant to the Global Settlement Agreement, we released our claims to the note receivable and dividends or other amounts due and owing in respect of the mandatorily redeemable preferred stock, effective when the sale to DIRECTV, Inc. occurred. The Plan of Reorganization provides that mandatorily redeemable preferred stock will be cancelled on the effective date. At December 31, 2004, we aggregated our investment in Pegasus Satellite's common stock, as well as the deferred loss from the release of our claims, in the $413 million negative investment in Pegasus Satellite.

      Since Pegasus Satellite Communications' results have been deconsolidated and we believe that it is not probable that we will be obligated to fund any post-petition losses of the Debtors, any adjustments reflected in Pegasus Satellite Communications' financial statements subsequent to June 2, 2004 relating to the recoverability and classification of recorded asset amounts, classification of liabilities, or adjustments made for loss contingencies and other matters are not expected to affect our results of operations.

      Subsequent to year-end, on April 15, 2005, the Bankruptcy Court entered an order confirming the Plan of Reorganization, and the Plan of Reorganization became effective on May 5, 2005. Furthermore, we no longer expect to have any involvement with the broadcast television business, other than as may be required pursuant to the Support Services Agreement. We anticipate that our negative investment in Pegasus Satellite will be reversed and recognized in our Consolidated Statement of Operations and Comprehensive Income (Loss) in the second quarter of 2005, and anticipate that operations of our broadcast television business will be reclassified to discontinued operations in the first quarter of 2005. See Item 1 - Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code and Note 1 to the Consolidated Financial Statements.

      As discussed in Note 1 - Financial Information of Pegasus Satellite Communications to the Consolidated Financial Statements, we have provided certain services to the Debtors pursuant to the Support Services Agreement since June 2, 2004. We are currently assessing the appropriate level of corporate and administrative services required to support our operations following our intention to exercise our termination right under the Support Services Agreement in the second quarter of 2005 and the termination of the Support Services Agreement which will occur not later than 90 days thereafter.

      Allocation of Interest Expense to Discontinued Operations. In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24"), we and Pegasus Satellite Communications allocated interest expense to discontinued operations based on a pro rata calculation of net assets of the discontinued business to consolidated net assets. This allocation resulted in different interest expense amounts for the discontinued operations of Pegasus Communications Corporation and Pegasus Satellite Communications due to the different amounts of interest expense incurred by each as a result of the elimination of intercompany interest expense.

      Consolidation of variable interest entities. Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was originally issued by the Financial Accounting Standards Board ("FASB") in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Effective March 31, 2004, we adopted the provisions of FIN 46 and initially consolidated both PCS Partners (see Investment in Affiliate below) and the KB Prime Media Companies (See Item 13 - Certain Relationships and Related Transactions). The consolidation of KB Prime Media Companies as a variable interest entity resulted in a cumulative effect change of a $2.1 million loss or $0.17 cents per share for 2004. As a result of the deconsolidation of Pegasus Satellite Communications, the results of operations and the balance sheet of the KB Prime Media Companies are no longer included in our financial statements subsequent to June 2, 2004.

      Investment in Affiliate. We have a limited partnership interest in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"), but have no control over or voice in Pegasus PCS Partners' operations. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. Pegasus PCS Partners' current assets consist principally of senior preferred equity interests in Pegasus Capital Holdings, LLC ("PCH LLC"), and Class B Shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2004 and 2003, PCH LLC's only assets consisted of direct and indirect investments in Class B shares of Pegasus Communications, and, at December 31, 2004, also an indirect interest in our Class A shares.

      As previously discussed, we consolidated Pegasus PCS Partners effective March 31, 2004 pursuant to FIN 46. Pegasus PCS Partners' $14.0 million investment in PCH LLC at December 31, 2004 and our $12.0 million investment in PCS Partners at December 31, 2003 are classified within equity since assets of PCH LLC and Pegasus PCS Partners effectively consist principally of direct and indirect investments in the equity of Pegasus Communications. As a component of equity, these investments are not tested for impairment nor are any gains or losses of the related partnerships recognized by us. The fair value of Pegasus PCS Partners' investment in PCH LLC at December 31, 2004 was $13.5 million. The fair value of our investment in Pegasus PCS Partners at December 31, 2003 was $15.8 million.

Results of Operations

      The following table presents the results of operations for Pegasus Communications Corporation on a consolidated basis, and includes financial results of Pegasus Satellite Communications only through June 2, 2004:

                                                                   Year Ended December 31,
(in thousands)                                                2004          2003          2002
                                                            --------      --------      --------
Net revenues:
   Pegasus Broadband                                        $    235      $     --      $     --
   Pegasus Broadcast Television                               13,206        30,716        31,505
   Corporate and other (primarily Pegasus Real Estate)           710           925           941
                                                            --------      --------      --------
Total - broadcast television and other operations             14,151        31,641        32,446
                                                            --------      --------      --------
Operating expenses:
  Pegasus Broadband                                            3,812            --            --
  Pegasus Broadcast Television                                11,489        30,489        32,820
  Pegasus Real Estate                                            733           894           815
                                                           ---------     ---------     ---------
     Broadcast television and other operations                16,034        31,383        33,635
     Corporate and development expenses                       10,070        15,978        18,185
     Corporate depreciation and amortization                  15,323        16,031        38,575
     Other operating expenses                                 23,319        12,721         8,711
                                                           ---------     ---------     ---------
       Total operating expenses                               64,746        76,113        99,106
                                                           ---------     ---------     ---------
Loss from operations                                         (50,595)      (44,472)      (66,660)
Interest expense                                              (3,746)       (4,307)       (3,032)
Interest income                                                1,100           829           615
Other nonoperating (expense) income , net                       (503)        3,102        16,182
                                                           ---------     ---------     ---------
  Loss before equity in affiliates, dividends on
  preferred stock of subsidiary income taxes,
  discontinued operations, and cumulative effect
  of consolidating variable interest entities                (53,744)      (44,848)      (52,895)
Equity in earnings (losses) of affiliates                         --           205        (4,135)
Dividends on preferred stock of subsidiary                        --        (6,978)      (17,738)
Net (expense) benefit for income taxes                           (18)         (219)       21,439
                                                           ---------     ---------     ---------
  Loss before discontinued operations and
  cumulative effect of consolidating variable
  interest entities                                          (53,762)      (51,840)      (53,329)
  Loss from discontinued operations                         (490,621)     (102,304)     (118,561)
                                                           ---------     ---------     ---------
  Loss before cumulative effect of consolidating
  variable interest entities                                (544,383)     (154,144)     (171,890)
Cumulative effect of consolidating variable
interest entities                                             (2,127)           --            --
                                                           ---------     ---------     ---------
     Net loss                                               (546,510)     (154,144)     (171,890)
Other comprehensive (loss) income:
  Unrealized loss on marketable securities                        --            --        (4,931)
  Reclassification adjustment for accumulated
     unrealized loss on marketable securities
     included in net loss, inclusive of
     accumulated income tax expense of $616 in
     2002                                                         --            --         3,926
                                                           ---------     ---------     ---------
     Net other comprehensive (loss) income                        --            --        (1,005)
                                                           ---------     ---------     ---------
     Comprehensive loss                                    $(546,510)    $(154,144)    $(172,895)
                                                           =========     =========     =========

      The following table presents a full twelve months of broadcast television financial results in 2004 as reflected in the separate financial statements of Pegasus Satellite Communications (see Note 1 to the Consolidated Financial Statements).

(in thousands)                                          Twelve months ended
                                                            December 31,
                                                2004            2003           2002
                                               -------        -------        -------
                                             (unaudited)
Broadcast television net revenues              $32,722        $30,716        $31,505
Broadcast television operating expenses         28,282         30,489         32,820

      The following table presents our total interest expense, allocated between continuing and discontinued operations in accordance with EITF 87-24.

(in thousands)

                                                                             Year ended
                                                                             December 31,
                                                                   2004          2003          2002
                                                                 --------      --------      --------
Total interest expense                                           $ 77,912      $157,203      $145,395
Less: Interest expense allocated to discontinued operations        74,166       152,896       142,363
                                                                 --------      --------      --------
Interest expense from continuing operations                      $  3,746      $  4,307      $  3,032
                                                                 ========      ========      ========

Comparison of continuing operations - 2004 vs. 2003

      Consolidated total revenues in 2004 from broadcast and other operations were $14.2 million, a decrease of $17.5 million, or 55%, from the prior year, primarily reflecting the impact of comparing five months of broadcast television net revenues in 2004 versus twelve months in 2003. Broadcast television net revenues reported in the separate financial statements of Pegasus Satellite Communications for the full twelve months ended December 31, 2004 versus the same period of 2003 increased $2.0 million, or 6.5%, primarily due to revenue from political-related advertising. On a consolidated basis, we also recorded $0.2 million in net revenues in 2004 for Pegasus Broadband, which began commercial operations in 2004, and reported a $0.2 million decline in other corporate revenues versus the prior year, primarily reflecting a decrease in rental income from third party tenants at our corporate-owned headquarters.

      Consolidated operating expenses in 2004 for "broadcast television and other operations" were $16.0 million, a decrease of $15.3 million, or 49%, from the prior year, primarily reflecting the impact of comparing five months of broadcast television operating expenses in 2004 versus twelve months in 2003. For the full twelve months ended December 31, 2004, broadcast television operating expenses reported in the separate financial statements of Pegasus Satellite decreased $2.2 million, or 7.2%, from the same prior period, largely due to: a) $0.5 million less programming expense primarily resulting from fewer barter transactions; b) $0.6 million less internet and news-related expenses; c) a drop of $0.7 million in depreciation expense as certain equipment became fully depreciated; and d) the absence of programming rights asset impairments in 2004 compared with an expense of $0.7 million recorded in 2003. The consolidated decrease in broadcast television operating expense was partially offset by $3.8 million in operating expenses for Pegasus Broadband in 2004. Pegasus Broadband began commercial operations in January 2004, and did not incur any operating expenses in 2003. Prior year expenses of $631 thousand related to early stage exploration of broadband opportunities were included in corporate and development expense.

      Corporate and development expenses in 2004 were $10.1 million, a decrease of $5.9 million, or 37.0%, from the prior year, primarily due to the deconsolidation of Pegasus Satellite Communications. The 2003 period includes non-Debtor and Pegasus Satellite Communications corporate expenses for the full year, whereas the current year period only includes non-Debtor and Pegasus Satellite Communications corporate expenses from January 1, 2004 until the Filing Date and an allocation of corporate expenses attributable to non-debtors from the Filing Date until December 31, 2004. We continue to provide certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others, and the Debtors reimburse us, at cost, for these services based on a methodology specified in a Support Services Agreement approved by the Bankruptcy Court. The allocation of corporate expenses attributable to the Debtors from the Filing Date until December 31, 2004 totaled $5.2 million as a result of the services we provided. We are currently assessing the appropriate level of corporate and administrative services required to support our operations in the future following our intention to exercise our termination right under the Support Services Agreement in the second quarter of 2005, and the termination of the Support Services Agreement which we expect will occur not later than 90 days thereafter.

      Other operating expenses in 2004 were $23.3 million, an increase of $10.6 million, or 83.3%, from the prior year. This increase was primarily due to (1) $3.3 million of expenses in the second quarter of 2004 related principally to certain previously capitalized direct and incremental costs of acquiring our Ka band satellite licenses, and early stage satellite construction costs related to these licenses; (2) the establishment in the second quarter of 2004 of a $3.0 million allowance against the performance bond posted for our 87(degree) west longitude orbital location; (3) $3.6 million of professional fees related to Pegasus Satellite's bankruptcy proceedings, $1.9 million of which was incurred in the second quarter of 2004 prior to the Filing Date and the deconsolidation of Pegasus Satellite; (4) $1.8 million of non-Debtor allocated retention and severance expenses, primarily related to Pegasus Satellite's bankruptcy proceedings; (5) $864 thousand of expenses in the second quarter of 2004 related to certain previously capitalized direct and incremental costs related to certain strategic initiatives; (6) $535 thousand of direct and incremental expenses in the second quarter of 2004 related to the cancellation of a proposed tender offer for certain senior debt securities; and (7) a $1.4 million settlement related to advisory services surrounding the sale of Pegasus Satellite's direct broadcast satellite business. These increases were partially offset by legal fees associated with patent infringement litigation that decreased $4.0 million to $22 thousand in the twelve months ended December 31, 2004 compared to the same period of 2003.

      Total interest expense from continuing and discontinued operations aggregated $77.9 million in 2004, a drop of $79.3 million, or 50.4%, from 2003 primarily due to the deconsolidation of Pegasus Satellite Communications. Interest expense from continuing operations was $3.7 million in 2004, $0.6 million or 13% lower than the prior year. See discussion of discontinued operations below.

      Dividends on preferred stock of subsidiary, arising from our 12-3/4% Series A mandatorily redeemable preferred stock, decreased from 2003 due to the classification of all dividends arising after our adoption of FAS 150 on July 1, 2003 to interest expense.

      In the twelve months ended December 31, 2004, we recorded increases of $233.9 million to the valuation allowance recorded against the net deferred income tax asset balance at December 31, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at December 31, 2004 was $320.0 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at December 31, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the twelve months ended December 31, 2004 to virtually zero. Pegasus Communications and the Debtors have entered into an agreement, approved by the Bankruptcy Curt on May 5, 2005, to cease filing tax returns on a consolidated basis as of January 1, 2004 and to allocate between the Debtors and the non-Debtors certain historic tax attributes arising in periods preceding the deconsolidation. This agreement also provides that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date on which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date.

Accordingly, as of January 1, 2004 our financial statements no longer reflect tax assets and liabilities of the Debtors, but instead reflect the excess of tax basis over book basis for our investment in the Debtors.

Comparison of continuing operations - 2003 vs. 2002

      Consolidated total revenues in 2003 from broadcast television and other operations were $31.6 million, a drop of $0.8 million from the prior year, primarily reflecting a 2.5% decline in broadcast television revenue due to a decrease in revenue from political-related advertising in 2003.

      Consolidated operating expenses in 2003 for "broadcast television and other operations" were $31.4 million, down $2.3 million or 6.7% from the prior year. This decrease reflected a drop in broadcast television expenses primarily due to: a) a $1.3 million reduction in film amortization, partly due to an amortizable base made smaller through prior year impairment charges; b) a $1.3 million drop in impairment charges associated with programming rights from $2.0 million in 2002 to $670 thousand in 2003; and c) $0.8 million less depreciation as certain equipment became fully depreciated; all partially offset by d) an increase of $1.0 million in network-related fees and employee related costs.

      Corporate and development expenses in 2003 were $16.0 million, down $2.2 million, or 12.1%, from 2002 primarily due to $1.9 million less developmental-stage activity in 2003 related to our Ka band satellite licenses.

      Corporate depreciation and amortization was $16.0 million in 2003, a decrease of $22.5 million, or 58%, from 2002 due to less amortization on certain licenses.

      Other operating expenses in 2003 were $12.7 million, up $4.0 million, or 46%, from the prior year, primarily due to an increase in compensation-related charges of $6.9 million due to the achievement of certain objectives related to cash generation and significantly improving subscriber quality. The increase in incentive compensation and one-time stock awards was partially offset by lower asset write-offs and impairments, which decreased $3.3 million due to certain non-recurring expenses recorded in 2002 primarily related to abandoned developmental projects.

      Total interest expense from continuing and discontinued operations aggregated $157.2 million in 2003, an increase of $11.8 million, or 8.1%, from 2002, primarily due to:

   1) dividends on our 12-3/4% preferred stock of $6.9 million that were classified as interest expense in 2003 due to the stock being classified as a liability commencing July 1, 2003 upon our adoption on that date of Statement of Financial Accounting Standards No. 150;

   2) $1.8 million of interest on dividends in arrears for our 12-3/4% preferred stock;

   3) net incremental interest expense of $3.7 million associated with our credit agreement, principally due to a term loan of $300.0 million borrowed in October 2003 at a weighted average rate of 9.0%; and

   4) net interest of $5.5 million with respect to our $100.0 million term loan due 2009 borrowed in August 2003 at a rate of 12.5%;

offset in part by:

   1) interest of $3.9 million with respect to our 12-1/2% notes due 2005 redeemed in September 2003 that had outstanding principal on the date of redemption of $67.9 million;

   2) a reduction of $2.7 million in interest associated with interest rate hedging financial instruments primarily due to the expiration of interest rate swap contracts in March 2003.

After considering the effect of the allocation of interest expense to discontinued operations pursuant to EITF 87-24, interest expense reported for continuing operations was $4.3 million in 2003, an increase of $1.3 million from 2002.

      Other non-operating income in 2003 was $3.1 million, down $13.1 million from 2002. This decline was primarily due to lower net gains from the retirement of debt ($0.5 million in 2003 compared with $16.6 million in 2002), partially offset by a nonrecurring $3.3 million impairment loss in 2002 related to our sole investment in the equity securities of another company.

      The increase in equity in earnings of affiliates from a loss of $4.1 million in 2002 to earnings of $205 thousand in 2003 was primarily due to an asset impairment recorded by the partnership affiliate in 2002 that reduced our share in the equity of the partnership affiliate by $4.3 million.

      Dividends on preferred stock of subsidiary, arising from our 12 3/4% Series A mandatorily redeemable preferred stock, decreased from $17.7 million in 2002 to $7.0 million in 2003 due largely to the adoption of FAS 150 in 2003 (and the resulting classification of $6.9 million of dividends after July 1, 2003 as interest expense), as well as less outstanding shares outstanding in 2003 (for example, we recorded $2.5 million of dividends in 2002 on 775 thousand shares that were redeemed in July 2002 and therefore did not accrue any dividends in
2003).

      We recorded a tax expense of $0.2 million in 2003, consisting entirely of current state income tax expense, versus a benefit of $21.4 million in 2002. After considering both continuing and discontinued operations, no deferred income tax benefit or expense was recorded for 2003 because we were in a net deferred income tax asset position throughout the year against which a full valuation allowance was applied. At December 31, 2003, we had a net deferred income tax asset balance of $86.1 million, offset by a valuation allowance in the same amount. The valuation allowance increased by $48.5 million during 2003. This increase to the valuation allowance completely offset the deferred income tax benefits generated during the year and resulted in no deferred income tax expense or benefit for 2003. We believed that a valuation allowance sufficient to bring the deferred income tax asset balance to zero at December 31, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the deferred income tax asset would not be realized.

      As discussed above, during 2002, we determined that our sole investment in the equity securities of another company had incurred an "other than temporary" decline in market value to zero, and accordingly, charged earnings in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $3.9 million, inclusive of accumulated income tax expense of $616 thousand, from other comprehensive (loss) income in recognition of the previously accumulated unrealized losses.

Discontinued Operations

      Aggregate revenues and pretax loss from discontinued operations included in our consolidated statements of operations were as follows:

(in thousands)                                   Year Ended
                                                 December 31,
                                -----------------------------------------------
                                   2004               2003               2002
                                ---------          ---------          ---------

Revenues                        $ 335,621          $ 832,744          $ 873,180
Pretax loss                      (490,621)          (102,304)          (130,041)

      The significant increase in the 2004 pre-tax loss compared with 2003 primarily was due to an approximate $430 million impairment charge recorded for direct broadcast satellite rights and other direct broadcast satellite assets, partially offset by the deconsolidation of allocated interest expense after June 2, 2004. The positive variance in the 2003 pre-tax loss compared with 2002, was primarily due to a net gain recognized on the sale of three broadcast television stations in 2003, and the absence of any results of operations from a business which ceased operations in 2002. A more detailed discussion of these variances follows.

      As a result of the NRTC's June 2, 2004 purported termination of the exclusive rights of Pegasus Satellite Television, Inc. and certain of its affiliates to distribute DIRECTV services in specified rural territories in the United States effective August 31, 2004 (see Note 1 - Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code to our Consolidated Financial Statements), we performed an analysis of our direct broadcast satellite rights and other direct broadcast satellite assets to determine whether any impairment had occurred. We determined that the carrying amount of the asset group exceeded the asset group's estimated, probability-weighted, undiscounted cash flows as of June 2, 2004. Accordingly, Pegasus Satellite Communications recorded an impairment charge of approximately $430 million prior to its deconsolidation from Pegasus Communications Corporation. This charge is reported as part of the 2004 loss from discontinued operations in our consolidated financial statements.

      As previously discussed, we allocated interest expense to discontinued operations in accordance with EITF 87-24 based on a pro rata calculation of net assets of the discontinued business to consolidated net assets. For Pegasus Communications Corporation, interest expense of $74.2 million, $152.9 million, and $142.4 million was allocated to discontinued operations in 2004, 2003 and 2002, respectively. The drop in 2004 compared with 2003 was primarily due to the deconsolidation of Pegasus Satellite Communications.

      In 2003, Pegasus Broadcast Television completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and Pegasus Broadcast Television recognized a net gain on the sales of $10.3 million. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss.

      Pegasus Satellite Communications ceased operating its Pegasus Express business in 2002. Accordingly, the operations for this business for 2002 were classified as discontinued in the statement of operations and comprehensive loss.

Liquidity and Capital Resources

      The following discussion of liquidity and capital resources focuses on our Consolidated Statements of Cash Flows. Consequently, the amounts shown for the twelve months ended December 31, 2004 include activity for Pegasus Satellite Communications only through June 2, 2004. Additionally, amounts related to discontinued operations have not been separately classified in any of the periods presented. We are currently assessing the appropriate level of corporate and administrative services required to support our operations following our intent to exercise our termination right under the Support Services Agreement in the second quarter of 2005, and the termination of the Support Services Agreement which will occur not later than 90 days thereafter. We believe the ultimate resolution of the Debtors' financial difficulties will not affect our ability to continue as a going concern. Pegasus Communications Corporation is not dependent on cash flows from the Debtors, nor do we believe that Pegasus Communications Corporation is contingently liable to creditors or preferred stockholders of the

Debtors. We believe that our available resources will be sufficient to fund our operating, investing, and financing requirements for at least the next twelve months.

      We had cash and cash equivalents on hand of $29.2 million, $35.8 million and $47.6 million at December 31, 2004, 2003 and 2002, respectively. The changes in cash and cash equivalents, including the reduction as a result of the deconsolidation of Pegasus Satellite Communications' $22.5 million of cash as of June 2, 2004, is discussed below in terms of the amounts shown in our Consolidated Statement of Cash Flows.

      Net cash used for operating activities was $11.2 million for 2004 compared to net cash provided by operating activities of $22.6 million and $29.7 million for 2003 and 2002, respectively. The principal reasons for the change between 2004 and 2003 were: a) a reduction of approximately $102 million in operating cash flow provided by the direct broadcast satellite business; b) the payment in 2004 of $3.6 million for reorganization items associated with the Chapter 11 bankruptcy filing; c) net cash of $3.0 million used in 2004 to collateralize a performance bond posted with the FCC for our Ka band satellite license at the 87(degree) west longitude orbital location, that was subsequently expensed; and
d) negative operating cash flow of approximately $3 million in 2004 from Pegasus Broadband, which began operations in 2004; partially offset by e) a reduction of approximately $65 million in cash interest paid in 2004; f) a reduction of approximately $8 million in 2004 for costs related to DIRECTV litigation and Personalized Media patent infringement litigation, and g) a reduction of approximately $6 million in net corporate and development expenses paid due to reimbursements by the Debtors under the Support Services Agreement. The significant reductions to operating cashflow provided by the direct satellite business and cash interest payments are a direct result of the Debtors' Chapter 11 Bankruptcy filing on June 2, 2004, and the subsequent deconsolidation of the operating results for Pegasus Satellite Communications. The primary reason for the change in cash flows between 2003 and 2002 was a net increase in cash interest paid in 2003 of $7.8 million to $119.5 million primarily due to the timing of interest payments associated with Pegasus Satellite's 11-1/4% notes, for which interest was payable semiannually in January and July. These notes were issued in December 2001 with the first interest payment due July 2002.

      Net cash provided by investing activities was $11.9 million in 2004, compared with net cash used of $37.2 million and $18.6 million in 2003 and 2002 respectively. The investing activities for 2004 primarily reflected cash provided from net sales of short-term investments of $23.4 million, partially offset by: a) $4.4 million used for direct broadcast satellite receiver equipment recorded as capital assets; b) $4.3 million used for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida; and c) other capital expenditures of $3.0 million. The investing activities for 2003 primarily reflect: a) cash used for net purchases of short-term investments of $34.7 million; b) cash utilized for direct broadcast satellite receiver equipment capitalized of $21.5 million; and c) other capital expenditures of $2.8 million; partially offset by d) cash received of $21.6 million from sales of three broadcast television stations. The 2002 period primarily consisted of: a) cash provided from net sales of short-term investments of $11.8 million; b) cash utilized for direct broadcast satellite receiver equipment capitalized of $26.4 million; and c) other capital expenditures of $4.6 million. Capital expenditures for direct broadcast satellite receiver equipment were significantly lower in 2004 compared with 2003 and 2002 because we stopped recording expenditures for Pegasus Satellite Communications after the June 2, 2004 deconsolidation.

      Net cash provided by financing activities was $15.1 million and $2.9 million for 2004 and 2003, respectively, compared with net cash used for financing activities of $84.2 million for 2002. The primary financing activities in the 2004 period were $18.0 million of borrowings on a Pegasus Satellite Communications' revolving credit facility, offset by $2.2 million of debt financing costs incurred by Pegasus Satellite Communications, purchases of 157,600 shares of our Class A common stock for $1.2 million, and $750 thousand of repayments on term loan facilities. The primary financing activities in 2003 were proceeds of $395.5 million from new borrowings, partially offset by expenditures for: 1) repayments on our term loan facilities of $239.8 million; 2) redemption of all of the outstanding principal of our 12-1/2% notes due July 2005 of $67.9 million; 3) debt financing costs of $17.6 million incurred with respect to financing activities during the year; and
4) purchases of 702,120 shares of Pegasus Communications' Class A common stock for $6.5 million. Additionally, we placed $60.1 million as collateral for a letter of credit facility that was restricted cash to us. The primary expenditures for financing activities for 2002 were: 1) repayment of amounts outstanding under our revolving credit facility of $80.0 million; 2) aggregate redemptions and repurchases of preferred stock of $29.1 million; 3) aggregate repurchases of outstanding notes of $25.5 million; and 4) repayment of other debt of $9.2 million. The primary receipts for financing activities for 2002 were proceeds of $63.2 million from an incremental term loan facility.

      We project that our capital expenditures for 2005 will be $7.2 million, including capitalized subscriber acquisition costs for our Pegasus Broadband business of $2.6 million and investments in property and equipment of $4.6 million.

      The following table displays payments for our contractual obligations outstanding at December 31, 2004 (in thousands). It represents contracts and commitments with initial terms in excess of one year, and excludes accounts payable and accrued expenses incurred during the normal course of business that generally have terms of less than one year.

                                                  Payments due by period

                                            Less than                                    More than
Contractual Obligations        Total          1 year       1-3 Years      3-5 Years       5 Years
-----------------------      ---------      ---------      ---------      ---------      ---------
Long term debt               $   8,288      $     157      $     369      $     432      $   7,330
Operating leases                   113             44             45             24             --
Purchase commitments             8,828          1,540          2,450          4,838             --
                             ---------      ---------      ---------      ---------      ---------
     Total                   $  17,229      $   1,741      $   2,864      $   5,294      $   7,330
                             =========      =========      =========      =========      =========

      Long-term debt, representing a mortgage payable, is shown in the table based on principal amounts outstanding at December 31, 2004. Included within purchase commitments are $7.8 million representing a non-cancellable minimum obligation under a communication services contract, and $1.0 million for Pegasus Broadband-related internet connectivity. There is no annual commitment specified in the communication services contract but any unused minimum is due in 2008; consequently, we estimated annual payments of $1 million based on expected consumption, with any residual balance recorded in 2008. We are negotiating to substantially reduce the communication services purchase commitment through an earlier prepayment. We had no capital lease obligations at December 31, 2004.

      The mortgage payable is secured by our corporate headquarters building in Bala Cynwyd, Pennsylvania, and bore interest at an annual fixed rate of 9.25% through February 25, 2005, at which point the interest rate reset to a fixed 8% per annum for the balance of the loan's term. Interest is computed on the basis of a year consisting of 360 days and the actual number of days elapsed. Monthly payments of principal and interest in arrears were based on a twenty-five year loan amortization schedule through February 25, 2005 and are based on a twenty-year loan amortization schedule thereafter, and all principal and unpaid interest is due and payable on or before February 25, 2010. The loan may be prepaid upon 30 days notice with a prepayment penalty equal to the greater of:
a) 1% of the outstanding principal at the time of prepayment, or b) the present value on the date of prepayment of all future principal and interest payments beginning with the payment due on the second month following the pay-off date, less the current outstanding principal balance of the loan. There is no penalty for prepayments made within the last six months of the loan. In the event of a default, the interest rate on unpaid balances becomes 5% higher than the stated rate of the mortgage, and we also would be responsible for payment of the lender's enforcement costs plus any prepayment penalty arising from acceleration of the loan.

      In connection with our wireless broadband business, we have filed two applications for funding under the RUS Rural Broadband Access Loan and Loan Guarantee Program. The first application for $13 million was approved by the RUS in February 2004, but the execution of definitive loan documentation was delayed as a result of Pegasus Satellite's bankruptcy proceeding. This first application was recently re-approved and we expect to execute definitive loan documentation and anticipate initial funding in the second quarter 2005. We re-submitted documentation for a second loan application on May 9, 2005 and requested approximately $11 million. RUS loan documents will have covenants restricting our ability to access excess cash flows of Pegasus Rural Broadband.

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. We maintain cash, cash equivalents and short-term investments with various high credit qualified financial institutions, and apply stringent investment guidelines regarding types of securities, credit ratings, maturities and concentration limits in any individual security. Consequently, we believe that any credit risk with respect to cash, cash equivalents and short-term investments is limited. At December 31, 2004, $41 million of our cash, cash equivalents and short-term investments were concentrated in an investment portfolio consisting of money market, high-grade corporate bonds and high-grade taxable auction securities. A leading global investment banking, securities trading and brokerage firm managed this investment portfolio.

      As permitted by the certificate of designation for our 6-1/2% Series C convertible preferred stock, Pegasus Communications' board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications' Class A common stock. The total amount of dividends in arrears on Series C at December 31, 2004 was $34.6 million. The dividend of $3.2 million subject to declaration on January 31, 2005 was not declared. Dividends not declared accumulate in arrears until paid. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

      At December 31, 2004, we had $52.7 million of aggregate cash, cash equivalents, and short-term investments. At this time, we believe that our capital resources and liquidity are sufficient to meet our contractual obligations. We may seek to issue new debt and/or equity securities, refinance existing preferred stock outstanding, or secure some other form of financing in meeting our longer-term needs. Our financing options and opportunities will be impacted by general and industry specific economic and capital market conditions over which we have no control. Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, capital expenditures, preferred stock requirements and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified.

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

New Accounting Pronouncements

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("FAS 153"), effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. FAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of FAS No. 153 is not expected to have any impact on our financial condition or results of operations.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R , "Share-Based Payments" ("FAS 123R"'), a revision of FAS 123 that requires compensation cost related to share-based payments to be recognized in the financial statements using a fair value method, and eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in FAS 123. We will adopt FAS 123R on January 1, 2006 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. The initial adoption of FAS 123R is expected to have minimal impact on our financial condition and results of operations since all of our outstanding options at December 31, 2004 were fully vested primarily as a consequence of the change in control in 2004, and activity in our employee stock purchase plan has recently been at a level that would not have a material impact (see Note 18 to the Consolidated Financial Statements). The future impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See Stock Based Compensation in Note 2 to the Consolidated Financial Statements for our calculation of the pro forma disclosures currently required by FAS 123; however, it must be noted that these are not representative of potential future impacts due to the deconsolidation of Pegasus Satellite Communications and the significant change in our operating business.

      In September 2004, the EITF issued Statement No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computation regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent possible. The adoption of this statement did not have an effect on our calculation of earnings per share.

      In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on our calculation of earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At December 31, 2004, our financial instruments subject to market risk were cash equivalents, short-term investments and a mortgage payable on our corporate headquarters. These financial instruments had limited exposure to market risk associated with interest rates.

      As of December 31, 2004, our cash and cash equivalents of $29.2 million consisted of highly liquid investments purchased with initial maturities of three months or less. Due to their short maturities, we do not believe there is significant market risk related to interest rates for our cash equivalents, and the carrying value of our cash and cash equivalents approximates fair value. At December 31, 2004, our short-term investments with a carrying and fair value of $23.5 million included auction rate securities and corporate bonds with initial maturities in excess of three months, and were available to fund current operations. We believe that our short-term investments are readily converted into cash with minimal market risk. We maintain our cash, cash equivalents, and short-term investments with various high credit qualified financial instruments, and apply stringent investment guidelines regarding types of securities, credit ratings, maturities and concentration limits in any individual security.

      The mortgage on our corporate headquarters, with a carrying value of $8.3 million at December 31, 2004 and an approximate fair value of $8.7 million, bears interest at a fixed annual rate of 9.25% through February 2005, and 8% per annum thereafter. The mortgage matures in February 2010. Scheduled future maturities of the mortgage are: $157 thousand in 2005; $177 thousand in 2006; $192 thousand in 2007; $206 thousand in 2008; $226 thousand in 2009; and $7.3 million in 2010. Because we currently have no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on our results of operations. However, changes in market interest rates would impact the fair value of our mortgage payable. The fair value of the mortgage was estimated using a cash flow valuation model and available market data for obligations with similar maturity dates.

      Prior to June 2, 2004, we were also exposed to interest rate risk on all other long-term debt, preferred stock with specified redemption dates and interest rate derivatives, all of which were financial instruments of the Debtors. These are classified as liabilities subject to compromise on the Debtors' balance sheets, have been deconsolidated from our balance sheet as of June 2, 2004 and are included within our negative investment in Pegasus Satellite of approximately $413 million at December 31, 2004. As of June 2, 2004, we no longer were exposed to market risk for these instruments since their ultimate value became dependent on the outcome of the Chapter 11 proceedings. See Item 1 - Proceedings of Pegasus Satellite under Chapter 11 of the Bankruptcy Code.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As previously disclosed in our Current Report on Form 8-K dated October 25, 2004 and filed with the SEC on October 29, 2004, and amended by our Current Report on Form 8-K/A filed with the SEC on January 3, 2005, our former independent registered public accounting firm, PricewaterhouseCoopers LLP, resigned effective December 29, 2004. Furthermore, as previously disclosed in our Current Report on Form 8-K dated and filed with the SEC on February 14, 2005, the audit committee of the board of directors of Pegasus Communications engaged the firm of Marcum & Kliegman, LLP on February 14, 2005 as the new independent registered accountants to audit our financial statements as of and for the year ended December 31, 2004.

      In connection with this change in accountants, there were no disagreements or any reportable events requiring disclosure pursuant to Item 304 (b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. As discussed more fully in Management's Annual Report on Internal Control Over Financial Reporting set out below, management identified a material weakness relating to the effectiveness of information technology systems in place to ensure controlled backup of data is occurring and recovery capacity is appropriate, and that the related backup and recovery systems are being monitored and tested. Based solely on the foregoing facts and circumstances, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

      As previously reported in our Form 10-Q for the quarterly period ended September 30, 2004, we identified material weaknesses earlier in 2004 in our identification and application of accounting principles and policies related to our accounting for income taxes and equity method investments. These material weaknesses contributed to restatements of our Form 10-K for the year ended December 31, 2003, and our Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004. We took steps to identify, rectify, and prevent the recurrence of the circumstances that resulted in the determination to restate prior period financial statements. As part of this undertaking, we incorporated additional levels of review of the application of the related accounting principles, and increased emphasis on reviewing applicable accounting literature relating to the application of the related accounting principles. In addition, we hired a corporate controller and we engaged a public accounting firm to consult with regarding our accounting for income taxes. At this time, we believe these enhancements to our system of internal controls and our disclosure controls and procedures were adequate to provide reasonable assurance that the control objectives related to these weaknesses would be met.

      (b) Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance that the controls and procedures will meet their objectives regarding the preparation and fair presentation of published financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. The assessment identified a material weakness in that we did not have appropriate backup and data recovery processes in place for our information technology environment, nor did we have appropriate monitoring controls to ensure that the backup and data recovery processes were operating effectively. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      As noted above, we identified a material weaknesses in that we did not have appropriate backup and data recovery processes in place for our information technology environment, nor did we have appropriate monitoring controls to ensure that the backup and data recovery processes were operating effectively. The weakness noted is primarily due to the timing of the transition of our information technology infrastructure to our corporate headquarters in Bala Cynwyd, PA in December 2004. Prior to the transition, our network operations center was monitored and controlled from our Marlborough, MA facility. As a result of the bankruptcy proceeding and the Debtors rejection of the lease of the Marlborough, MA facility, we moved the network operations center to our corporate headquarters in Bala Cynwyd, PA. We did note the existence of adequate backup and recovery systems prior to the transition from the Marlborough, MA facility. As of this filing, the weakness has been remedied by re-implementing appropriate backup and recovery systems, similar to those that had been in place prior to the transition.

      Based on management's assessment, management concluded that, as of December 31, 2004, due solely to the material weakness related to information technology, our internal control over financial reporting was not effective.

      Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Marcum & Kliegman LLP ("M&K LLP"), the independent registered public accounting firm who also audited our consolidated financial statements. M&K LLP's attestation report on management's assessment of our internal control over financial reporting is contained below.

      (c) Attestation Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

             Report of Independent Registered Public Accounting Firm
                  on Internal Control Over Financial Reporting

To the Audit Committee of the Board of Directors and Stockholders of Pegasus Communications Corporation

      We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting", that Pegasus Communications Corporation and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses in the Company's internal control relating to information technology, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO" criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: management did not have appropriate backup and data recovery processes in place for its information technology environment, nor did it have appropriate monitoring controls to ensure that the backup and data recovery processes were operating effectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements and financial statement schedule. Our report dated April 15, 2005 on those consolidated financial statements and financial statement schedule, expressed an unqualified opinion and made reference to the adoption of a new accounting pronouncement effective March 31, 2004 and the deconsolidation of certain of the Company's subsidiaries effective June 2, 2004 due to the subsidiaries' filing of Chapter 11 under the United States Bankruptcy Code. The deconsolidated subsidiaries had represented substantially all of the Company's operating activities.

      In our opinion, management's assessment that Pegasus Communications Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pegasus Communication Corporation and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We do not express an opinion or any other form of assurance on management's statements included in the fourth paragraph of the accompanying Management's Annual Report on Internal Control Over Financial Reporting.


/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York
April 15, 2005

      (d) Changes in Internal Control Over Financial Reporting. Except for the material weakness discussed above relating to the effectiveness of information technology systems, there have been no changes during the quarter ended December 31, 2004 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Management's Annual Report on Internal Control Over Financial Reporting, set forth in Item 9A(b) above, for a discussion of a change in internal controls effected by management after December 31, 2004 to correct material weaknesses relating to information technology.

ITEM 9B. OTHER INFORMATION

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      Marshall W. Pagon has served as our Chairman of the Board and Chief Executive Officer since our incorporation. Additionally, Mr. Pagon served as our President from our incorporation to December 2001 and resumed the position of President effective as of April 15, 2005 and served as our Treasurer from incorporation to June 1997. From 1991 to October 1994, when the assets of our various affiliates, principally limited partnerships that owned and operated our television and cable operations, were transferred to subsidiaries of Pegasus Media, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted our business. Mr. Pagon's background includes over 25 years of experience in the media and communications industry. Mr. Pagon is 49 years old.

      Howard E. Verlin has been a director of our company since December 18, 2003 and has served as Executive Vice President since July 1, 2000. Mr. Verlin served as Assistant Secretary of our company until June 2000. Mr. Verlin has served similar functions with respect to our predecessors in interest and affiliates since 1987 and has over 20 years of experience in the media and communications industry. Mr. Verlin is 43 years old.

      James J. McEntee, III has been a director of our company since October 8, 1996. Mr. McEntee is Chief Operating Officer of Cohen Bros. & Company, a privately held investment bank located in Philadelphia. From March 2000 to September 2002, Mr. McEntee was a Principal in Harron Capital, L.P., a venture capital firm focused on new and traditional media ventures, and an executive officer of Harron Management Company, LLC. In addition, until the period ending January 2004, he held a variety of positions at Lamb, Windle & McErlane, P.C., including of counsel and princpal. Mr. McEntee also serves as a director of Bancorp.com, an affiliate-based Internet bank. Mr. McEntee also serves as a director of several other private companies. Mr. McEntee is 47 years old.

      Mary C. Metzger has been a director of our company since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications L.L.C. and its predecessor company, Personalized Media Communications Corp., since February 1989. Ms. Metzger has been designated to our board by Personalized Media Communications under an agreement between Pegasus and Personalized Media. (See Item 13. Certain Relationships and Related Transactions - Licensing Arrangement with Personalized Media Communications, L.L.C.) Ms. Metzger is 59 years old.

      Robert Slezak has been a director of our company since March 30, 2004 and was elected by the Series C holders. Mr. Slezak is an independent management consultant. Mr. Slezak was the Chief Financial Officer of Ameritrade Holding Corporation from October 1989 to November 1999. Mr. Slezak served as a member of the board of directors of Ameritrade Holding Corporation through 2002. Additionally, Mr. Slezak currently serves as a member of the board of directors of two other public companies: Interland, Inc. and Matrix Bancorp. Mr. Slezak is 47 years old.

      Scott A. Blank has served as our Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary since December 2001. Mr. Blank served as Assistant General Counsel from January 1999 to January 2000 and as Vice President of Legal and Corporate Affairs from January 2000 to May 2001. Mr. Blank began serving as Senior Vice President of Legal and Corporate Affairs in June 2001 and as General Counsel and Secretary in December 2001. Mr. Blank had been an Assistant Secretary of our company from January 1999 to December 2001. Prior to joining our company, Mr.

Blank was an attorney at the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath LLP from November 1993 to January 1999. Mr. Blank is 44 years old.

      Karen M. Heisler has served as our Senior Vice President of Human Resources and Administrative Services since April 2001. Prior to April 2001, Ms. Heisler served as Vice President of Human Resources after joining our company in January 2001. From August 1999 through September 2000, Ms. Heisler was Vice President of Learning and Development for Comcast Cable's Comcast University, where she was responsible for employee training and development. Prior to this position, from November 1998 through August 1999, she was Senior Vice President of Human Resources at Comcast Cellular Communications. Prior to November 1998, Ms. Heisler spent approximately 13 years with Episcopal Hospital Systems. Ms. Heisler is 45 years old.

      Rory J. Lindgren has served as our Executive Vice President, Operations responsible for Marketing, Direct Sales, Customer Care and Information Technology since February 2003. Mr. Lindgren served as our Senior Vice President, Operations from July 2002 to February 2003. Prior to July 2002, Mr. Lindgren served as Senior Vice President, Customer Relationship Management after joining our Company in April 2001. Prior to joining our Company, Mr. Lindgren served as Senior Vice President Customer Service for Fleet Boston Financial where he was responsible for leading customer care operations. Prior to August 1998, Mr. Lindgren held key management positions at MasterCard International, First Chicago NBD Corporation and American Express. Mr. Lindgren is 48 years old.

      Joseph W. Pooler, Jr. has served as our Chief Financial Officer since January 1, 2004. Mr. Pooler served as Senior Vice President of Finance between February 2003 and January 2004 and as our Vice President of Finance and Controller from January 2001 until February 2003. Mr. Pooler also served as Vice President and Controller of Pegasus Satellite Television from December 1999 through January 2001. Prior to joining our company, from January 1997 to December 1999, Mr. Pooler served as Corporate Controller of MEDIQ, Incorporated. Between 1993 and 1997, Mr. Pooler held various other positions with MEDIQ, Incorporated, including Director of Operations and Director of Sales Support. Mr. Pooler is a certified public accountant. Mr. Pooler is 39 years old.

      Ms. Heisler and Messrs. Pagon, Verlin, Blank, Lindgren and Pooler have each served as executive officers for some or all of the Debtors, which, as described elsewhere in this report, filed voluntary petitions for Chapter 11 bankruptcy protection on June 2, 2004.

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

      Based on our review of the copies of these reports received by the SEC, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4 and 5, we believe that all filings required to be made by the Covered Persons for 2004 were made on a timely basis.

Code of Ethics

      We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and chief accounting officer. Our Code of Ethics is posted on our website, at www.pgtv.com, and may be accessed by clicking on "Investor Relations" and then clicking on "Code of Ethics for Sr. Officers." We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to, or waiver from, our Code of Ethics by posting such information on our website at the location specified above.

Audit Committee Financial Experts

      Our board of directors has established an audit committee consisting of James J. McEntee, III, Mary C. Metzger and Robert Slezak. Our board of directors has determined that at least two members of our audit committee, Mr. McEntee and Mr. Slezak, are an "audit committee financial expert" as that term is defined in
Item 401(h)(2) of Regulation S-K. All members of our audit committee are "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

      In 2004, Pegasus Communications adopted the 2004 Short-Term Incentive Plan (the "2004 STI Plan"), which was designed to promote the achievement of "free cash flow" and "pre-marketing cash flow." After the June 2, 2004 bankruptcy filing, the Bankruptcy Court approved various compensation orders for certain management employees who were either employed by the Debtors or who performed substantial services on behalf of the Debtors. These orders (collectively, the "KERP Orders") related to the payment of retention bonuses, severance, and/or COBRA.

Summary Executive Compensation

      The following table sets forth certain information for our last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of our four most highly compensated officers other than the Chief Executive Officer. The compensation reflects compensation paid by Pegasus Communications and its subsidiaries, including the Debtors.

                           Summary Compensation Table

                                                    Annual Compensation
                           ---------------------------------------------------------------------------

                                                                                 Bonus (1)
                                                                     ---------------------------------

                             Principal                                   STI              Vested              Other Annual
        Name                 Position        Year       Salary       Cash Bonus        Stock Award (3)      Compensation (5)
--------------------       ------------    -------   -----------    ------------    --------------------  ---------------------
Marshall W. Pagon ...      Chairman and      2004      $475,000      $ 1,283,658                  --           $25,858(6)
                           Chief             2003      $475,000      $   620,218          $  812,848           $99,085(6)
                           Executive         2002      $475,000      $   892,992          $1,123,333           $80,990(6)
                           Officer

Ted S. Lodge (11) ...      President,        2004      $350,000      $ 1,709,160(2)               --                --
                           Chief             2003      $350,000      $   342,784          $  479,076                --
                           Operating         2002      $358,654      $   493,398          $1,675,817(4)             --
                           Officer and
                           Counsel

Howard E. Verlin ....      Executive         2004      $250,000      $   655,151(2)               --                --
                           Vice              2003      $250,000      $   179,998          $  256,940                --
                           President         2002      $250,000      $   286,216          $  364,671                --


Rory J. Lindgren ....      Executive         2004      $250,000      $   655,151(2)               --                --
                           Vice              2003      $242,839      $   175,579          $  213,963                --
                           President*

Joseph W. Pooler, Jr.      Chief             2004      $240,000      $   629,225(2)               --                --
                           Financial         2003      $210,230      $   152,550          $  178,518
                           Officer           2002      $161,020      $   201,464          $  240,492
                                           Long-Term
                                      Compensation Awards
                                      -------------------

                           Restricted      Securities     All Other
                              Stock       Underlying    Compensation
        Name                Award (7)       Options          (8)
---------------------      ----------    ------------  ----------------
Marshall W. Pagon ...              --            --      $ 2,274,021(9)
                           $  340,256       100,000      $    12,000
                           $1,189,296       100,000      $   201,818(9)

Ted S. Lodge (11) ...              --            --      $    40,350(10)
                           $  188,058        50,000      $    39,519(10)
                           $  657,552        50,000      $    35,506(10)


Howard E. Verlin ....              --            --      $    13,000
                           $   98,740        15,000      $    12,000
                           $  357,451        10,000      $     4,039


Rory J. Lindgren ....              --            --      $    11,944
                           $   96,305        20,000      $    11,969

Joseph W. Pooler, Jr.              --            --      $    13,000
                           $   83,694        35,000      $     7,131
                           $  235,752        10,000      $     4,561

* No amounts are shown for 2002 since Mr. Lindgren was named an executive officer in 2003.

(1) Bonuses to named executive officers consist of (a) a cash award under our short term incentive plan; (b) the fair market value of shares of our Class A common stock that are vested at the time of award under our Restricted Stock Plan, including shares surrendered to discharge withholding tax obligations and (c) cash award under the Key Employee Retention Plan, as amended and/or supplemented (the "KERP") authorized by the United States Bankruptcy Court.

(2)   The amounts listed include $1,000,000, $250,000, $250,000 and $240,000 of
      KERP payments made to each of Mr. Lodge, Mr. Verlin, Mr. Lindgren and Mr. Pooler, respectively.

(3) Subject to limitations specified in our Restricted Stock Plan, an executive officer may receive all or a portion of an award under our Restricted Stock Plan in the form of cash, our Class A common stock or an option to purchase shares of our Class A common stock. The amounts listed in this column reflect the fair market value of shares of our Class A common stock that were vested at the time of award under our Restricted Stock Plan and the cash portion of 2002 and 2003 restricted stock awards that was paid for payment of taxes on the awards. The portion of an award under our Restricted Stock Plan that was restricted at the time of grant is reported under the Restricted Stock Award column, as described in note 8 below. The portion of an award received as options to purchase shares of our Class A common stock is reported under the Securities Underlying Options column.

(4) Of the amount listed for Mr. Lodge in fiscal year 2002, $1,005,000 represents compensation in the form of fully vested restricted stock granted to Mr. Lodge in February 2002 under our Restricted Stock Plan in connection with Mr. Lodge's appointment as President and Chief Operating Officer of Pegasus Communications and certain of its subsidiaries, including Pegasus Satellite and PM&C.

(5) No named executive officer received a perquisite or other personal benefit in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus, except as set forth in note 7 below.

(6) Represents the value of benefits received by Mr. Pagon related to his use of a business aircraft in which the company has a fractional ownership interest.

(7) The included amounts represent the fair market value of the restricted portion of stock awards received under our Restricted Stock Plan.

      For 2002 and 2003, our executive officers received restricted stock awards pursuant to our long term incentive program established for the 2002 and 2003 fiscal year. Awards under our long term incentive programs were based upon the amount of cash bonus earned by each executive officer in 2002 and 2003 under our STI Plans, as set forth in note 3 above. Generally, awards were derived by dividing the total amount of STI bonus for each executive officer by the market price of our common stock on the date that an award was approved by our Compensation Committee. For the 2002 awards, executive officers were given 40% of the total value of each portion of the grant, as it vested, for the sole purpose of satisfying the tax obligation of the vested shares. The cash portion of the 2002 award is reported under the Bonus--Vested Stock Award column and is discussed in note 3 above. In 2003, we determined that cash will no longer be issued to executive officers in lieu of restricted shares. As a consequence, a second award of restricted stock was granted on February 25, 2004 to compensate for the amount of the 2002 award that was to have been paid in cash upon the future vesting of such shares. Executive officers received their entire 2003 award in the form of shares of our Class A common stock. The following table sets forth the grant date and the total number of shares granted to each of the named executive officers based on awards under our long term incentive plans for 2002 and 2003 performance.

                            2002 Performance(a)              2003 Performance
                  ---------------------------------------   -------------------

                  June 6, 2003(b)    February 25, 2004(c)   February 25, 2004(d)
                  ------------       -----------------      -----------------

   Mr. Pagon         105,300                34,048                  46,950
   Mr. Lodge          57,480                19,162                  25,948
   Mr. Verlin         31,248                10,416                  13,624
   Mr. Lindgren          *                     *                    13,290
   Mr. Pooler         20,692                 6,832                  11,548

---------------------
* Mr. Lindgren was named an executive officer of Pegasus Communications in 2003.

(a) A portion of the 2002 award was granted in the form of cash as discussed above.

(b) Shares vested 50% at the time of grant, an additional 25% vested on June 6, 2004, and the final 25% to vest on June 6, 2005.

(c) Shares vested 50% on June 6, 2004 and the final 50% is to vest on June 6, 2005.

(d) Shares vested 50% at the time of grant, an additional 25% vested on February 25, 2005, and the final 25% to vest on February 25, 2006.

Based upon the closing price of our Class A common stock on December 31, 2004 of $9.25 per share, the 119,474 restricted shares then held by Mr. Pagon had a value of $1,105,135; the 65,666 restricted shares then held by Mr. Lodge had a value of $607,411; the 35,456 restricted shares then held by Mr. Verlin had a value of $327,968; the 30,547 restricted shares then held by Mr. Lindgren had a value of $282,560; and the 24,709 restricted shares then held by Mr. Pooler had a value of $228,558. Subject to limitations specified in our Restricted Stock Plan, executive officers are entitled to receive dividends on the unvested portion of their awards, excluding any portion of their award for which they elect to receive options in lieu of stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our policy is to retain cash for operations and expansion.

(8) Unless otherwise indicated, the amounts listed represent Pegasus Communication's contributions under its U.S. 401(k) plan established for its employees and the employees of its subsidiaries, including the employees of Pegasus Satellite.

(9) For fiscal year 2002, we paid $250,000 with respect to split dollar agreements entered into by Pegasus Communications with the trustees of insurance trusts established by Mr. Pagon. In 2003, premiums under the policies were paid out of the accrued proceeds of the policies and by Mr. Pagon; we did not pay any amount of the premiums in 2003. The split dollar agreements provide that we will be repaid all amounts we expend for premiums, either from the cash surrender value or the proceeds of the insurance policies. For purposes of this table with respect to fiscal year 2002, the applicable SEC rules permit an alternative method to be presented: the dollar value of the benefit to Mr. Pagon determined based upon the net premium paid by us less the present value of the future recovery of the premium. The present value of the recovery of the premium may be calculated by taking the long term applicable federal rate and discounting the annual net premium by the number of years until a recovery is anticipated. Based upon an actuarial life expectancy for Mr. Pagon of 76 years and the applicable federal rate for the month of December for 2002 of 4.92%, under the alternative reporting methodology, the amount reported in the table for 2002 was $190,818. The amounts paid by us for premiums and the amounts reported in the prior sentence under the alternative reporting methodology are presented in conformity with the SEC rules relating to this table and are not indicative of amounts includable in compensation pursuant to applicable IRS rules. On October 28, 2004, we entered into an agreement with Mr. Pagon, our chief executive officer, and one of the insurance trusts terminating the 2001 split-dollar agreement. It provides for the termination of all future obligations of us and the trust under the 2001 split-dollar agreement in exchange for a $2,261,021 cash payment to Mr. Pagon. See Certain Relationships and Related Transactions - Split Dollar Agreement.

(10)  For fiscal years 2002, 2003 and 2004, we paid $25,802, $26,721 and
      $27,350, respectively, in connection with disability and life insurance policies pursuant to Mr. Lodge's employment contract. In 2002 and 2003, Mr. Lodge received benefits of $4,771 and $2,828, respectively, related to his use of a business aircraft in which the company has a fractional ownership interest.

(11) Mr. Lodge's employment with the company terminated effective April 14, 2005.

                              Option Grants in 2004

      Pegasus Communications granted no options to the named executive officers during 2004 under the Pegasus Communications' Stock Option Plan.

       Aggregate Option Exercises in 2004 and 2004 Year-End Option Values

      The table below shows aggregated stock option exercises for the purchase of our Class A common stock by the named executive officers of Pegasus Communications in 2004 and 2004 year end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of Pegasus Communications' Class A common stock exceeds the exercise price of the option. The closing price of Pegasus Communications' Class A common stock on December 31, 2004 was $9.25 per share. The sale of our subsidiaries' DIRECTV business constituted a "change of control" under the Stock Option Plan. As a result, all outstanding options granted prior to August 27, 2004 have become fully vested.

                                                         Number of Securities               Value of the Unexercised
                                                        Underlying Unexercised               In-the-Money Options at
                                                       Options at Fiscal Year End                Fiscal Year End
                           Shares                      --------------------------          ----------------------------
                        Acquired on       Value
          Name            Exercise       Realized       Exercisable  Unexercisable          Exercisable   Unexercisable
          ----            --------       --------       -----------  -------------          -----------   -------------
Marshall W. Pagon ...        0              --              424,362        0                 $ 410,000      $       0
Ted S. Lodge ........        0              --              212,998        0                 $ 205,000      $       0
Howard E. Verlin ....        0              --              117,052        0                 $  41,000      $       0
Rory J. Lindgren ....        0              --               52,996        0                 $  82,000      $       0
Joseph W. Pooler, Jr.        0              --               50,040        0                 $  41,000      $       0

Employment Contracts

      On September 28, 2004, we entered into an Amended and Restated Employment Agreement with Ted S. Lodge, which amends and restates in its entirety an Employment Agreement dated July 21, 2002 between Mr. Lodge and us.

      The Amended and Restated Employment Agreement formalizes the effect that the bankruptcy proceedings of the Debtors and the subsequent sale of the satellite television assets of those operating subsidiaries had upon the terms of Mr. Lodge's original employment agreement. The Amended and Restated Employment Agreement does not substantively change the original economic terms of Mr. Lodge's employment agreement, except that amounts otherwise payable by us are reduced by retention and severance amounts paid or to be paid directly by the Debtors pursuant to an order of the Bankruptcy Court. Under the Amended and Restated Employment Agreement, Mr. Lodge's employment with Pegasus Communications Corporation terminated effective April 14, 2005 and Mr. Lodge resigned as a director of Pegasus Communications Corporation as of the same date.

      The Amended and Restated Employment Agreement also (i) contains non-competition and non-solicitation covenants that otherwise would not apply in these circumstances and (ii) obligates Mr. Lodge to provide consulting services to Pegasus Communications Corporation for a period of up to two years following his termination of employment in consideration for certain consulting fees.

      The Employment Agreement dated July 21, 2002 provided that if Mr. Lodge's employment was terminated any time within two years following a change of control and if he signed a waiver and release agreement, he would be entitled to receive certain severance benefits in a lump sum payment. The sale of our direct broadcast satellite business constituted a change in control. The severance benefits would generally equal the sum of (1) three times his annual base salary and (2) three times the average annual amount of the annual award under our short term incentive plan for a specified three year period. Mr. Lodge is also entitled to receive continued health coverage for three years after his termination. With respect to health coverage, Mr. Lodge is paid an amount equal to the aggregate taxable cost of the continued health benefits provided under the employment agreement but not paid by Mr. Lodge divided by 0.65. Upon a voluntary termination following a change of control, Mr. Lodge is also entitled to receive professional outplacement assistance not to exceed $25 thousand, and the vesting of all outstanding options.

Compensation Committee Interlocks and Insider Participation

      The board of directors does not currently have a standing compensation committee. The compensation committee disbanded on June 26, 2004. The entire board of directors currently establishes the salaries of executive officers and makes recommendations regarding the adoption, extension, amendment and termination of compensation plans in which officers or directors may participate.

      Prior to June 26, 2004, the compensation committee of Pegasus Communications' board of directors generally made decisions concerning the compensation of executive officers. James J. McEntee, III, Robert N. Verdecchio, and Robert F. Benbow each served on the compensation committee during all or part of fiscal year 2003, and parts of 2004. Mr. Benbow was associated with affiliates of Alta Communications that were formerly stockholders of Golden Sky Holdings, Inc., an entity which Pegasus Satellite Television acquired in 2000. Mr. Benbow resigned his positions as director and a member of the compensation committee on April 15, 2004. Mr. Verdecchio served as our Senior Vice President, Chief Financial Officer and Assistant Secretary from our inception to March 22, 2000 and as our Treasurer from June 1997 until March 22, 2000. He has also performed similar functions for affiliates and predecessors in interest from 1990 to March 22, 2000. Mr. Verdecchio resigned his positions as director and a member of the compensation committee on June 23, 2004.

Compensation of Directors

      Under our by-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. We currently pay our directors who are not our employees or officers an annual retainer of $10 thousand plus $1 thousand for each board meeting attended in person, $500 for each meeting of a committee of the board and $500 for each board meeting held by telephone. The annual retainer is payable, at each director's option, in cash or in the form of options to purchase our Class A common stock or non-voting common stock. We also reimburse each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

      The sale of our subsidiaries' DIRECTV business constituted a "change of control" under the Stock Option Plan and, as a result, all outstanding options granted to our non-employee directors on June 11, 2003 have become fully vested in 2004. Each of Pegasus Communications' nonemployee directors had received options on June 11, 2003 to purchase 20,000 shares of Pegasus Communications' Class A common stock under Pegasus Communications' Stock Option Plan at an exercise price of $13.21 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Pegasus Communications

      The table set forth below contains information, as of March 31, 2005 (unless otherwise indicated in the notes below), regarding the beneficial ownership of the Class A common stock and Class B common stock by (a) each stockholder known to Pegasus Communications to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 5% of the Class A common stock and Class B common stock, based upon the company's records, communications with former beneficial owners or the records of the Securities and Exchange Commission, (b) each director of the company, (c) the company's Chief Executive Officer and the company's four other most highly compensated executive officers and (d) the directors and current executive officers of the company as a group.

      Each share of Class B common stock is currently convertible at the discretion of the holders into an equal number of shares of our Class A common stock. For voting purposes, each share of our Class A common stock has one vote per share while each share of our Class B common stock has 10 votes per share on all matters on which the Class A and Class B vote together. Each of the stockholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated. Percentages in the table are calculated on the basis of 10,017,524 shares of Class A common stock outstanding as of March 31, 2005, which excludes 1,521,808 shares held by the company's subsidiaries, and 30,923 of treasury shares.

                                                    Pegasus Communications   Pegasus Communications
                Name and address of                  Class A Common Stock     Class B Common Stock
                  Beneficial Owner                    Beneficially Owned       Beneficially Owned
                  ----------------                    ------------------       ------------------

                                                       Shares          %         Shares           %
                                                       ------          -         ------           -
Marshall W. Pagon(1) (2) .......................      2,495,136      20.3      1,832,760(3)      100
Ted S. Lodge (4) ...............................        313,230       3.1             --          --
Howard E. Verlin (5) ...........................        176,737       1.7             --          --
Joseph Pooler (6) ..............................         81,235         *             --          --
Rory J. Lindgren (7) ...........................         94,410         *             --          --
Robert T. Slezak (8) ...........................             --         *             --          --
James J. McEntee, III (9) ......................         63,825         *             --          --
Mary C. Metzger (10) ...........................        552,898       5.3             --          --
DBS Investors, LLC (11) ........................      1,100,000      11.0             --          --

Atticus Capital, LLC (12) ......................        700,099       7.0             --          --
Peninsula Capital Advisors, LLC (13) ...........      6,880,500      68.7             --          --
Directors and executive officers as a group (14)
   (consists of 10 persons) ....................      4,190,038      36.5      1,832,760         100

-------------------
* Represents less than 1% of the outstanding shares of Class A common stock or less than 1% of the voting power, as applicable.

(1) The address of this person is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, Pennsylvania 19004.

(2) Includes (giving effect to certain transactions intended to be effective December 31, 2004) the 1,832,760 shares of Class B common stock described in note 3 below which are convertible into shares of Class A common stock on a one-for one-basis; 424,362 shares of Class A common stock issuable upon the exercise of outstanding stock options held by Mr. Pagon that are vested or become vested within 60 days; 167,014 shares of Class A common stock that Mr. Pagon holds directly; and 71,000 shares of Class A common stock owned directly by Pegasus Communications Holdings, Inc., which is controlled by Mr. Pagon through intermediate entities. Mr. Pagon and each of these entities disclaim beneficial ownership with respect to all these shares except to the extent of their respective pecuniary interests therein.

(3) Includes (giving effect to certain transactions intended to be effective December 31, 2004) shares owned directly by Pegasus Capital Holdings, LLC, Pegasus Communications Holdings, Inc., Pegasus PCS Partners, L.P., Pegasus Radio Corp., BDI Holding Corporation and BDI Holdings, L.P., all of which are controlled by Mr. Pagon through one or more intermediate entities. By reason of this control relationship, Mr. Pagon is the beneficial owner of 100% of our Class B common stock with sole voting and investment power over all such shares. Mr. Pagon and each of these entities disclaim beneficial ownership with respect to all these shares except to the extent of their respective pecuniary interests therein.

(4) This includes 600 shares of Class A common stock owned by Mr. Lodge's wife, of which Mr. Lodge disclaims beneficial ownership, and 212,998 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days. Mr. Lodge's employment with the company terminated effective April 14, 2005.

(5) This includes 117,052 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

(6) This includes 50,040 shares of Class A common stock issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

(7) This includes 52,996 shares of Class A common stock issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

(8)   Mr. Slezak became a director effective March 30, 2004.

(9) This includes 54,150 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days and 400 shares held beneficially by Mr. McEntee's wife, of which Mr. McEntee disclaims beneficial ownership.

(10) This includes 80,000 shares of Class A common stock held by Personalized Media & Communications, L.L.C. ("Personalized Media") of which Ms. Metzger is Chairman and warrants for 400,000 shares of Class A common stock exercisable by Personalized Media. Ms. Metzger disclaims beneficial ownership of all shares held directly by Personalized Media, except for her pecuniary interest therein. Also includes 72,898 shares of Class A common stock, which are issuable upon the exercise of that are vested or become vested within 60 days outstanding stock options. The address of Ms. Metzger is 110 East 42nd Street, Suite 1704, New York, New York, 10017.

(11) Based on information provided pursuant to a Schedule 13G filed jointly by DBS Investors, LLC ("DBS"), Pegasus Partners II, L.P. ("Pegasus Partners"), Pegasus Investors II, LP ("Pegasus Investors"), Pegasus Investors II GP, LLC ("Pegasus GP") and Pegasus Capital LLC on August 11, 2003. According to the Schedule 13G, Pegasus Partners is the sole member of DBS. Pegasus Investors is the general partner of Pegasus Partners. Pegasus GP is the general partner of Pegasus Investors LP. Pegasus GP is wholly owned by Pegasus Capital LLC, which is controlled by Craig Cogut. The Schedule 13G indicates that, by virtue of the foregoing, each of DBS, Pegasus Partners, Pegasus Investors, Pegasus GP, and Pegasus Capital LLC may be deemed to share voting power and power to direct the disposition of 1,100,000 shares of our Class A common stock, representing shares that may, in certain circumstances, be issuable upon the exchange, on a one-for-one basis, of 1,100,000 shares of our non-voting common stock, which are in turn exercisable upon the exercise of 1,100,000 outstanding warrants. The address for each of the foregoing persons or entities is c/o Pegasus Partners II, L.P., 99 River Road, Cos Cob, CT 06807-2514.

(12) Based on information provided pursuant to a Schedule 13G filed jointly by Timothy R. Barakett and Atticus Capital, L.L.C. ("Atticus") with the Securities and Exchange Commission on February 14, 2005. Mr. Barakett is the Managing Member of Atticus and is deemed to be the beneficial owner of the Class A common stock owned by Atticus. The address of Atticus Capital, L.L.C. and Mr. Barakett is 152 West 57th Street, 45th Floor, New York, New York 10019.

(13) Based on information provided pursuant to an amendment to Schedule 13D filed by Peninsula Capital Advisors, LLC ("Peninsula Capital") and Peninsula Investment Partners, L.P. ("Peninsula Partners") with the Securities and Exchange Commission on June 22, 2004. According to the amendment to

      Schedule 13D, Peninsula Capital is the investment manager of Peninsula Partners and also serves as investment advisor to a number of separate managed accounts and trusts. The Schedule 13D indicates that, by virtue of the foregoing, both Peninsula Capital and Peninsula Partners may be deemed to share voting power and the power to direct the disposition of 6,880,500 shares of our Class A common stock. In addition, Peninsula Capital has the sole power to dispose, or to direct the disposition of, 165,500 shares of our Class A common stock and the sole power to vote, or to direct the vote of, 149,500 of these shares. Both Peninsula Capital and Peninsula Partners disclaim beneficial ownership in the shares reported, except to the extent of their pecuniary interest therein. The address of each of the foregoing entities is 404B East Main Street, Charlottesville, VA 22902.

(14) This includes 1,102,184 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days; 311,339 shares of Class A common stock held in Pegasus' 401(k) plans over which Scott Blank and Karen Heisler, each an executive officer of the company, share voting power in their capacities as co-trustees; and warrants for 400,000 shares of Class A common stock attributed to Ms. Metzger as described in footnote 10 above.

Equity Compensation Plans

      The following table sets forth certain information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which Pegasus Communications' equity securities are authorized for issuance.

                      Equity Compensation Plan Information

                                                                                                   Number of securities
                                                                                                 remaining available for
                              Number of securities to be         Weighted-average exercise        future issuance under
                               issued upon exercise of              price of outstanding        equity compensation plans
                                 outstanding options,              options, warrants and          (excluding securities
Plan Category                    warrants and rights                       rights                reflected in column (a))
--------------------------   ----------------------------      ----------------------------   -----------------------------
                                         (a)                                (b)                            (c)
Equity compensation
    plans approved by           Class A Common Stock               Class A Common Stock
    security holders .....            1,485,744                           $ 46.10                       825,646(1)
                               Non-Voting Common Stock            Non-Voting Common Stock
                                          0                                 N/A
Equity compensation
    plans not approved
    by security holders ..                0                                  0                                0
Total                                 1,485,744                             --                          825,646

(1) As of December 31, 2004, shares of Pegasus Communications' Class A common stock or non-voting common stock were available for issuance under Pegasus Communications' Stock Option Plan, Restricted Stock Plan, and Employee Stock Purchase Plan in the following aggregate amounts: 204,382 shares under Pegasus Communications' Stock Option Plan, 122,133 shares under Pegasus Communications' Restricted Stock Plan, and 499,131 shares under Pegasus Communications' Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with W.W. Keen Butcher and Affiliated Entities

      Pegasus Satellite Communications entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, Pegasus Satellite Communications agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities, and the minority owner. Mr. Butcher and the minority owner were required to lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher (the "KB Prime Media Companies") for the acquisition of television broadcast stations to be programmed by us pursuant to local marketing agreements or for which we had the right to sell all of the advertising time pursuant to sales agreements. Under the 1998 agreement, as amended, the KB Prime Media Companies granted us an option to purchase all of its broadcast station licenses, permits, and/or assets, in whole or in part, if and when permitted by applicable FCC rules and regulations. The option price was based upon the cost attributed to an asset, plus compound interest at 12% per year. The arrangement with Mr. Butcher permitted us to realize the benefit or cost savings for programming and collecting revenues from two or more stations in a television market where the FCC's ownership rules would otherwise prohibit outright ownership. Pursuant to these arrangements, at December 31, 2003, we had $6.6 million of cash being used to collateralize the bank loans. This cash was deconsolidated at June 2, 2004.

      Pegasus Satellite Communications and KB Prime Media Companies amended the 1998 agreement effective February 1, 2004 to, among other things, (i) decrease the annual interest rate from 12% to a rate equal to the borrowing interest rate of the KB Prime Media Companies (2.6% as of December 31, 2003) plus 3% and (ii) limit the amount of corporate expenses that would be reimbursed.

      At March 31, 2004, Pegasus Satellite Communications consolidated KB Prime Media as a variable interest entity in which Pegasus Satellite Communication was deemed to hold the primary beneficial interest. This resulted in a cumulative effect of a $2.1 million loss or $0.17 cents per share for the year ended December 31, 2004. As previously discussed, Pegasus Satellite Communications was deconsolidated from our financial statements effective June 2, 2004.

      Prior to the deconsolidation of Pegasus Satellite Communications, we provided programming and sales activities for the KB Prime Media Companies' three existing broadcast television stations: (i) WSWB, serving the Wilkes-Barre/Scranton, Pennsylvania designated market area; (ii) WPME, serving the Portland, Maine designated market area; and (iii) WTLF-DT, serving the Tallahassee, Florida designated market area. For each station, we retained all revenues generated from advertising in exchange for monthly payments to the KB Prime Media Companies in the amounts of $4 thousand for WSWB, $5 thousand for WPME, and $2 thousand for WTLF. In addition to the monthly fees, we were responsible for the reimbursement of certain expenses, such as utilities, salaries, and legal and accounting fees.

      Our board of directors authorized us to acquire any of the stations, licenses, permits, or other assets of the KB Prime Media Companies for cash when it became permissible to do so under the FCC's rules and regulations.

      In February 2004, Pegasus Satellite exercised an option to acquire WPME serving Portland, Maine for approximately $3.8 million and filed an application for approval with the FCC. The application was approved by the FCC, but had not yet been consummated as of the June 2, 2004 deconsolidation.

      In February 2004, KB Prime Media was granted a new, digital only full power construction permit for a station licensed to Hammond, Louisiana and to be located in the New Orleans designated market area. In March 2004, Pegasus Satellite exercised its option to acquire the Hammond, LA construction permit for approximately $1.5 million and filed an application for approval with the FCC. The application was approved by the FCC, but had not yet been consummated as of the June 2, 2004 deconsolidation.

      In March 2004, Pegasus Satellite exercised an option to acquire KB Prime Media's station in Wilkes-Barre/Scranton, Pennsylvania (WSWB) for approximately $2.0 million. Pegasus Satellite subsequently filed an application for approval with the FCC, which remains pending.

      We believe that all of our transactions with the KB Prime Media Companies were at fair value.

Pegasus PCS Partners, L.P.

      As discussed in Note 2 to our consolidated financial statements, Pegasus Development has a limited partnership interest in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"). Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board, President and Chief Executive Officer. Presently, Pegasus PCS Partners' activities consist principally of investments in related companies, and its assets consist principally of senior preferred equity interests in Pegasus Capital Holdings, LLC ("PCH LLC"), and 85,472 Class B Shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2004, PCH LLC's only assets consisted of direct and indirect investments in 1,684,267 Class B shares of Pegasus Communications, as well as an indirect interest in 71,000 Class A shares of Pegasus Communications. As of December 31, 2003, PCH LLC's only assets consisted of direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications.

      As further discussed in Note 2 to our consolidated financial statements, we consolidated Pegasus PCS Partners effective March 31, 2004 pursuant to FIN
46. Pegasus PCS Partners' $14.0 million investment in PCH LLC at December 31, 2004 and Pegasus Developments' $12.0 million investment in PCS Partners at December 31, 2003 are classified within equity since assets of PCH LLC and Pegasus PCS Partners consist principally of direct and indirect investments in equity of Pegasus Communications. As a component of equity, these investments are not tested for impairment nor are any gains or losses of the related partnerships recognized by us. The fair value of Pegasus PCS Partners' investment in PCH LLC at December 31, 2004 was $13.5 million. The fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 was $15.8 million.

      Pegasus Development's share of Pegasus PCS Partners undistributed results of operations included in our results from continuing operations was income of $205 thousand in 2003, and a loss of $4.1 million in 2002. Pegasus Development granted Marshall Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities. Such option expires in 2012.

Licensing Arrangement with Personalized Media Communications, L.L.C.

      On January 13, 2000, we entered into a licensing arrangement with Personalized Media Communications, L.L.C ("Personalized Media"). Personalized Media owns an intellectual property portfolio consisting of seven issued U.S. patents (one of which has since expired) and approximately 3,500 claims submitted in approximately one hundred pending U.S. patent applications. A majority of pending claims are based on a 1981 filing date, with the remainder based on a 1987 filing date. Mary C. Metzger, Chairman of Personalized Media and a member of our board of directors, and John C. Harvey, Managing Member of Personalized Media and Ms. Metzger's husband, own a majority of and control Personalized Media as general partners of the Harvey Family Limited Partnership.

      Under the arrangement, we hold an exclusive license for the distribution of satellite based services using Ku band BSS frequencies at the 101(degree), 110(degree) and 119(degree) west longitude orbital locations and Ka band FSS frequencies at the 99(degree), 101(degree), and 103(degree) west longitude orbital locations, which frequencies have been licensed by the FCC to affiliates of DIRECTV, Inc. In addition, Personalized Media granted us the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with other frequencies that we are or may become licensed to use. Our exclusive license provides rights to all claims covered by Personalized Media's patent portfolio, including functionality for automating the insertion of programming at a direct broadcast satellite uplink, the enabling of pay per view buying, the authorization of receivers, the assembly of records of product and service selections made by viewers including the communication of this information to billing and fulfillment operations, the customizing of interactive program guide features and functions made by viewers and the downloading of software to receivers by broadcasters. We paid an annual license fee to Personalized Media of $100 thousand in each of 2003, 2002, and 2001. No further fees for the license are due.

      In connection with the licensing arrangement, we paid approximately $14.3 million in cash and issued 80,000 shares of our Class A common stock and warrants to purchase 400,000 shares of our Class A common stock at an exercise price of $225.00 per share and with a term of ten years. If the warrants are exercised within 120 days before the end of their ten year term, and if the market price per share of our Class A common stock at the time of exercise exceeds the per-share exercise price of $225 by less than $80, we will be required to pay the exercising holder the difference between $80 per share and the amount of that excess.

Other Transactions

      In 1999, Pegasus Satellite loaned approximately $200 thousand to Nicholas
A. Pagon, then our Senior Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon was required to use half of the proceeds of the loan to purchase shares of our Class A common stock, and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion. Mr. Pagon resigned as of March 23, 2001. The loan, which we deconsolidated at June 2, 2004, remains outstanding on the books of Pegasus Satellite, with a balance of approximately $285 thousand at December 31, 2004, consisting of principal and cumulative interest to that date. The maturity date of this promissory note had been extended for one year until February 2005 under the same terms. Pursuant to its asset purchase agreement with KB Prime Media, Pegasus Satellite is required to deliver the promissory note to KB Prime Media as partial consideration for the acquisition of television station WPME.

      On October 28, 2004, we terminated a split dollar insurance agreement ("2001 Agreement") with Marshall W. Pagon and an insurance trust established by him. The termination releases us from all future obligations under the 2001 Agreement in exchange for a $2.3 million cash payment to Mr. Pagon. The payment was determined by calculating the net present value of payments we were required to make under the 2001 Agreement and subtracting the net present value of the repayments the insurance trust was required to make to us. The net amount was increased to reflect the fact that the payment is taxable compensation to Mr. Pagon, while our payments under the 2001 Agreement were not. The termination of the split dollar insurance agreement resulted in a $2.3 million charge to "corporate and development expenses" in the fourth quarter of 2004.

      Pegasus Management formerly provided accounting and administrative services to companies affiliated with Marshall W. Pagon and had paid certain expenses on behalf of the affiliated companies. This arrangement ceased effective January 1, 2005. We recorded receivables from the affiliated companies for an allocation of our accounting and overhead costs related to services we provided and for payments made by us to third parties on account of certain legal, accounting and corporate organizational fees. Since 2003, the largest amount of receivables outstanding at any time occurred in February, 2003 of approximately $656 thousand. No interest has been charged with respect to amounts outstanding, and the receivables do not have fixed repayment terms. At December 31, 2004, these affiliate receivables, which aggregated $526 thousand, were classified as a component of equity within "investment in and notes receivable from affiliates".

      See Note 1 - Financial Information for Pegasus Satellite Communications for transactions with the Debtors pursuant to a Support Services Agreement and other arrangements whereby we receive reimbursement for certain expenditures incurred on behalf of the Debtors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees for professional services rendered to us by the firm of Marcum & Kliegman, LLP, our independent registered public accountants for the fiscal year ended December 31, 2004, and by the firm of PricewaterhouseCoopers LLP, our independent registered public accountants for the fiscal year ended December 31, 2003, are as follows (in whole dollars):

                          2004          2003
                        --------      --------
Audit fees              $900,000      $757,850
Audit related fees            --       172,550
Tax fees                      --            --
All other fees                --         4,200
                        --------      --------
   Total                $900,000      $934,600
                        ========      ========

Audit Fees

      The "audit fees" reported above for 2004 are expected billings by Marcum & Kliegman, LLP for professional services rendered in connection with its audit of our consolidated financial statements as of and for the year ended December 31, 2004.

      The "audit fees" reported above for 2003 were billed to us by PricewaterhouseCoopers LLP for professional services rendered in connection with its audit of our consolidated 2003 financial statements and its limited reviews of our unaudited consolidated interim financial statements included in our 2003 quarterly reports, and for services normally provided by PricewaterhouseCoopers LLP in connection with other statutory and regulatory filings or engagements, including audit consultations and SEC comment letters.

Audit Related Fees

      Marcum & Kliegman LLP rendered no audit-related services to us during 2004.

      The "audit related fees" reported above for 2003 were billed to us by PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of its audit or review of our financial statements, but which are not reported as Audit Fees. These services include accounting consultations in connection with the impact of prospective accounting pronouncements and stock based compensation matters.

Tax Fees

      Neither Marcum & Kliegman LLP (during 2004) nor PricewaterhouseCoopers LLP (during 2003) rendered professional services to us relating to tax compliance, tax advice, or tax planning.

All Other Fees

      The "all other fees" reported above for 2003 that were billed to us by PricewaterhouseCoopers LLP related to license fees for PricewaterhouseCoopers LLP's computer based research tool.

Audit Committee Pre-Approval Policies and Procedures

      Our audit committee has adopted a policy requiring the pre-approval of all audit and permissible nonaudit services provided by our independent registered public accountants. Under the policy, the audit committee is to specifically pre-approve before the end of each fiscal year any recurring audit and audit related services to be provided during the following fiscal year. The audit committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit related services for the following fiscal year. All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the audit committee at its next scheduled meeting. Permissible nonaudit services are to be pre-approved on a case-by-case basis. The audit committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the audit committee at its next scheduled meeting. Our independent registered public accountants and members of management are required to periodically report to the audit committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

      All services provided by our independent registered public accountants after May 5, 2003 were pre-approved by our audit committee; none of the audit-related fees, tax fees, and all other fees listed above were approved by our audit committee pursuant to the exemption from pre-approval provided by Rule 2-01(c)(7)(i)(C) of Regulation S-X.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as part of this Report:

            (1)   Financial Statements

                  The financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

            (2)   Financial Statement Schedules

                                                                            Page
                                                                            ----

Schedule II - Valuation and Qualifying Accounts..............................S-1

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

4.1 Warrant and Investor Rights Agreement, dated April 2, 2003, among Pegasus Communications Corporation and the parties set forth on Schedule I thereto (which is incorporated herein by reference to Exhibit 4.1 to Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission April 3, 2003).

4.2 Amendment No. 1 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on
                Schedule I thereto dated as of July 30, 2003 (which is incorporated herein by reference to Exhibit 4.2 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission August 5, 2003).

4.3 Amendment No. 2 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on
                Schedule I thereto dated as of August 1, 2003 (which is incorporated herein by reference to Exhibit 4.3 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission on August 5, 2003).

4.4 Warrant Agreement between Pegasus and First Union National Bank (which is now Wachovia), as Warrant Agent relating to the Warrants issued in connection with Pegasus'

                Series A preferred stock (which is incorporated by reference to Exhibit 10.32 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595), filed March 19, 1997).

4.5 Series PMC Warrant Agreement dated January 13, 2000 between Pegasus Communications Corporation and Personalized Media Communications, LLC (which is incorporated by reference to Exhibit 10.6 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).

10.1+ Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 5 (which is incorporated herein by reference to Exhibit 10.8 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).

10.2+ Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 4 (which is incorporated herein by reference to Exhibit 10.9 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).

10.3+ Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission May 17, 2001).

10.4+ Executive Employment Agreement effective as of June 1, 2002 for Ted S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14,
                2002).

10.5+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit
                10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14,
                2002).

10.6+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).

10.7+ Description of Long Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).

10.8+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit
                10.15 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15,
                2004).

10.9+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.16 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).

10.10+ Description of Long-Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.17 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).

10.11 Global Settlement Agreement by and among Pegasus Satellite Communications, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries listed therein), Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the statutory committee of the unsecured creditors duly appointed in the Chapter 11 Case, and the other parties listed therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).

10.12 Lock-up agreement by and among Pegasus Communications Corporation, Pegasus Satellite Communications, Inc. and its direct and indirect subsidiaries, the statutory committee of unsecured creditors duly appointed in the Chapter 11 Cases and each member of the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases listed on the signature pages therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.3 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).

10.13+ Amended and Restated Employment Agreement for Ted S. Lodge dated September 28, 2004 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on October 4, 2004).

10.14+* Pegasus Communications Corporation Short Term Incentive Plan (Corporate and Satellite ) for calendar year 2004.

10.14.1+*       Supplemental Description of Pegasus Communications Corporation
                Short Term Incentive Plan (Corporate and Satellite) for calendar year 2004.

10.15.1+*       Debtors' Motion for Order Pursuant to 11 U.S.C. ss.ss. 363(b)
                and 105(a) Authorizing and Approving Implementation of
                Management Retention Plan.

10.15.2+*       Order Pursuant to 11 U.S.C. ss.ss. 363(b) and 105(a) Authorizing
                and Approving Implementation of Management Retention Plan, as
                Modified, and Scheduling a Final Hearing.

10.15.3+*       Second Order Pursuant to 11 U.S.C. ss.ss. 363(b) and 105(a)
                Authorizing and Approving Implementation of Management Retention
                Plan, As Further Modified.

10.15.4+*       Debtors' Supplemental Motion for Order Pursuant to 11 U.S.C.
                ss.ss. 363(b) and 105(a) Authorizing and Approving
                Implementation of Supplemental Management Retention Plan.

10.15.5+*       Order Pursuant to 11 U.S.C. ss.ss. 363(b) and 105(a) Authorizing
                and Approving Implementation of Supplemental Management
                Retention Plan.

10.16* Support Services Agreement, effective as of May 1, 2004, between Pegasus Communications Management Company and all Pegasus Communications' operating subsidiaries, including the Debtors.

10.17 Patent License Agreement dated January 13, 2000 between PMC Satellite Development, L.L.C and Personalized Media Communications L.L.C. (which is incorporated by reference to Exhibit 10.4 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).

10.18 Stipulation and Order of the United States Bankruptcy Court, District of Maine, entered April 14, 2005 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on April 20, 2005).

21.1*           Subsidiaries of Pegasus Communications Corporation.

23.1*           Consent of Marcum & Kliegman LLP.

23.2*           Consent of PricewaterhouseCoopers LLP.

24.1*           Power of Attorney (included on Signatures page).

31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2* Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1*           Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------

*     Filed herewith.

+     Indicates a management contract or compensatory plan.

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

                               PEGASUS COMMUNICATIONS CORPORATION


                           By: /s/ Marshall W. Pagon
                               ---------------------
                               Marshall W. Pagon
                               Chairman of the Board and Chief Executive Officer

Date: May 18, 2005

                                POWER OF ATTORNEY

      The undersigned directors and officers of Pegasus Communications Corporation hereby appoint Marshall W. Pagon, Joseph W. Pooler, Jr., and Scott
A. Blank or any of them individually, as attorney-in-fact and agent for the undersigned, with full power of substitution for, and the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments to this report on Form 10-K, and exhibits to this report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable in connection with such matters, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marshall W. Pagon            Chairman of the Board and Chief                     May 18, 2005
       Marshall W. Pagon              Executive Officer

By:  /s/ Joseph W. Pooler, Jr.        Chief Financial Officer                             May 18, 2005
       Joseph W. Pooler, Jr.          (Principal Financial and Accounting Officer)

By:  /s/ Howard E. Verlin             Director                                            May 18, 2005
       Howard E. Verlin

By:  /s/ James J. McEntee III         Director                                            May 18, 2005
       James J. McEntee, III

By:  /s/ Mary C. Metzger              Director                                            May 18, 2005
       Mary C. Metzger

By:  /s/ Robert Slezak                Director                                            May 18, 2005
       Robert Slezak

                       Pegasus Communications Corporation
                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule

                                                                                       Page
                                                                                       ----
Financial Statements:

Reports of Independent Registered Public Accounting Firms............................  F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003 (restated)..............  F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2004, 2003 (restated), and 2002 (restated)..............................  F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
December 31, 2004, 2003 (restated), and 2002 (restated)..............................  F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 (restated), and 2002 (restated)..............................  F-9

Notes to Consolidated Financial Statements...........................................  F-10

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2004, 2003, and 2002....................................................  S-1

             Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Stockholders
Pegasus Communications Corporation

      We have audited the accompanying consolidated balance sheet of Pegasus Communications Corporation and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedule II - valuation and qualifying accounts for the Company as of December 31, 2004 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Communications Corporation and its subsidiaries as of December 31, 2004 and the results of their operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information contained therein.

      As discussed in Note 1 to the consolidated financial statements, effective June 2, 2004, the Company deconsolidated certain of its subsidiaries, which filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. The deconsolidated subsidiaries had represented substantially all of the Company's operating activities. Also, as discussed in Note 2 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FIN 46(R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" and consolidated two variable interest entities.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of a material weakness.


/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York
April 15, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Pegasus Communications Corporation:

      In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in stockholders' equity for each of the two years in the period ended December 31, 2003, listed in the index appearing on page F-1, present fairly, in all material respects, the financial position, results of operations and cash flows of Pegasus Communications Corporation and its subsidiaries at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for each of the two years in the period ended December 31, 2003. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4, the Company restated its financial statements to correct the classification of its Series C preferred stock, record dividends on a subsidiary's preferred stock as charges against income and restate computations of per common share amounts related to gains associated with redemptions of preferred stock.


/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 20, 2004, except for Note 3, as to which the date is April 15, 2005, and Note 4, as to which the date is May 13, 2005

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                            December 31,    December 31,
                                                                                                2004            2003
                                                                                            ------------    ------------
                                                                                                            (Restated -
                                                                                                             See Note 4)
Current assets:
   Cash and cash equivalents                                                                $    29,196     $    35,826
   Restricted cash                                                                                  130          62,517
   Short-term investments                                                                        23,486          47,095
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $25 and $312, respectively                       74           4,737
     Other (including due from affiliates of $1,603 and $528, respectively)                       2,842             693
   Prepaid expenses and other current assets                                                        590           5,113
   Assets of discontinued operations - current                                                       --          45,356
                                                                                            -----------     -----------
     Total current assets                                                                        56,318         201,337
Property and equipment, net                                                                      18,664          32,079
Intangible assets, net                                                                          142,791         171,231
Other noncurrent assets                                                                           1,628          63,094
Assets of discontinued operations - noncurrent                                                       --       1,567,005
                                                                                            -----------     -----------

   Total                                                                                    $   219,401     $ 2,034,746
                                                                                            ===========     ===========

Current liabilities:
   Current portion of long term debt                                                        $       157     $     3,132
   Accounts payable                                                                                 971           3,893
   Accrued interest                                                                                  66          34,402
   Accrued expenses and other current liabilities                                                 7,813          13,252
   Liabilities of discontinued operations - current                                                  --         117,694
                                                                                            -----------     -----------
     Total current liabilities                                                                    9,007         172,373
Investment in Pegasus Satellite Communications, Inc.                                            413,125              --
Long term debt                                                                                    8,131       1,385,071
Mandatorily redeemable preferred stock (liquidation value at December 31, 2003: $91,823)             --          85,512
Other noncurrent liabilities                                                                      1,425          68,983
Liabilities of discontinued operations - noncurrent                                                  --           1,524
                                                                                            -----------     -----------
   Total liabilities                                                                            431,688       1,713,463
                                                                                            -----------     -----------

Commitments and contingencies  (see Note 19)
Redeemable preferred stocks  (liquidation value at December 31, 2003: $16,713)                       --          16,713
Minority interest                                                                                 2,912             452

Stockholders' equity (deficiency):
   Series C convertible preferred stock, $0.01 par value; 3.0 million shares authorized; shares issued and outstanding: 1,938,796 and 1,828,796, respectively; liquidation preference: $228.4 million and $203.6 million,
     respectively                                                                                    19              18
   Class A common stock, $0.01 par value; 250.0 million shares authorized;
     shares issued: 11,530,381 and 10,886,994, respectively; shares
     outstanding: 11,294,198 and 9,522,786, respectively                                            115             109
   Class B common stock, $0.01 par value; 30.0 million shares authorized;
     shares issued: 1,832,760; shares outstanding: 1,747,288 and 1,832,760,
     respectively                                                                                    18              18
   Nonvoting common stock, $0.01 par value; 200.0 million shares authorized; no
     shares issued and outstanding                                                                   --              --
   Additional paid in capital                                                                 1,412,406       1,390,807
   Investment in and receivable from affiliates                                                 (14,661)        (11,955)
   Deferred compensation expense                                                                   (812)         (1,396)
   Accumulated deficit                                                                       (1,609,619)     (1,063,109)
   Class A and B common stock in treasury, at cost; 321,655 and 1,364,208
   shares, respectively                                                                          (2,665)        (10,374)
                                                                                            -----------     -----------
     Total stockholders' equity (deficiency)                                                   (215,199)        304,118
                                                                                            -----------     -----------

   Total                                                                                    $   219,401     $ 2,034,746
                                                                                            ===========     ===========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                    (In thousands, except per share amounts)

                                                                                          Year Ended December 31,
                                                                                      2004          2003          2002
                                                                                   ---------     ----------    ----------
                                                                                                 (Restated -   (Restated -
                                                                                                 See Note 4)   See Note 4)
Net revenues from broadcast and other operations                                   $  14,151     $  31,641     $  32,446
                                                                                   ---------     ---------     ---------
Operating expenses:
   Broadcast and other operations:
       Programming                                                                     4,226        11,737        13,987
       Other direct operating expenses                                                 3,681         6,513         6,200
                                                                                   ---------     ---------     ---------
         Direct operating expenses (excluding depreciation and
         amortization shown below)                                                     7,907        18,250        20,187
       Advertising and selling                                                         4,469         6,725         6,214
       General and administrative                                                      2,342         3,750         3,758
       Depreciation and amortization                                                   1,316         2,658         3,476
                                                                                   ---------     ---------     ---------
         Total broadcast and other operations                                         16,034        31,383        33,635
   Corporate and development expenses (net of $5,167 in 2004 allocated
       to the Debtors under the Support Services Agreement)                           10,070        15,978        18,185
   Corporate depreciation and amortization                                            15,323        16,031        38,575
   Other operating expenses (net of $5,889 in 2004 allocated to the
       Debtors under the Support Services Agreement)                                  23,319        12,721         8,711
                                                                                   ---------     ---------     ---------
      Loss from operations                                                           (50,595)      (44,472)      (66,660)
Interest expense                                                                      (3,746)       (4,307)       (3,032)
Interest income                                                                        1,100           829           615
Other nonoperating income (expense), net                                                (503)        3,102        16,182
                                                                                   ---------     ---------     ---------
       Loss before equity in affiliates, dividends on preferred stock of subsidiary income taxes, discontinued  operations, and
          cumulative effect of consolidating variable interest entities              (53,744)      (44,848)      (52,895)
Equity in (losses) earnings of affiliates                                                 --           205        (4,135)
Dividends on preferred stock of subsidiary                                                --        (6,978)      (17,738)
(Expense) benefit for income taxes                                                       (18)         (219)       21,439
                                                                                   ---------     ---------     ---------
     Loss before discontinued operations and cumulative effect of
     consolidating variable interest entities                                        (53,762)      (51,840)      (53,329)
Discontinued operations:
  Loss from discontinued operations (including gains on disposal of $10,347 and
    $1,395 in 2003 and 2002, respectively), net of income
    tax benefit of $11,480 in 2002                                                  (490,621)     (102,304)     (118,561)
                                                                                   ---------     ---------     ---------
     Loss before cumulative effect of consolidating variable interest entities      (544,383)     (154,144)     (171,890)
Cumulative effect of consolidating variable interest entities                         (2,127)           --            --
                                                                                   ---------     ---------     ---------
     Net loss                                                                       (546,510)     (154,144)     (171,890)

Other comprehensive (loss) income:

  Unrealized loss on marketable securities                                                --            --        (4,931)
  Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, inclusive of
    accumulated income tax expense of $616 in 2002                                        --            --         3,926
                                                                                   ---------     ---------     ---------
     Net other comprehensive (loss) income                                                                        (1,005)
                                                                                   ---------     ---------     ---------
     Comprehensive loss                                                            $(546,510)    $(154,144)    $(172,895)
                                                                                   =========     =========     =========
Basic and diluted per common share amounts:

  (Loss) income from continuing operations applicable to common shares

        Basic                                                                      $   (4.95)    $   (5.63)    $    7.73
        Diluted                                                                    $   (4.95)    $   (5.63)    $    1.98
  Discontinued operations
        Basic                                                                         (39.81)        (8.96)        (9.91)
        Diluted                                                                       (39.81)        (8.96)        (9.79)
  Cumulative effect of consolidating variable interest entities
        Basic                                                                          (0.17)           --            --
        Diluted                                                                        (0.17)           --            --
  Net loss applicable to common shares
        Basic                                                                      $  (44.93)    $  (14.59)    $   (2.18)
        Diluted                                                                    $  (44.93)    $  (14.59)    $   (7.81)

  Weighted average number of common shares outstanding:
        Basic                                                                         12,323        11,424        11,958
        Diluted                                                                       12,323        11,424        12,115

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                 (In thousands)

                                Series C Convertible     Class A           Class B
                                   Preferred Stock     Common Stock       Common Stock
                                ---------------------  --------------  -----------------
                                                                                                         Investment
                                                                                                           in and
                               Number                 Number             Number             Additional   receivable
                                 of           Par      of        Par       of       Par      Paid In        from
                               Shares        Value    Shares    Value    Shares    Value     Capital     Affiliates
                             ---------------------------------------------------------------------------------------
                             (Restated -  (Restated -                                   (Restated -
                             See Note 4)  See Note 4)                                   See Note 4)
January 1, 2002                 2,650        $  27     9,998    $ 100     1,832    $  18    $1,284,330     $    --
Net loss
Common stock issued for:
   Conversion of
    preferred stock               (67)          (1)      114        1                              870
   Stock plans and
    awards                                               120        1                            1,320
   Payment of preferred
    stock dividends                                      116        1                              899
Dividends accrued on
  preferred stocks                                                                                (910)
Repurchases of preferred
  stock                          (775)          (8)                                             (6,120)
Deemed dividends
  associated with
  preferred stocks                                                                               1,572
Beneficial conversion
  feature recovered upon
  redemption of preferred
  stock                                                                                         (2,441)
Gain on redemption
  of preferred stock                                                                            88,754
Unrealized loss on
  marketable equity
  securities
Reclassification
  adjustment for realized
  loss on marketable
  equity securities,
  inclusive of income tax
  expense of $616
Class A common stock
  acquired and exchanged
                               -------------------------------------------------------------------------------------
December 31, 2002               1,808        $  18    10,348    $ 103     1,832    $  18    $1,368,274     $    --


                                                                               Treasury Stock
                                                                           ----------------------
                                                             Accumulated                            Total
                               Deferred                        Other       Number                Stockholders'
                             Compensation     Accumulated  Comprehensive     of                     Equity
                               Expense          Deficit    Income (Loss)   Shares      Cost       (Deficiency)
                            ----------------------------------------------------------------------------------
                                              (Restated -                                         (Restated -
                                              See Note 4)                                         See Note 4)
January 1, 2002                $    --        $ (737,075)    $   1,005          1    $    (73)    $  548,332
Net loss                                        (171,890)                                           (171,890)
Common stock issued for:
   Conversion of
    preferred stock                                                                                      870
   Stock plans and
    awards                                                                    (16)        680          2,001
   Payment of preferred
    stock dividends                                                                                      900
Dividends accrued on
  preferred stocks                                                                                      (910)
Repurchases of preferred
  stock                                                                                               (6,128)
Deemed dividends
  associated with
  preferred stocks                                                                                     1,572
Beneficial conversion
  feature recovered upon
  redemption of preferred
  stock                                                                                               (2,441)
Gain on redemption
  of preferred stock                                                                                  88,754
Unrealized loss on
  marketable equity
  securities                                                    (4,931)                               (4,931)
Reclassification
  adjustment for realized
  loss on marketable
  equity securities,
  inclusive of income tax
  expense of $616                                                3,926                                 3,926
Class A common stock
  acquired and exchanged                                                      677      (4,450)        (4,450)
                            --------------------------------------------------------------------------------
December 31, 2002              $    --        $ (908,965)    $      --        662    $ (3,843)    $  455,605


(continued on next page)

                       Pegasus Communications Corporation
    Consolidated Statements of Stockholders' Equity (Deficiency) (continued)
                                 (In thousands)

                                      Series C Convertible     Class A            Class B
                                        Preferred Stock      Common Stock       Common Stock
                                      --------------------- ---------------   ---------------
                                                                                                                Investment
                                                                                                                  in and
                                     Number                Number              Number             Additional    receivable
                                       of         Par        of        Par       of       Par      Paid In         from
                                     Shares      Value     Shares     Value    Shares    Value     Capital      Affiliates
                                     -------------------------------------------------------------------------------------
                                   (Restated -  (Restated -                                     (Restated -
                                   See Note 4)  See Note 4)                                      See Note 4)

January 1, 2003                       1,808      $  18      10,348    $ 103     1,832    $  18    $1,368,274     $      --
Net loss
Common stock issued for:
   Exercise of warrants and stock
     options                                                     8       --                               47
   Conversion of preferred stock                                22       --                            7,028
   Stock plans and awards                                      502        6                            6,031
   Payment of preferred stock
     dividends                                                   6       --
Dividends accrued on preferred
   stocks                                                                                               (854)
Preferred stock exchanged                21         --                                                 1,497
Investment in affiliate
   reclassified to contra-equity
   (see Note 2)                                                                                                  $ (11,955)
Warrants issued                                                                                        8,784
Class A common stock acquired
                                     -------------------------------------------------------------------------------------
December 31, 2003                     1,829      $  18      10,886    $ 109     1,832    $  18    $1,390,807     $ (11,955)


                                                                                        Treasury Stock
                                                                                 ------------------------

                                                                   Accumulated                              Total
                                        Deferred                      Other       Number                 Stockholders'
                                      Compensation   Accumulated  Comprehensive     of                      Equity
                                        Expense        Deficit    Income (Loss)   Shares      Cost       (Deficiency)
                                     ---------------------------------------------------------------------------------
                                                     (Restated -                                          (Restated -
                                                     See Note 4)                                          See Note 4)

January 1, 2003                         $     --     $  (908,965)    $    --         662    $  (3,843)    $  455,605
Net loss                                                (154,144)                                           (154,144)
Common stock issued for:
   Exercise of warrants and stock
     options                                                                                                      47
   Conversion of preferred stock                                                                               7,028
   Stock plans and awards                 (1,396)                                    (13)         171          4,812
   Payment of preferred stock
     dividends                                                                                                    --
Dividends accrued on preferred
   stocks                                                                                                       (854)
Preferred stock exchanged                                                                                      1,497
Investment in affiliate
   reclassified to contra-equity
   (see Note 2)                                                                                              (11,955)
Warrants issued                                                                                                8,784
Class A common stock acquired                                                        715       (6,702)        (6,702)
                                        ----------------------------------------------------------------------------
December 31, 2003                       $ (1,396)    $(1,063,109)    $    --       1,364    $ (10,374)    $  304,118

(continued on next page)

                       Pegasus Communications Corporation
    Consolidated Statements of Stockholders' Equity (Deficiency) (continued)
                                 (In thousands)

                       Series C Convertible       Class A              Class B
                          Preferred Stock       Common Stock         Common Stock
                       -------------------------------------------------------------
                                                                                         Additional
                          Number      Par      Number      Par      Number      Par       Paid In       Investment
                        of Shares    Value   of Shares    Value   of Shares    Value      Capital      in Affiliate
                       ---------------------------------------------------------------------------------------------
January 1, 2004            1,829    $   18     10,886    $  109      1,832    $   18    $ 1,390,807     $ (11,955)
Net loss
Common stock
issued for:
   Exercise of
     warrants and
     stock options                                340         3                                 945
   Conversion of
     preferred stock         (15)        --        19                                         2,972
   Stock plans and
     awards                                       285         3                               4,246
Dividends accrued on
   redeemable
   preferred stocks                                                                             (95)
Preferred stock
   exchanged                 125         1                                                    8,124
Deemed dividends
   associated with
   non-cash
   redemption of
   Series D
   preferred stocks                                                                           7,127
Beneficial conversion
   feature recovered
   upon conversion                                                                           (1,720)
Shares eliminated
   through
   consolidation of
   variable interest
   entity
Investment in and
   receivable from
   affiliates
   reclassified to
   contra-equity                                                                                           (2,706)
Deconsolidation of
   Pegasus Satellite
   Communications
Class A common
   stock acquired
                         --------------------------------------------------------------------------------------------
December 31, 2004          1,939    $   19     11,530    $  115      1,832    $   18    $ 1,412,406     $ (14,661)
                         ============================================================================================

                                                     Accumulated      Treasury Stock         Total Common
                         Deferred                       Other      ---------------------     Stockholders'
                       Compensation   Accumulated   Comprehensive    Number                    Equity /
                         Expense        Deficit     Income/(Loss)  of Shares     Cost         (Deficit)
                       -----------------------------------------------------------------------------------
January 1, 2004          $ (1,396)    $(1,063,109)    $     --        1,364    $ (10,374)    $   304,118
Net loss                                 (546,510)                                              (546,510)
Common stock
issued for:
   Exercise of
     warrants and
     stock options                                                                                   948
   Conversion of
     preferred stock                                                                               2,972
   Stock plans and
     awards                   584                                        30         (293)          4,540
Dividends accrued on
   redeemable
   preferred stocks                                                                                  (95)
Preferred stock
   exchanged                                                                                       8,125
Deemed dividends
   associated with
   non-cash
   redemption of
   Series D
   preferred stocks                                                                                7,127
Beneficial conversion
   feature recovered
   upon conversion                                                                                (1,720)
Shares eliminated
   through
   consolidation of
   variable interest
   entity                                                                85         (673)           (673)
Investment in and
   receivable from
   affiliates
   reclassified to
   contra-equity                                                                                  (2,706)
Deconsolidation of
   Pegasus Satellite
   Communications                                                    (1,316)       9,885           9,885
Class A common
   stock acquired                                                       158       (1,210)         (1,210)
                         -------------------------------------------------------------------------------
December 31, 2004        $   (812)    $(1,609,619)    $     --          321    $  (2,665)    $  (215,199)
                         ===============================================================================

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                           Year Ended December 31,
                                                                                     2003           2002
                                                                                  (Restated -    (Restated -
                                                                      2004        See Note 4)    See Note 4)
                                                                   ----------     ----------     ----------
Cash flows from operating activities:
   Net loss                                                        $ (546,510)    $ (154,144)    $ (171,890)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Cumulative effect of consolidating variable interest
     entities                                                           2,127             --             --
     Loss (gain) on extinguishments of debt                                --            510        (16,688)
     (Gain) loss on derivative instruments                                 12         (1,210)        (2,962)
     Depreciation and amortization                                     87,817        183,488        216,311
     Amortization of debt discount, premium, and deferred
       financing fees                                                   8,211         26,689         26,408
     Noncash incentive compensation                                     3,353          4,549          1,743
     Gain on sale of broadcast television stations                         --        (10,347)            --
     Equity in earnings (losses) of affiliates and
     minority interests                                                   379         (1,909)         4,970
     Dividends on preferred stock of subsidiary                            --          6,978         17,738
     Bad debt expense                                                   3,051          9,105         23,809
     Deferred income taxes                                                 --             --        (33,152)
     Impairment losses recognized                                     433,853            829          5,788
     Payments for broadcast television programming rights              (1,226)        (2,733)        (5,075)
     Patronage capital programming expense offset                     (17,923)       (14,475)       (22,686)
     Other                                                              3,551          3,891          9,207
     Change in current assets and liabilities:
       Accounts receivable                                                714          1,423         (8,393)
       Inventory                                                          281             34          8,493
       Deferred subscriber acquisition costs                           (4,816)       (21,046)       (31,086)
       Prepaid expenses                                                (5,800)           894          6,226
       Accounts payable and accrued expenses                            9,005        (18,269)        (3,929)
       Accrued interest                                                12,352          8,227          7,985
       Other current assets and liabilities, net                          391             95         (3,164)
                                                                   ----------     ----------     ----------
   Net cash (used for) provided by operating activities               (11,178)        22,579         29,653
                                                                   ----------     ----------     ----------
Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                    (4,436)       (21,549)       (26,431)
   Other capital expenditures                                          (3,039)        (2,814)        (4,610)
   Purchases of intangible assets                                      (4,322)          (454)          (346)
   Proceeds from sales of broadcast television stations                    --         21,593             --
   Short-term investments purchased                                   (59,547)       (94,574)       (23,500)
   Short-term investments sold                                         82,918         59,903         35,300
   Other                                                                  317            689            973
                                                                   ----------     ----------     ----------
   Net cash provided by (used for) investing activities                11,891        (37,206)       (18,614)
                                                                   ----------     ----------     ----------
Cash flows from financing activities:
   Borrowings on term loan facilities                                      --        395,500         63,156
   Repayments of term loan facilities                                    (750)      (239,824)        (3,065)
   Repayment of notes                                                      --        (67,895)            --
   Net (repayments of) borrowings on revolving credit
   facility                                                            18,000             --        (80,000)
   Repayments of other long term debt                                    (139)        (2,770)        (6,112)
   Purchases of common stock                                           (1,210)        (6,531)            --
   Purchases of outstanding notes                                          --             --        (25,468)
   Cash received upon exchange of notes                                    --          1,948             --
   Restricted cash                                                       (153)       (60,071)           765
   Purchases of preferred stock                                            --             --        (23,345)
   Redemption of preferred stock                                           --             --         (5,717)
   Debt financing costs                                                (2,154)       (17,623)        (1,884)
   Other                                                                1,514            127         (2,550)
                                                                   ----------     ----------     ----------
   Net cash provided by (used for) financing activities                15,108          2,861        (84,220)
                                                                   ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents                   15,821        (11,766)       (73,181)
Net decrease in cash and cash equivalents - reclassification of
Pegasus Satellite Communications, Inc. to the cost method             (22,451)            --             --
Cash and cash equivalents, beginning of year                           35,826         47,592        120,773
                                                                   ----------     ----------     ----------
Cash and cash equivalents, end of year                             $   29,196     $   35,826     $   47,592
                                                                   ==========     ==========     ==========

See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

General

      Pegasus Communications Corporation is a Delaware holding corporation and conducts substantially all of its operations through its direct and indirect subsidiaries. "Pegasus Communications" refers to Pegasus Communications Corporation individually as a separate entity. All subsequent references to "we," "us," "our" and "Pegasus Communications Corporation" refer to Pegasus Communications, together with its direct and indirect consolidated subsidiaries (including Pegasus Satellite Communications prior to deconsolidation (see Note
2)), and variable interest entities in which we are deemed to hold the primary beneficial interest. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc. individually as a separate entity. "Pegasus Satellite Communications" refers to Pegasus Satellite, together with its direct and indirect consolidated subsidiaries. Other terms used are defined as necessary when they first appear.

      Pegasus Communications' principal direct and indirect consolidated subsidiaries include:

      o Two indirect subsidiaries of Pegasus Communications, referred to as Pegasus Broadband, that provide wireless broadband internet access;

      o Pegasus Development Corporation ("Pegasus Development"), a direct subsidiary of Pegasus Communications that holds intellectual property rights licensed from Personalized Media Communications L.L.C. ("Personalized Media") and a Ka band satellite license granted by the Federal Communications Commissions ("FCC");

      o Pegasus Guard Band LLC , a direct subsidiary of Pegasus Communications that holds FCC licenses to provide terrestrial communications services in the upper 700 MHZ spectrum;

      o Pegasus Communications Management Company ("Pegasus Management"), a direct subsidiary of Pegasus Communications that provides management services to Pegasus Satellite Communications, Pegasus Development, Pegasus Guard Band, and Pegasus Broadband;

      o Pegasus Real Estate Company ("Pegasus Real Estate"), a direct subsidiary of Pegasus Communications that owns the building in which our corporate headquarters are located.

      As discussed in Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code below, Pegasus Satellite and certain of its subsidiaries (collectively, the "Debtors") filed for Chapter 11 bankruptcy protection on June 2, 2004 (the "Filing Date") in the U.S. Bankruptcy Court, District of Maine (the "Bankruptcy Court"). The Chapter 11 filing does not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. Since the operations of the Debtors became subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite Communications became restricted, we no longer consolidated Pegasus Satellite Communications after the Filing Date (see Note 2 - Deconsolidation of Pegasus Satellite Communications). Any amounts reported for Pegasus Satellite Communications after the Filing Date are unaudited. Pegasus Communication's principal direct and indirect unconsolidated subsidiaries, as of and subsequent to the Filing Date, include:

      o Pegasus Satellite, a holding company that is an unconsolidated direct subsidiary of Pegasus Communications;

      o Pegasus Media & Communications, Inc. ("Pegasus Media"), a holding company that is a direct subsidiary of Pegasus Satellite;

      o Pegasus Broadcast Television, Inc. ("Pegasus Broadcast Television"), a direct subsidiary of Pegasus Media that owns and/or programs nine television stations affiliated with CBS Television, Fox Broadcasting Company, United Paramount Network, or The WB Television Network;

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      o Pegasus Satellite Television, Inc. ("Pegasus Satellite Television") and Golden Sky Systems, Inc. ("Golden Sky Systems"), subsidiaries of Pegasus Media that provided multi-channel direct broadcast satellite services as an independent provider of DIRECTV(R), a service of DIRECTV, Inc ("DIRECTV"). Our direct broadcast satellite business was sold to DIRECTV effective August 27, 2004, and consequently the results of operations of Pegasus Satellite Television and Golden Sky Systems are included in discontinued operations in the accompanying financial statements of Pegasus Communications Corporation and condensed selected financial statements of Pegasus Satellite Communications. See Note 3 - Discontinued Operations.

      Pegasus Communications Corporation is controlled by Marshall W. Pagon, chief executive officer and chairman of the board of directors of Pegasus Communications, by virtue of the ownership of all shares of Pegasus Communications' Class B common stock by affiliates controlled by Mr. Pagon. Because Pegasus Communications' Class B common stock is entitled to 10 votes per share, and its Class A common stock is entitled to one vote per share, the Class B common stock accounts for a majority of the voting power for matters upon which all classes of voting stock vote together and not by class.

Significant Risks and Uncertainties

      Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, planned capital expenditures, preferred stock requirements, and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. While we believe that our liquidity is sufficient for at least the next twelve months, we cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified.

      Dividends on our Series C convertible preferred stock series are in arrears at December 31, 2004. (See Note 8 for further information on the non-declaration of dividends on preferred stock.) Our ability to pay dividends on common stock is subject to certain limitations imposed by our preferred stock, including restrictions when there are preferred dividend arrearages.

Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code

      On June 2, 2004, Pegasus Satellite Television and certain of its affiliates involved in the distribution of DIRECTV direct broadcast satellite service received notices from the National Rural Telecommunications Cooperative (the "NRTC") purporting to terminate their exclusive distribution agreements with the NRTC, which provided them with the exclusive rights to distribute DIRECTV services in specified rural territories in the United States, and from DIRECTV, Inc., purporting to terminate the Revised Seamless Consumer Program effective as of August 31, 2004. The Revised Seamless Consumer Program allowed Pegasus Satellite Television and its affiliates to provide subscribers more expansive service selection during activation and a simplified and consolidated billing process. Pegasus Satellite Television and its affiliates also received a related cash offer from DIRECTV on June 2, 2004 to purchase the assets of Pegasus Satellite Television.

      As a result of actions taken by NRTC and DIRECTV, the Debtors filed voluntary petitions for Chapter 11 bankruptcy protection in the Bankruptcy Court on June 2, 2004. On July 30, 2004, Pegasus Satellite Television and certain of its affiliates entered into an agreement (the "Asset Purchase

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement") to sell to DIRECTV its direct broadcast satellite business for a purchase price of $988 million. Pegasus Satellite Television and DIRECTV also entered into a cooperation agreement (the "Cooperation Agreement") to ensure an efficient transfer of Pegasus Satellite Television's direct broadcast satellite business to DIRECTV pursuant to the Asset Purchase Agreement. Also on July 30, 2004, Pegasus Satellite Communications, Pegasus Communications, DIRECTV, the NRTC, and the creditors committee representing the unsecured creditors of the Debtors (the "Creditors Committee") entered into a certain settlement agreement (the "Global Settlement Agreement").

      In the Global Settlement Agreement, Pegasus Satellite Communications, DIRECTV, and the NRTC agreed to dismiss all litigation between and among them with prejudice, stay all pending litigation, and agreed not to commence any new litigation in order to facilitate the sale of Pegasus Satellite Communication's direct broadcast satellite business to DIRECTV. In addition, Pegasus Communications and its non-Debtor subsidiaries agreed to release all claims they may have had against DIRECTV (with the exception of claims relating to the Personalized Media patent infringement litigation (see Note 19 - Legal Matters)) and the NRTC related to the Debtors' direct broadcast satellite business. Pegasus Communications and its non-Debtor subsididaries also agreed to release all claims they may have had against the Debtors, excluding claims under the Support Services Agreement entered into on the Filing Date (the "Support Services Agreement") between Pegasus Management and the Debtors pursuant to which Pegasus Management has provided management services to the Debtors during bankruptcy. In consideration for the releases given by the non-Debtors, the Debtors agreed to release all claims that the Debtors may have had against Pegasus Communications and its non-Debtor subsidiaries, including potential preference and fraudulent transfer avoidance claims, but excluding claims under the Support Services Agreement.

      The Bankruptcy Court approved the Global Settlement Agreement, the Asset Purchase Agreement and the Cooperation Agreement on August 26, 2004. The sale of the direct broadcast satellite business to DIRECTV took place, and the releases under the Global Settlement Agreement became effective, on August 27, 2004. Pursuant to the Cooperation Agreement, Pegasus Satellite Television continued to provide services to DIRECTV until October 31, 2004.

      In connection with the Global Settlement Agreement, Pegasus Communications, the Creditors Committee and certain members of the Creditors Committee also entered into a letter agreement dated July 30, 2004 (the "Letter Agreement"). Pursuant to the Letter Agreement, among other things, the parties agreed to support the Global Settlement Agreement and the other parties agreed to support Pegasus Communications' acquisition of the Debtors' broadcast television assets for $75 million in cash, subject to higher and better offers received from third parties pursuant to auction procedures described in the Letter Agreement and subject to Bankruptcy Court approval. In March 2005, the Creditors Committee informed us that it was not proceeding with the negotiation of a definitive agreement for the acquisition contemplated by the Letter Agreement. At this time, we do not anticipate that we will pursue further an acquisition of the broadcast assets, including in any subsequent auction of those assets.

      In February 2005, the Debtors commenced solicitation of votes on their First Amended Joint Chapter 11 Plan (as amended through the date of confirmation, the "Plan of Reorganization"). The Plan of Reorganization specifies the treatment of allowed claims against the Debtors and provides for the creation of a liquidating trust (the "Liquidating Trust") to hold all of the Debtors' assets, liquidate any remaining non-cash assets (including the broadcast assets), resolve any disputed claims and make distributions to holders of allowed claims in accordance with the Plan of Reorganization. After several extensions of the confirmation hearing date, the Plan of Reorganization was confirmed by order of the Bankruptcy Court entered April 15, 2005 and became effective on May 5, 2005 (unaudited).

      Pursuant to the Plan of Reorganization, the Debtors elected to assume (that is, continue to perform, and require performance, under) the Support Services Agreement as of the effective date of the Plan of Reorganization. Pegasus Management intends to exercise its termination right thereunder in the

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

second quarter of 2005 and the Support Services Agreement will terminate as to the Debtors 90 days thereafter.

      Pegasus Communications and the Debtors have entered into an agreement on April 14, 2005, approved by order of the Bankruptcy Court entered May 5, 2005 (unaudited), relating to certain tax matters. See further discussion in Note 14
- Income Taxes.

Financial Information of Pegasus Satellite Communications - Deconsolidated after June 2, 2004

      The following condensed consolidated financial statements of Pegasus Satellite Communications have been prepared in conformity with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which requires that liabilities subject to compromise by the Bankruptcy Court be segregated from liabilities not subject to compromise, and that all transactions directly associated with the reorganization, other than those classified within discontinued operations, be identified. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in the Debtors' condensed consolidated financial statements.

      The financial information is also prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Since Pegasus Satellite Communication's results will no longer be consolidated with our results, and we believe it is not probable that we will be obligated to fund any post-petition losses of Pegasus Satellite Communications under principles of consolidation, the material uncertainties related to the Debtors are not expected to impact our income or loss from operations.

      On August 27, 2004, Pegasus Satellite Television completed the sale of its satellite television assets to DIRECTV, Inc., for a purchase price of $988 million. As a result of this sale, the results of operations of Pegasus Satellite Television are classified as discontinued operations. See Note 3 - Discontinued Operations.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                     Pegasus Satellite Communications, Inc.
                             (Debtor-in-Possession)
                      Condensed Consolidated Balance Sheets

                                                                    December 31,
                                                                       2004         December 31,
(in thousands)                                                      (unaudited)         2003
                                                                    ------------    ------------
Current assets                                                      $   431,159     $    99,750
Property and equipment, net                                              13,982          16,794
Intangible assets, net                                                   20,599          12,442
Other noncurrent assets                                                  37,836          72,535
Assets of discontinued operations                                        91,267       1,612,361
                                                                    -----------     -----------
          Total assets                                              $   594,843     $ 1,813,882
                                                                    ===========     ===========

Liabilities not subject to compromise:
    Current liabilities                                             $    24,928     $    53,580
    Long-term debt                                                           --       1,376,854
    Mandatorily redeemable preferred stock                                   --         177,668
    Other noncurrent liabilities                                         48,234         140,799
    Liabilities of discontinued operations                                7,965         119,218
Liabilities subject to compromise (1)                                 1,059,445              --
Liabilities subject to compromise of discontinued operations (2)          4,162              --
Minority interest                                                            --             452
Stockholder's deficit                                                  (549,891)        (54,689)
                                                                    -----------     -----------
          Total liabilities and stockholder's deficit               $   594,843     $ 1,813,882
                                                                    ===========     ===========

(1) Liabilities subject to compromise consist of the following (unaudited, in thousands):

        Unsecured debt and interest                          $   934,467
        Mandatorily redeemable preferred stock, including
          accrued dividends                                      124,229
        Accrued expenses and other                                   749
                                                             -----------
                                                             $ 1,059,445
                                                             ===========

(2) Liabilities subject to compromise of discontinued operations consist of the following (unaudited, in thousands):

        Accounts payable and accrued expenses                $     1,362
        Contract rejection damages                                 2,800
                                                             -----------
                                                             $     4,162
                                                             ===========

      Pegasus Satellite Communications' balance sheet at December 31, 2003 included a $45.7 million note payable to Pegasus Communications, and $92.2 million of mandatorily redeemable preferred stock owned by Pegasus Communications along with $23.5 million in associated accrued dividends. Both the note payable and accrued dividends were classified within "other noncurrent liabilities". Pursuant to the Global Settlement Agreement, in 2004 Pegasus Communications agreed to release its claims to the note payable and the mandatorily redeemable preferred stock (including accrued dividends), effective when the sale to DIRECTV occurred. Pegasus Satellite Communications' balance sheets at December 31, 2004 (unaudited) and 2003 also included 1,315,208 shares, with a cost of $9.9 million, of Pegasus Satellite's ownership of Pegasus Communications' Class A common stock classified within "other noncurrent assets".

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                     Pegasus Satellite Communications, Inc.
                             (Debtor-in-Possession)
                 Condensed Consolidated Statements of Operations

                                                                  Twelve months ended
(in thousands)                                                        December 31,
                                                           2004           2003           2002
                                                        (unaudited)
                                                        ----------     ----------     ----------
Broadcast television net revenues                       $   32,722     $   30,716     $   31,505
Broadcast television operating expenses                     28,282         30,489         32,820
Other operating expenses, excluding reorganization
items                                                       29,041         22,896         18,548
Reorganization items                                        67,361             --             --
                                                        ----------     ----------     ----------
Loss from operations                                       (91,962)       (22,669)       (19,863)
Interest and other income (expense), net                    (1,161)          (340)        14,378
Net income tax (expense) benefit                                --           (174)         1,876
Loss from discontinued operations, net of income tax
    expense of $10,455 in 2004 and income tax
    benefit of $33,466 in 2002                            (558,369)      (113,472)      (100,101)
Cumulative effect of consolidating variable interest
entities                                                    (2,127)            --             --
                                                        ----------     ----------     ----------
Net loss                                                $ (653,619)    $ (136,655)    $ (103,710)
                                                        ==========     ==========     ==========

      Reorganization items are expense or income items that are incurred or realized by the Debtors because they are in reorganization, and are not included in discontinued operations. These items include, but are not limited to, professional and other fees directly related to the bankruptcy proceedings, loss accruals or gains or losses resulting from reorganization activities, and interest earned on cash accumulated by the Debtors.

      Reorganization items were as follows for the period from the Filing Date through December 31, 2004 (unaudited, in thousands):

     Legal services                                                    $ 12,141
     Advisory services                                                    4,681
     Accelerated amortization of certain deferred financing costs (1)    15,622
     Accelerated amortization of certain deferred financing costs and
     prepayment penalties (2)                                            38,002
     Interest income                                                     (3,280)
     Other                                                                  195
                                                                       --------
                                                                       $ 67,361
                                                                       ========

      (1) As required by SOP 90-7, the Debtors' pre-petition debt and mandatorily redeemable preferred stock that are subject to compromise were adjusted to the allowed amount. Accordingly, the Debtors accelerated the amortization of debt related premiums, discounts, and issuance costs and recorded a net expense of approximately $15.6 million in reorganization items.

      (2) After the Filing Date, the Debtors repaid $515.9 million of secured debt using the proceeds from the sale of the direct satellite television assets. As a result of this repayment, Pegasus

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Satellite Communications accelerated amortization of debt related premiums, discounts and issuance costs of $26.7 million and incurred $11.3 million of prepayment penalties.

      In accordance with SOP 90-7, the Debtors ceased to record interest expense on unsecured debt after the Filing Date.

      We continue to provide certain support services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors pay us for such services based on our actual cost to provide the services, which cost is determined based on a methodology specified in a Support Services Agreement approved by the Bankruptcy Court. For the period from June 3, 2004 through December 31, 2004, these services aggregated $17.0 million, including $5.2 million of allocated corporate expense-related support services, $5.9 million of allocated other expense-related support services and $5.9 million of direct costs that we incurred on behalf of the Debtors and that were reimbursable to us.

      As of December 31, 2004, we had a $1.6 million receivable due from the Debtors related to the Support Services Agreement, including certain direct costs of the Debtors reimbursable to us in accordance with the Support Services Agreement.

      As noted above, Pegasus Management intends to exercise its termination right under the Support Services Agreement in the second quarter of 2005, and the Support Services Agreement will terminate not later than 90 days thereafter.

2.    Summary of Significant Accounting Policies

Basis of Presentation

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Except as noted below under "Deconsolidation of Pegasus Satellite Communications", our financial statements include, on a consolidated basis, the accounts of Pegasus Communications, its direct and indirect subsidiaries, and variable interest entities in which we are deemed to hold the primary beneficial interest. All intercompany transactions and balances between consolidated entities have been eliminated. Investments in other entities in which we do not have a significant or controlling interest are accounted for using the cost method. Prior to March 31, 2004, our investment in an entity in which we exercised significant influence but owned less than or equal to 50% was accounted for under the equity method (see Consolidation of Variable Interest Entities and Investment in affiliate below). Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

      The balance in minority interest at December 31, 2004 represents holdings by entities controlled by Marshall W. Pagon in Pegasus PCS Partners, a variable interest entity that we have determined we are the primary beneficiary of (see Investment in Affiliate below). Minority interest at December 31, 2003 represented an interest in a partnership that Pegasus Satellite consolidated. Pegasus Satellite Television acquired the minority interest immediately prior to the sale of its direct broadcast satellite business to DIRECTV.

Deconsolidation of Pegasus Satellite Communications

      As a result of their June 2, 2004 Chapter 11 filing, the operations of the Debtors became subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite Communications became restricted. Consequently, under generally accepted accounting principles, the financial results of Pegasus Satellite Communications are included in our consolidated results only through

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Filing Date. Subsequent to the Filing Date, Pegasus Satellite Communications has been deconsolidated from our balance sheet, our negative investment in Pegasus Satellite of $413 million is presented using the cost method, and we no longer consolidate or record earnings or losses from Pegasus Satellite Communications' operations that occur after the Filing Date.

      Prior to the deconsolidation of Pegasus Satellite Communications, Pegasus Communications had investments in Pegasus Satellite's common stock and its 12-3/4% Series mandatorily redeemable preferred stock (including accrued dividends), as well as a note receivable from Pegasus Satellite, all of which were eliminated in consolidation. Pursuant to the Global Settlement Agreement, we released our claims to the note receivable and dividends or other amounts due and owing in respect of the mandatorily redeemable preferred stock, effective when the sale to DIRECTV occurred. The Plan of Reorganization provides that mandatorily redeemable preferred stock will be cancelled on the effective date. At December 31, 2004, we aggregated our investment in Pegasus Satellite's common stock, as well as the deferred loss from the release of our claims, in the $413 million negative investment in Pegasus Satellite.

      Since Pegasus Satellite Communications' results have been deconsolidated and we believe that it is not probable that we will be obligated to fund any post-petition losses of the Debtors, any adjustments reflected in Pegasus Satellite Communications' financial statements subsequent to the Filing Date relating to the recoverability and classification of recorded asset amounts, classification of liabilities, or adjustments made for loss contingencies and other matters are not expected to affect our results of operations.

      The Bankruptcy Court confirmed the Plan of Reorganization by order entered April 15, 2005, and the Plan of Reorganization became effective on May 5, 2005 (unaudited). We anticipate that our negative investment in Pegasus Satellite will be reversed and recognized in our Consolidated Statement of Operations and Comprehensive Income (Loss) in the second quarter of 2005. See Note 1 - Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code.

      As discussed in Note 1 - Financial Information of Pegasus Satellite Communications, we provided certain services to the Debtors in the post-Filing period pursuant to the Support Services Agreement. We are currently assessing the appropriate level of corporate and administrative services required to support our operations following our intended exercise of our termination rights under the Support Services Agreement in the second quarter of 2005 and the termination of the Support Services Agreement not later than 90 days thereafter.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to: useful lives and recoverability of our long lived assets, including intangible assets consisting of licenses and intellectual property rights; valuation allowances associated with deferred income tax assets; valuation of stock-based compensation subject to FAS 123, as hereinafter defined; allowance for doubtful accounts, and amounts associated with barter transactions.

Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. We have cash balances in excess of the federally insured limits at various banks and investment firms.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Cash

      At December 31, 2003, restricted cash consisted primarily of amounts collateralizing outstanding letters of credit (see Note 10). The underlying obligations were deconsolidated at the Filing Date.

Short-term Investments

      Short-term investments include auction rate securities and corporate bonds with initial maturities in excess of three months. They are available to fund current operations and are readily converted into cash with minimal market risk. We consider these investments to be "available-for-sale" securities as contemplated by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), and accordingly report them at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The fair value of these instruments approximates cost plus accrued interest. Cash flows from purchases, sales and maturities of our short-term investments are classified as cash flows from investing activities and reported gross in our consolidated statements of cash flows.

      At December 31, 2003, we reclassified $47.1 million of short-term investments from cash and cash equivalents to conform to the current year classification.

Trade Receivables and Related Allowance for Doubtful Accounts

      Trade receivables of our wireless broadband business are primarily comprised of unpaid subscriber billings and applicable sales taxes net of an estimated provision for uncollectible accounts. Wireless broadband subscription services are generally billed month to month on a staggered basis throughout the month and are billed in advance of services to be rendered for the month. Since wireless broadband subscription services are billed in advance, revenue is deferred until the services are rendered.

      Trade receivables of our broadcast television business, which was deconsolidated at the Filing Date, were primarily comprised of unpaid billings for advertisements aired by our stations net of an estimated provision for uncollectible accounts. Broadcast television advertisers were generally billed for the advertisements after the advertisements had been aired.

      Estimates of the allowance for doubtful accounts are based on an assessment of historical account collection experience and trends applied to an accounts receivable aging and/or specifically identified accounts. The allowance is periodically reviewed for sufficiency, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Trade receivables are written off after exhaustion of all reasonable collection efforts, with an offsetting adjustment to the allowance for doubtful accounts.

Property and Equipment

      Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations.

      Expenditures for major renewals and betterments that extend the useful lives of the related assets are capitalized and depreciated. Expenditures for repairs and maintenance are charged to expense when incurred. Depreciation is computed for financial reporting purposes using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or life of the related asset to which the improvement was made.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Construction-in-progress for digital equipment upgrades that enabled our television stations to broadcast digital signals were capitalized. Depreciation for this equipment began once a digital signal could be transmitted by the station.

Goodwill

      At December 31, 2003, total goodwill had a carrying amount of $15 million and was included in "other noncurrent assets" on our consolidated balance sheet. This balance was entirely associated with our broadcast television operations and was deconsolidated at the Filing Date. In accordance with Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" ("FAS 142"), goodwill was not subject to amortization commencing with our adoption of FAS 142 on January 1, 2002.

Intangible Assets

      Intangible assets are stated at cost. The cost and related accumulated amortization of assets sold, retired, or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Amortization of intangible assets with finite lives is computed for financial reporting purposes using the straight-line method based upon the estimated useful lives of the assets.

      Our significant intangible assets include: 34 FCC licenses (the "700 MHz Licenses") to provide terrestrial communications services in the 700 MHZ spectrum; and intellectual property rights licensed from Personalized Media that provide us with an exclusive field of use with respect to Personalized Media's patent portfolio concerning the distribution of satellite services from specified orbital locations.

      We obtained our 700 MHz Licenses through FCC auctions between September 2000 and January 2001. The initial term of the 700 MHz Licenses run through January 1, 2015, at which time they are subject to renewal. We amortize our 700 MHz Licenses over their initial term of approximately 14 years ending January 1, 2015.

      We entered into our license arrangement with Personalized Media on January 13, 2000. The Personalized Media license is being amortized over an approximate 15-year period from January 13, 2000 until December 31, 2014, based on our estimate of the life of the technology underlying the patent portfolio and the patent applications.

      Intangible assets also include broadcast licenses, almost all of which had been deconsolidated at the Filing Date. We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses could be routinely renewed indefinitely with little cost. In accordance with FAS 142, these intangible assets with indefinite lives were not subject to amortization.

Program License Rights

      Program rights of our broadcast television business, which had been deconsolidated at the Filing Date, represented costs incurred for the right to broadcast certain features and syndicated television programs. Program rights were stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The cost of such program rights and the corresponding liability were recorded when the initial program became available for broadcast under the contract. Generally, program rights were amortized over the life of the contract on a straight-line basis. The portion of the cost estimated to be amortized within one year and after one year was reflected in the balance sheets as current and non-current assets, respectively. The gross payments under these contracts that were due within one year and after one year were similarly classified as current and non-current liabilities. Program rights were evaluated on a quarterly basis to determine if revenues being generated by the programs were sufficient to

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cover the amortization expense of the programs. If the revenues were insufficient, the asset was deemed to be impaired and the carrying value of the asset was reduced to the net present value of its future expected revenues.

Impairment of Long-Lived Assets

      Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. For long-lived assets that are not depreciable or amortizable, an impairment loss is recognized for the excess of carrying amount over fair value. For long-lived assets that are depreciable or amortizable, an impairment loss is recognized only when the carrying amount of the asset exceeds its fair value and the carrying amount is not recoverable on an undiscounted basis. Long-lived assets that are not depreciable or amortizable are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Long-lived assets that are depreciable or amortizable are reviewed for impairment whenever events or circumstances suggest the carrying amounts may not be recoverable.

      Our long-lived assets that are depreciable or amortizable primarily consist of various licenses, including the 700 MHz Licenses and intellectual property licensed from Personalized Media, and property and equipment. Our long-lived assets that were not depreciable or amortizable, almost all of which were deconsolidated at June 2, 2004, consisted of broadcast licenses and broadcast-related goodwill.

      During 2004, we recorded certain impairment charges, the most significant of which was $430 million within discontinued operations related to our direct broadcast satellite rights and other direct broadcast satellite assets. See Notes 3 and 13.

Deferred Financing Costs

      Financing costs incurred in obtaining long term financing are deferred and amortized to interest expense over the term of the related financing. We use the effective interest method to amortize these costs. All of our deferred financing costs were associated with debt of Pegasus Satellite Communications, and any unamortized balances were deconsolidated at June 2, 2004. Deferred financing costs of $31.3 million were included in "other noncurrent assets" at December 31, 2003, net of accumulated amortization of $31.8 million.

Broadcast Television Assets Sale/Leaseback Transaction

      Prior to the deconsolidation of Pegasus Satellite, we retained a continuing interest in broadcast television assets that had been sold and leased back. This sale/leaseback was accounted for under the financing method in which we continued to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale. In accordance with certain requirements of the financing method, lease payments for the assets leased back were charged to interest expense. The amount of interest expense recorded for the sale/leaseback assets was insignificant in each of 2004, 2003, and 2002.

Revenues

      Principal revenue of our wireless broadband internet service is earned by providing our service on a subscription basis.

      Principal revenue of the broadcast television business was earned by selling advertising airtime. We recognized this revenue, net of agency commissions, when the advertising spots were aired.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Broadcast Television Barter Transactions

      The broadcast television stations that we owned and operated obtained programming for viewing from the networks they were affiliated with, as well as from independent producers and syndicators. Broadcast television barter transactions represent the exchange of advertising time for programming, except those involving the exchange of advertising time for network programming. We did not report revenue or expenses for barter transactions involving the exchange of advertising time for network programming. Barter transactions were reported at the fair market value of the advertising time relinquished for non-network programming. Barter programming revenue and the related programming expense were recognized at the time that the advertisement was broadcast. For 2004, 2003, and 2002, $2.6 million, $7.4 million, and $8.6 million, respectively, related to barter transactions were included in revenue and programming expense of broadcast television and other operations in our consolidated statements of operations and comprehensive loss. For the full twelve months ended December 31, 2004, Pegasus Satellite Communications reported $6.6 million (unaudited) related to barter transactions in revenues and operating expense of broadcast television in its separate financial statements included in Note 1.

Allocation of Interest Expense to Discontinued Operations

      In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24"), we and Pegasus Satellite Communications allocated interest expense to discontinued operations based on a pro rata calculation of net assets of the discontinued business to consolidated net assets. This allocation resulted in different interest expense amounts for the discontinued operations of Pegasus Communications Corporation and Pegasus Satellite Communications due to the different amounts of interest expense incurred by each as a result of the elimination of inter-company interest expense.

Deferred Income Taxes

      We account for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that we expect will be in effect when the underlying assets or liabilities settle. A valuation allowance is recorded for a deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized.

      Due to the deconsolidation of Pegasus Satellite Communications and the fact that we now account for our negative investment in Pegasus Satellite of $413 million using the cost method, we recorded a deferred tax asset, fully offset by a valuation allowance, for the difference between the tax basis and book basis of our investment in Pegasus Satellite.

Net Loss Applicable to Common Shares and Computation of Per Common Share Amounts

      Net loss applicable to common shares equals net loss as reported adjusted by certain preferred stock-related activity. The computations of net loss applicable to common shares for 2004, 2003, and 2002 was as follows (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                           2004           2003           2002
                                                                       (Restated -    (Restated -
                                                                       See Note 4)    See Note 4)
                                                        ----------     -----------    -----------
Loss before discontinued operations and cumulative
     effect of consolidating variable interest
     entities                                           $  (53,762)    $  (51,840)    $  (53,329)
                                                        ----------     ----------     ----------
Preferred stock-related adjustments:
    Accumulated and accrued dividends on preferred
    stock and redeemable preferred stock                   (12,726)       (12,856)       (15,325)
    Accumulated dividends issued in exchange of
    Series C for Series D preferred stock                   (1,609)            --             --
    Gains associated with redemptions of preferred
    stocks                                                   7,127            360        159,495
    Deemed dividends associated with preferred stock            --             --          1,572
                                                        ----------     ----------     ----------
    Total preferred stock-related adjustments               (7,208)       (12,496)       145,742
                                                        ----------     ----------     ----------
(Loss) income from continuing operations applicable
     to common shares                                      (60,970)       (64,336)        92,413
Loss from discontinued operations                         (490,621)      (102,304)      (118,561)
Cumulative effect of consolidating variable interest
entities                                                    (2,127)            --             --
                                                        ----------     ----------     ----------
Net loss applicable to common shares                    $ (553,718)    $ (166,640)    $  (26,148)
                                                        ==========     ==========     ==========

      Basic per share amounts exclude dilution and are computed by dividing
(loss) income from continuing operations applicable to common shares, loss from discontinued operations, and cumulative effect of consolidating variable interest entities, respectively, by the basic weighted average number of common shares outstanding during the periods reported. The basic weighted average number of common shares outstanding is based upon the number of shares of Class A, Class B, and Nonvoting common stock outstanding during the periods reported.

      Diluted per share amounts reflect the potential dilution that could occur to (loss) income from continuing operations available to common shares if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares of 3.6 million, 4.7 million, and 1.9 million at December 31, 2004, 2003 and 2002, respectively, are excluded from the computation because they had an anti-dilutive effect on (loss) income from continuing operations available to common shares during the periods presented. Diluted per share amounts are computed by dividing diluted (loss) income from continuing operations applicable to common shares, loss from discontinued operations, and cumulative effect of consolidating variable interest entities, respectively, by the diluted weighted average number of common shares outstanding during the periods reported.

      A reconciliation of the numerator and denominator of the basic and diluted per-share computations of (loss) income from continuing operations available to common shares follows.

                                                          2004           2003            2002
                                                                      (Restated -     (Restated -
                                                                      See Note 4)     See Note 4)
                                                       ----------     -----------     -----------
Numerator:
Basic (loss) income from continuing operations
     applicable to common shares                       $  (60,970)    $  (64,336)    $   92,413
Adjustments for dilutive securities (1):
   Accumulated dividends on Series C convertible
     preferred stock                                           --             --          2,518
   Gain associated with redemption of Series C
     convertible preferred stock                               --             --        (70,964)
                                                       ----------     ----------     ----------
Diluted (loss) income from continuing operations
applicable to common shares                            $  (60,970)    $  (64,336)    $   23,967
                                                       ==========     ==========     ==========
Denominator:
Basic weighted average number of common shares
     outstanding                                           12,323         11,424         11,958
                                                       ----------     ----------     ----------
Effect of dilutive securities (1):
    Stock options                                              --             --             25
    Series C convertible preferred stock                       --             --            132
                                                       ----------     ----------     ----------
    Total effect of dilutive securities                        --             --            157
                                                       ----------     ----------     ----------
Diluted weighted average number of common shares
outstanding                                                12,323         11,424         12,115
                                                       ==========     ==========     ==========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Amounts not included in 2004 or 2003 because they are antidilutive due to our loss from continuing operations applicable to common shares.

Stock Based Compensation

      Except as noted below, we account for stock-based employee compensation plans, described more fully in Note 18 - Stock Plans, using the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The plans under which these are issued are fixed award plans. Compensation expense with respect to stock options is recognized for the excess, if any, of the fair value of the underlying stock at the date of grant of the option over the exercise price of the option. No compensation expense is recognized for stock purchased by employees through the employee stock purchase plan. Compensation expense with respect to restricted stock and 401K matching contributions is the fair value of the stock at the date of award since the recipient does not pay anything to receive the stock, and is recognized ratably over the period that the underlying award vests.

      Employees of the Debtor entities participate in our stock-based compensation plans. For these employees, unvested balances at the Filing Date and post-Filing Date issuances are accounted for using the fair value method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") since the Debtors' employees are not considered employees of Pegasus Communications Corporation for purposes of APB 25. We charge the resulting compensation cost to a receivable due from the Debtors.

      The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                 2004            2003            2002
                                                             -----------     -----------     -----------
                                                                             (Restated -     (Restated -
                                                                             See Note 4)     See Note 4)
Net loss                                                     $  (546,510)    $  (154,144)    $  (171,890)

Add all stock based employee compensation expense, net
  of income tax, included in net income, as reported               4,811           3,567             885

Deduct all stock based employee compensation expense,
  net of income tax, determined under fair value method           (9,809)         (8,927)         (4,472)
                                                             -----------     -----------     -----------
Net loss, pro forma                                          $  (551,508)    $  (159,504)    $  (175,477)
                                                             ===========     ===========     ===========
Basic and diluted per common share amounts:
   Net loss applicable to common shares:
        Basic                                                $    (44.93)    $    (14.59)    $     (2.18)
        Diluted                                                   (44.93)         (14.59)          (7.81)
   Net loss applicable to common shares, pro forma:
        Basic                                                     (45.34)         (15.06)          (2.49)
        Diluted                                                   (45.34)         (15.06)          (8.10)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Note 18 contains the assumptions used in developing the stock based employee compensation expense under the fair value method used in the above table.

Accretion on Notes Issued at a Discount and Amortization of Premium and Discount on Other Notes

      All notes having an associated discount or premium are or were obligations of Debtor entities and consequently have been deconsolidated subsequent to the Filing Date.

      For Pegasus Satellite's 13-1/2% senior subordinated discount notes due March 2007, the discount from their full face value was accreted to interest expense and the carrying amount of the notes by Pegasus Satellite over the discount period that ended with the date that cash interest began to accrue, at which time the carrying amount of the notes equaled their full face value. Cash interest began to accrue for these notes in March 2004.

      Discount or premium recognized on other notes issued were amortized to interest expense and the carrying amount of the notes over the term of the related notes at the effective rate of interest of the notes when issued.

Mandatorily Redeemable Preferred Stock

      We adopted Statement of Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150") on July 1, 2003, and applied its provisions to Pegasus Satellite's 12-3/4% preferred series which was mandatorily redeemable on January 1, 2007 at its liquidation preference value, plus accrued and unpaid dividends on that date. Accordingly, in periods after our adoption of FAS 150 and prior to the deconsolidation of Pegasus Satellite, we classified the combined liquidation preference value and unamortized original issue discount for the series as a noncurrent liability in "Mandatorily redeemable preferred stock" on the balance sheet, and also classified dividends accrued and unpaid for the series as noncurrent liabilities separate from the carrying amount of the stock. In periods after our adoption of FAS 150 and prior to the deconsolidation of Pegasus Satellite, we charged accrued dividends to interest expense and accreted the discount, representing the difference between the carrying amount and the full liquidation preference, to interest expense and to the carrying amount of the preferred stock over a period that ended with the date that the stock first became redeemable. The dividends for this series were classified as noncurrent because we had the ability and intent not to declare or pay the dividends within the next 12 months. Dividends accrued and accretion of discount for the series in 2002 and in the 2003 period prior to our adoption of FAS 150 were charged to our consolidated statements of operations as restated (see Note 4). The mandatorily redeemable preferred stock was deconsolidated as of the Filing Date.

Dividends and Accretion on Redeemable Preferred Stock

      The carrying amounts of Pegasus Communications' redeemable preferred stock were periodically increased by dividends not currently declared or paid but which would be payable under the redemption or liquidation features. The increases in carrying amounts were effected by charges to additional paid in capital, in the absence of retained earnings. Accrued dividends that were subsequently declared and payable in cash were deducted from the carrying amount of the redeemable preferred stock and classified as dividends payable in current liabilities.

      Redeemable preferred stock issued at a discount from its full liquidation preference value is initially recorded at the amount of the discounted cash proceeds or consideration received. When redemption of a series is known or probable, the discount is accreted to the date of redemption.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. We maintain cash, cash equivalents and short-term investments with various high credit qualified financial institutions, and apply stringent investment guidelines regarding types of securities, credit ratings, maturities and concentration limits in any individual security. Consequently, we believe that any credit risk with respect to cash, cash equivalents and short-term investments is limited. At December 31, 2004, $41 million of our cash, cash equivalents and short-term investments were concentrated in an investment portfolio consisting of money market funds, high-grade corporate bonds and high-grade taxable auction securities. A leading global investment banking, securities trading and brokerage firm managed this investment portfolio.

Consolidation of Variable Interest Entities

      Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was originally issued by the Financial Accounting Standards Board ("FASB") in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Effective March 31, 2004, we adopted the provisions of FIN 46 and initially consolidated both PCS Partners (see Investment in Affiliate below) and the KB Prime Media Companies. The consolidation of KB Prime Media Companies as a variable interest entity resulted in a cumulative effect change of a $2.1 million loss or $0.17 cents per share for 2004. As a result of the bankruptcy filing of Pegasus Media and its subsequent deconsolidation from our financial statements, the results of operations and the balance sheet of the KB Prime Media Companies are no longer included in our financial statements subsequent to the Filing Date.

Investment in Affiliate

      Pegasus Development has a limited partnership interest in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"). Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. Presently, Pegasus PCS Partners' activities consist principally of investments in related companies, and its assets consist principally of senior preferred equity interests in Pegasus Capital Holdings, LLC ("PCH LLC"), and 85,472 Class B Shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2004, PCH LLC's only assets consisted of direct and indirect investments in 1,684,267 Class B shares of Pegasus Communications, as well as an indirect interest in 71,000 Class A shares of Pegasus Communications. As of December 31, 2003, PCH LLC's only assets consisted of direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications.

      As previously discussed, we consolidated Pegasus PCS Partners effective March 31, 2004 pursuant to FIN 46. Pegasus PCS Partners' $14.0 million investment in PCH LLC at December 31, 2004 and Pegasus Developments' $12.0 million investment in PCS Partners at December 31, 2003 are classified within equity since assets of PCH LLC and Pegasus PCS Partners effectively consist principally of direct and indirect investments in equity of Pegasus Communications. As a component of equity, these investments are not tested for impairment nor are any gains or losses of the related partnerships recognized by us. The fair value of Pegasus PCS Partners' investment in PCH LLC at December 31, 2004 was $13.5 million. The fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 was $15.8 million.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("FAS 153"), effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. FAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of FAS No. 153 is not expected to have any impact on our financial condition or results of operations.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R , "Share-Based Payments" ("FAS 123R"'), a revision of FAS 123 that requires compensation cost related to share-based payments to be recognized in the financial statements using a fair value method, and eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in FAS 123. We will adopt FAS 123R on January 1, 2006 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. The initial adoption of FAS 123R is expected to have minimal impact on our financial condition and results of operations since all of our outstanding options at December 31, 2004 were fully vested primarily as a consequence of the change in control in 2004, and activity in our employee stock purchase plan has recently been at level that would not have a material impact (see Note 18 - Stock Plans). The future impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See Stock Based Compensation above for our calculation of the pro forma disclosures currently required by FAS 123; however, it must be noted that these are not representative of potential future impacts due to the deconsolidation of Pegasus Satellite Communications and the significant change in our operating business.

      In September 2004, the EITF issued Statement No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computation regardless of whether the market price contingency contained n the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent possible. The adoption of this statement did not have an effect on our calculation of earnings per share.

      In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on our calculation of earnings per share.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Discontinued Operations

      On August 27, 2004, Pegasus Satellite Television sold substantially all of its satellite television assets to DIRECTV, Inc., for a purchase price of $988 million. Following the closing, Pegasus Satellite Television continued to provide certain services to DIRECTV, Inc. to assure uninterrupted delivery of DIRECTV programming to Pegasus Satellite Television's former subscribers while these subscribers were being transitioned over to DIRECTV, Inc. The migration was completed as of October 31, 2004.

      As a consequence of this sale, Pegasus Satellite Television's operations prior to the Filing Date are classified as discontinued for all periods presented in our statements of operations and comprehensive loss, and its aggregate assets and liabilities of discontinued operations are shown separately in our consolidated balance sheet as of December 31, 2003. As discussed in Note 2 - Deconsolidation of Pegasus Satellite Communications, we no longer consolidate Pegasus Satellite Communications' (including Pegasus Satellite Television) financial results and balance sheets after the Filing Date.

      Pegasus Satellite Television's operations and aggregate assets and liabilities are also shown as discontinued operations in Pegasus Satellite Communications' condensed financial statements included in Note 1 - Financial Information of Pegasus Satellite Communications.

      Subsequent to its deconsolidation, Pegasus Satellite Television recorded a pre-tax loss of $4.9 million (unaudited) on the sale of the satellite television assets, recorded retention and severance expenses of $6.6 million (unaudited), and adjusted the carrying value of satellite television property and equipment and other assets not sold to DIRECTV, Inc. to their net realizable value, which resulted in a loss of $17.0 million (unaudited). Pegasus Satellite Television also recorded an income tax expense of $10.5 million (unaudited) resulting from the sale of the satellite television assets. These amounts are reported as part of the loss from discontinued operations in Pegasus Satellite Communications' condensed consolidated statements of operations included in Note 1 - Financial Information of Pegasus Satellite Communications. They are not included in our consolidated results.

      As a result of the NRTC's June 2, 2004 termination of the exclusive rights of Pegasus Satellite Television, Inc. and certain of its affiliates to distribute DIRECTV services in specified rural territories in the United States effective August 31, 2004 (see Note 1 - Proceedings Under Chapter 11 Proceedings), we performed an analysis of our direct broadcast satellite rights and other direct broadcast satellite assets to determine whether any impairment had occurred. We determined that the carrying amount of the asset group exceeded the asset group's estimated, probability-weighted, undiscounted cash flows as of June 2, 2004. Accordingly, Pegasus Satellite Television recorded an impairment charge of $429.6 million prior to its deconsolidation from Pegasus Communications Corporation. This charge is reported as part of the loss from discontinued operations in our consolidated financial statements, as well as in Pegasus Satellite Communications' condensed statement of operations included in
Note 1.

      In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," we and Pegasus Satellite Communications allocated interest expense to discontinued operations based on a pro rata calculation of net assets of the discontinued business to consolidated net assets. This allocation resulted in different interest expense amounts for the discontinued operations of Pegasus Communications Corporation and Pegasus Satellite Communications due to the different amounts of interest expense incurred by each as a result of the elimination of intercompany interest expense. For Pegasus Communications Corporation, interest expense of $74.2 million, $152.9 million, and $142.4 million was allocated to discontinued operations in 2004, 2003 and 2002, respectively. For Pegasus Satellite Communications, interest expense (unaudited) of $102.4 million, $164.0 million, and $145.7 million was allocated to discontinued operations in 2004, 2003, and 2002, respectively.

      In 2003, we completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and we recognized a net gain on the sales of $10.3 million.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in our and Pegasus Satellite Communications' statements of operations and comprehensive loss.

      In a separate but concurrent transaction to the sale of the Mississippi stations, we waived our rights under an option agreement to acquire a broadcast television construction permit held by KB Prime Media and consented to the sale of the permit by KB Prime Media to an unaffiliated party. As consideration for our waiver and consent, we received $1.5 million that we recorded as "other nonoperating income". In association with this transaction, $2.6 million of our cash collateralizing certain debt of KB Prime Media was released. Pegasus Satellite is party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall
W. Pagon, chairman of the board of directors and chief executive officer of Pegasus Satellite Communications and Pegasus Communications Corporation. KB Prime Media is one of the KB Companies.

      Pegasus Satellite Communications ceased operating its Pegasus Express business in 2002. Accordingly, the operations for this business for 2002 were classified as discontinued in the statement of operations and comprehensive loss.

      Aggregate revenues and pretax loss from discontinued operations (including operations of Pegasus Satellite Television through June 2, 2004) included in our consolidated statements of operations were as follows (in thousands):

                                                Twelve Months Ended
                                                   December 31,
                                     ------------------------------------------
                                        2004            2003            2002
                                     ----------      ----------      ----------

Revenues                             $  335,621      $  832,744      $  873,180
Pretax loss                            (490,621)       (102,304)       (130,041)

      Aggregate revenues and pretax loss from discontinued operations included in Pegasus Satellite Communications' condensed consolidated statements of operations in Note 1 were as follows ( in thousands):

                                                Twelve Months Ended
                                                    December 31,
                                     ------------------------------------------
                                        2004            2003             2002
                                     (unaudited)
                                     ----------      ----------      ----------

Revenues                             $  516,352      $  832,744      $  873,180
Pretax loss                            (547,914)       (113,472)       (133,567)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Assets and liabilities of discontinued operations reported in our consolidated balance sheet as of December 31, 2003 were as follows (in thousands):

                                                               December 31, 2003
                                                               -----------------

Current assets                                                    $    45,356
Property and equipment, net                                            51,623
Intangible assets, net                                              1,436,574
Other noncurrent assets                                                78,808
                                                                  -----------
         Assets of discontinued operations                          1,612,361

Accrued programming fees and commissions                               93,417
Other current liabilities                                              24,277
Other noncurrent liabilities                                            1,524
                                                                  -----------
         Liabilities of discontinued operations                       119,218

      Assets and liabilities of discontinued operations reported in Pegasus Satellite Communications' condensed consolidated balance sheets as of December 31, 2004 and 2003 in Note 1 were as follows (in thousands):

                                                      December 31,  December 31,
                                                         2004          2003
                                                      (unaudited)
                                                      ------------  ------------

Current assets                                        $     2,432   $    45,356
Property and equipment, net                                    --        51,623
Intangible assets, net                                         --     1,436,574
Other noncurrent assets                                    88,835        78,808
                                                      -----------   -----------
         Assets of discontinued operations                 91,267     1,612,361

Accrued programming fees and commissions                       --        93,417
Other current liabilities                                   7,965        24,277
Other noncurrent liabilities                                4,162         1,524
                                                      -----------   -----------
         Liabilities of discontinued operations            12,127       119,218

Liabilities subject to compromise included in other
noncurrent liabilities of discontinued operations           4,162            --

      Assets included in the above table included certain NRTC patronage-related assets (discussed below) of Pegasus Satellite Television, as well as a receivable at December 31, 2004 from DIRECTV arising from the transition services provided subsequent to the sale, as discussed in Note 1 - Proceedings Under Chapter 11 Bankruptcy Proceedings. These assets are for the benefit of creditors and their ultimate disposition will be subject to the bankruptcy process.

      As affiliates of the NRTC, Pegasus Satellite Television and Golden Sky Systems received programming services and paid the NRTC certain fees throughout each year. The fees paid were recorded as programming expenses. Under the NRTC's patronage capital distribution program, Pegasus Satellite Television and Golden Sky Systems were eligible to receive allocations of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of annual patronage distributions. These distributions were composed of both patronage capital certificates, representing equity interest in the NRTC, and cash. Throughout each year, we

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accrued amounts we estimated to receive from the NRTC, with an offsetting reduction to programming expenses. The estimated cash portion of the distribution was recorded in "accounts receivable-other" and the estimated capital portion was recorded as an investment in the NRTC in "other noncurrent assets". Distributions were received in the year subsequent to the year that the accruals are made, and any adjustments to amounts previously accrued were made in the year that distributions were received. At December 31, 2003, Pegasus Satellite Television had accrued $5.5 million in "accounts receivable-other", and its capital investment in the NRTC included in other noncurrent assets, which we deconsolidated at the Filing Date, was $88.8 million (unaudited) and $76.3 million at December 31, 2004 and 2003, respectively.

4.    Restatement of Financial Statements

      We have restated prior period financial statements to correct the accounting for preferred stock. Specifically we: (1) corrected the presentation in the December 31, 2003 balance sheet of our Series C convertible preferred stock from redeemable preferred stock to convertible preferred stock and additional paid in capital, and corrected the balance of the Series C convertible preferred stock and additional paid in capital by removing undeclared dividends previously recorded as the preferred stock is not redeemable; (2) recorded a charge against income in 2003 and 2002 for dividends recorded on our subsidiary's 12 3/4% mandatorily redeemable preferred stock, whereas previously these amounts were deducted from income available to common shareholders; (3) restated our computations of per common share amounts in 2003 and 2002 related to gains associated with redemptions of preferred stocks; (4) restated in the statements of stockholders' equity for 2003 and 2002 the convertible preferred stock and additional paid in capital related to (1) above, and the additional paid in capital and accumulated deficit related to (2) above;
(5) restated certain data in Note 15 - Supplemental Cash Flow Information, and
Note 16 - Financial Instruments related to (1) above; and (6) modified certain other references and disclosures in the notes to the financial statements required to reflect consistently the restatements noted in (1) through (5).

Series C Convertible Preferred Stock

      We previously presented the Series C as redeemable because it was believed that there could have been a situation outside our control in which redemption of the series would be required. In conjunction with the year-end closing process, we reconsidered the terms and conditions of the certificate of designation and it was determined that there are no situations outside our control in which redemption of the series would be required.

      Consequently, at December 31, 2003 we corrected the previously recorded carrying amount for Series C (exclusive of accrued dividends) by reducing "Redeemable preferred stock" by $176.1 million, recording $18 thousand of par value to "Series C convertible preferred stock", and increasing "Additional paid in capital" by $176.1 million. At December 31, 2003, we also reversed undeclared accrued dividends on the Series C of $22.7 million by decreasing "Redeemable preferred stock" and increasing "Additional paid in capital". Because the preferred stock is not redeemable, the accumulated but undeclared dividends need not be included on the balance sheet; however, such accumulated dividends continue to be deducted from income available to common shareholders in computing earnings (loss) per share.

      In addition, at December 31, 2002 we corrected the previously recorded carrying amount for Series C (exclusive of accrued dividends) by reducing "Redeemable preferred stock" by $175.0 million, recording $18 thousand of par value to "Series C convertible preferred stock", and increasing "Additional paid in capital" by $175.0 million. At December 31, 2002, we also reversed undeclared accrued dividends on the Series C of $10.8 million by decreasing "Redeemable preferred stock" and increasing "Additional paid in capital".

      Our consolidated statements of operations and comprehensive loss, including computations of per common share amounts, and consolidated statements of cash flows were not affected as a result of this correction.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends on preferred stock of subsidiary

      As a result of further consideration, we concluded that dividends recorded on Pegasus Satellite's mandatorily redeemable preferred stock should have been a minority interest charge against income in our consolidated statements of operations and comprehensive loss for each of the two fiscal years ended in the period December 31, 2003. The incremental charges against income were approximately $7.0 million and $17.7 million for 2003 and 2002, respectively. Our computations of basic and diluted per common share amounts were not affected as a result of this correction, as the dividends recorded on our subsidiary's mandatorily redeemable preferred stock were previously deducted in arriving at per common share amounts. In addition, our cash and cash equivalents, as well as net cash provided by or used in operating, investing, and financing activities were not affected as a result of this correction.

Gains associated with redemptions of preferred stock

      As a result of further consideration, we concluded that certain gains recognized on redemptions of our Series C convertible preferred stock and our subsidiary's mandatorily redeemable preferred stock should have reduced loss from continuing operations in our computations of per common share amounts in our consolidated statement of operations and comprehensive loss for each of the two years in the period ended December 31, 2003. The gains for 2003 and 2002 totaled $360 thousand and $159.5 million, respectively, and improved basic per common share amounts for both loss from continuing operations and net loss applicable to common share by $0.03 in 2003 and $13.34 in 2002. The gain in 2002 also affected the computation of diluted per common share amounts, as it resulted in income from continuing operations available to common stockholders and the inclusion of potentially dilutive securities, contributing to an improvement in per common share amounts of $7.59 and $7.71 for 2002's loss from continuing operations and net loss applicable to common share, respectively.

      Except for the impacts on per common share amounts, our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows were not affected as a result of this correction.

Summary of Corrections

      These corrections affected amounts previously reported as of December 31, 2003, and for each of the two years in the period ended December 31, 2003. We summarized the effects in the following tables.

                    Selected Consolidated Balance Sheet Data

      (in thousands)                                    December 31, 2003
                                                -------------------------------
                                                As previously
                                                  reported         As restated
                                                -------------------------------

      Redeemable preferred stock                 $    215,501     $     16,713
      Series C convertible preferred stock                 --               18
      Additional paid in capital                    1,149,306        1,390,807
      Accumulated deficit                          (1,020,378)      (1,063,109)
      Total stockholders' equity                      105,330          304,118

               Selected Consolidated Statements of Operations Data

                                                                          2003                          2002
                                                               -------------------------     -------------------------
      (in thousands, except per share amounts)                     As                            As
                                                               previously        As          previously         As
                                                                reported       restated       reported       restated
      Dividends on preferred stock of subsidiary               $       --     $   (6,978)    $       --     $  (17,738)
      Loss before discontinued operations and
          cumulative effect of consolidating
          variable interest entities                              (44,862)       (51,840)       (35,591)       (53,329)
      Loss before cumulative effect of
          consolidating variable interest entities               (147,166)      (154,144)      (154,152)      (171,890)

      Net loss                                                   (147,166)      (154,144)      (154,152)      (171,890)
      Comprehensive loss                                         (147,166)      (154,144)      (155,157)      (172,895)

      (Loss) income from continuing operations
          applicable to common shares                             (64,696)       (64,336)       (67,082)        92,413

      Basic and diluted per common share amounts:
      (Loss) income from continuing operations
      applicable to common shares
            Basic                                                   (5.66)         (5.63)    $    (5.61)          7.73
            Diluted                                                 (5.66)         (5.63)    $    (5.61)          1.98
      Discontinued operations
            Basic                                                   (8.96)         (8.96)         (9.91)         (9.91)
            Diluted                                                 (8.96)         (8.96)         (9.91)         (9.79)
      Net loss applicable to common shares
            Basic                                                  (14.62)        (14.59)        (15.52)         (2.18)
            Diluted                                               $(14.62)       $(14.59)    $   (15.52)    $    (7.81)

      Weighted average number of common shares outstanding:
            Basic                                                  11,424         11,424         11,958         11,958
            Diluted                                                11,424         11,424         11,958         12,115

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          Selected Consolidated Statements of Stockholders' Equity Data

                                                      Number of
                                                       Shares -
                                                       Series C     Series C
                                                     convertible   convertible     Additional                       Total
                                                      preferred     preferred        paid in     Accumulated     Stockholders'
(in thousands)                                          stock         stock          capital       deficit          Equity
                                                     -------------------------------------------------------------------------
AS PREVIOUSLY REPORTED:

January 1, 2002                                              --    $        --     $ 1,006,266   $  (719,060)     $   288,256

Net loss                                                                                            (154,152)        (154,152)
Common stock issued for:
   Conversion of preferred stock                                                         7,728                          7,729
   Payment of preferred stock dividends                                                  5,206                          5,207
Dividends accrued on preferred stocks                                                  (32,331)                       (32,331)
Preferred stock accretion                                                                  (95)                           (95)
Gain on redemption of preferred stock                                                  162,192                        162,192
Original issue costs written off upon conversion
and repurchase of preferred stock                                                       (2,689)                        (2,689)
Repurchases of preferred stock                                                              --                             --

December 31, 2002                                            --             --       1,146,728      (873,212)         269,794

Net loss                                                                                            (147,166)        (147,166)
Common stock issued for:
   Payment of preferred stock dividends                                                     99                             99
Dividends accrued on preferred stocks                                                  (18,599)                       (18,599)
Preferred stock accretion                                                               (1,052)                        (1,052)
Gain on redemption of preferred stock                                                      240                            240
Preferred stock exchanged                                                                   --                             --

December 31, 2003                                            --             --       1,149,306    (1,020,378)         105,330

AS RESTATED:

January 1, 2002                                           2,650    $        27     $ 1,284,330   $  (737,075)     $   548,332

Net loss                                                                                            (171,890)        (171,890)
Common stock issued for:
   Conversion of preferred stock                            (67)            (1)            870                            870
   Payment of preferred stock dividends                                                    899                            900
Dividends accrued on preferred stocks                                                     (910)                          (910)
Preferred stock accretion                                                                   --                             --
Gain on redemption of preferred stock                                                   88,754                         88,754
Original issue costs written off upon conversion
and repurchase of preferred                                                                 --                             --
Repurchases of preferred stock                             (775)            (8)         (6,120)                        (6,128)

December 31, 2002                                         1,808             18       1,368,274      (908,965)         455,605

Net loss                                                                                            (154,144)        (144,144)
Common stock issued for:
   Payment of preferred stock dividends                                                     --                             --
Dividends accrued on preferred stocks                                                     (854)                          (854)
Preferred stock accretion                                                                   --                             --
Gain on redemption of preferred stock                                                       --                             --
Preferred stock exchanged                                    21                          1,497                          1,497

December 31, 2003                                         1,829             18       1,390,807    (1,063,109)         304,118

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                     Selected Statements of Cash Flows Data

      (in thousands)                                2003                          2002
                                         -------------------------    --------------------------
                                             As                            As
                                         previously         As         previously         As
                                          reported       restated       reported       restated
      Net loss                           $ (147,166)    $ (154,144)    $ (154,152)    $ (171,890)
      Dividends on preferred stock of
      subsidiary                                 --          6,978             --         17,738

              Selected Supplemental Cash Flow Information (Note 15)
             Significant non-cash investing and financing activities

                                                                    2003                    2002
                                                          ---------------------    ----------------------
      (in thousands)                                           As                      As
                                                           previously      As      previously     As
                                                            reported    restated    reported    restated
      Preferred stock dividends, accrued and deemed,
         with (increase) decrease of additional paid
         in capital                                         $ 19,834    $    854    $ 31,491      $ (662)

      Net additional paid in capital from repurchases and
         exchanges of preferred stock                            240       1,497     162,192      88,754

      Conversion and induced conversion of preferred stock
         with issuance of Class A common stock                    --          --       7,729         870

      Class A common stock acquired in preferred stock
         exchange                                                 --          --          --       1,917

      Beneficial conversion feature recovered upon
         conversion                                               --          --          --       2,441

5.    Property and Equipment

      Our property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2004 and 2003 (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                      2004         2003
                                                                    --------     --------
Towers, antennas, and related equipment (7 to 20 years)             $  1,160     $  7,630
Television broadcasting and production equipment (7 to 10 years)         139       17,291
Equipment, furniture, and fixtures (5 to 10 years)                     5,360        8,761
Building and improvements (up to 40 years)                             9,691       16,665
Land                                                                   5,500        6,006
Other (5 years)                                                        2,347        3,332
                                                                    --------     --------
                                                                      24,197       59,685
Accumulated depreciation                                              (5,533)     (27,606)
                                                                    --------     --------
Property and equipment, net                                         $ 18,664     $ 32,079
                                                                    ========     ========

      Our total depreciation expense from continuing operations was $2.1 million, $3.9 million, and $19.1 million for 2004, 2003, and 2002, respectively.

6.    Intangible Assets

      The term "intangible asset or assets" means an intangible asset or assets other than goodwill. Intangible assets for our continuing operations, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2004 and 2003 (in thousands):

                                                                     2004         2003
                                                                  ---------    ---------
Assets subject to amortization:
  Cost:
     Licenses:
       700 MHz Licenses (14 years)                                $  95,435    $  95,435
       Intellectual property rights licensed from Personalized
         Media (15 years)                                           112,245      112,245
     Other                                                               23        4,922
                                                                  ---------    ---------
                                                                    207,703      212,602
                                                                  ---------    ---------
  Accumulated amortization:
     Licenses:
       700 MHz Licenses                                              27,752       20,984
       Intellectual property rights licensed from Personalized
         Media                                                       37,410       29,927
     Other                                                                1        3,130
                                                                  ---------    ---------
                                                                     65,163       54,041
                                                                  ---------    ---------
Net assets subject to amortization                                  142,540      158,561
Assets not subject to amortization:
  Broadcast television licenses                                         251       12,670
                                                                  ---------    ---------
Intangible assets, net                                            $ 142,791    $ 171,231
                                                                  =========    =========

      Total amortization expense from our continuing operations was $14.5 million, $14.8 million, and $22.9 million for 2004, 2003, and 2002, respectively.

      The estimated aggregate amount of amortization expense from our continuing operations for intangible assets subject to amortization is $14.3 million for each of the next five years based on the balance of these assets at December 31, 2004.

      The intellectual property rights licensed from Personalized Media are subject to patent infringement litigation (see Note 19 - Patent Infringement Litigation). At this time, we do not believe there are circumstances that would trigger possible near-term impairment adjustments.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Common Stock and Undistributed Earnings of 50% or Less Owned Entities

      At December 31, 2004, Pegasus Communications Corporations had three classes of common stock: Class A, Class B, and Nonvoting. No shares of Nonvoting stock have been issued. Holders of Class A and Class B are entitled to one vote per share and ten votes per share, respectively. We have authorized shares of 250 million for Class A, 30 million for Class B, and 200 million for Nonvoting. Our ability to pay dividends on common stock is subject to certain limitations imposed by our preferred stock. No dividends were declared for any of the classes of common stock during 2004, 2003 or 2002.

      On August 5, 2004, we announced that our Board of Directors had declared a two for one stock split of our common stock, which was effected in the form of a stock dividend for holders of record on August 19, 2004 and was distributed on August 26, 2004. The dividend was effected by a charge to paid in capital in the amount of $67 thousand, the par value of the additional common stock that was issued. As of August 19, 2004, we had 5,736,471 million shares of Class A common stock and 916,380 shares of Class B common stock outstanding, including 657,604 Class A shares held by Pegasus Satellite, our unconsolidated subsidiary; 97,500 Class A shares held by Pegasus Development, our consolidated subsidiary; and 35,500 Class A and 7,236 Class B shares held by Pegasus PCS Partners, a consolidated variable interest entity. All share and per share amounts included herein have been retroactively restated to reflect the impact of the stock split for all periods presented.

      Shares shown as outstanding in our consolidated financial statements as of December 31, 2004 exclude 206,600 Class A shares held by Pegasus Development, our consolidated subsidiary, 29,583 of treasury shares, and 85,472 Class B shares held by Pegasus PCS Partners, a consolidated variable interest entity. Shares outstanding at December 31, 2003 exclude 1,315,208 Class A shares held by Pegasus Satellite and 49,000 Class A shares held by Pegasus Development.

      During 2004, 2003 and 2002, our subsidiaries purchased an aggregate of 157,600, 702,120 and 362,620 shares, respectively, of the Class A common stock from unaffiliated parties for $1.2 million, $6.5 million and $1.9 million, respectively, that we hold as treasury stock. Additionally in 2002, we obtained 299,468 Class A shares in exchange for 8,814 shares of Pegasus Satellite's Series A preferred stock. The value attributed to the common shares obtained in the exchange was $1.9 million.

8. Redeemable and Convertible Preferred Stock (Restated as to certain 2002 and 2003 information; see Note 4)

      As discussed in Note 2 - Dividends and Accretion on Redeemable Preferred Stock, redeemable preferred stock issued at a discount from its full liquidation preference value is initially recorded at the amount of the discounted cash proceeds or consideration received.

Convertible preferred stock

      Our convertible preferred stock consisted of the following at December 31, 2004 and 2003 (dollars in thousands, except par value):

                                                                    2004                        2003
                                                           ------------------------------------------------------
                                                                                                     Liquidation
                                                                                                     Preference
                                                                          Liquidation                (Restated -
                                                             Shares       Preference     Shares      See Note 4)
                                                           ------------------------------------------------------
Series C convertible preferred stock, $0.01 par value,      1,938,796      $ 228,436    1,828,796     $ 203,575
3.0 million shares authorized  ("Series C")

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Each whole share of Series C has a liquidation preference value of $100 plus accumulated and unpaid dividends, and is convertible at any time at the option of the holder into approximately 0.314 shares of Pegasus Communications' Class A common stock. This conversion ratio is subject to adjustment under certain circumstances. Holders of shares of Series C are entitled to receive, when, as and if declared by the Board of Directors out of our assets legally available therefore, dividends at a rate of 6-1/2% subject to declaration quarterly on January 31, April 30, July 31, and October 31 of each year. Dividends may be paid, at the option of Pegasus Communications, in cash, shares of Pegasus Communications' Class A common stock, or a combination thereof. In the past, dividends for this series have all been paid with shares of Class A common stock. Dividends not declared or paid accumulate in arrears until paid, and accumulate without interest. In the event of liquidation, Series C ranks senior to all classes of Pegasus Communications' common stock. At its option, Pegasus Communication may redeem shares of Series C in whole or part at premiums specified in the certificate of designation for this series. Holders of Series C have no voting rights other than those granted by law, except that: 1) holders voting as a class are entitled to elect two directors to the board of directors in the event dividends payable on the series are in arrears for six quarterly periods until such arrearage is paid in full; 2) holders voting as a class are entitled to vote on matters that affect the terms and ranking of the series; and
3) holders voting as a class are entitled to vote on amendments to Pegasus Communications' charter that may adversely affect their rights.

      As permitted by the certificate of designation for the Series C, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. Since January 31, 2002, the board of directors only has declared a dividend of $100 thousand on the series that was paid with shares of our Class A common stock. The total amount of dividends in arrears on Series C at December 31, 2004 was $34.6 million, or $17.82 per share. The Series C dividend of $3.2 million, subject to declaration on January 31, 2005, was not declared.

      The net increase in Series C during 2004 was primarily due to the issuance to an unrelated party in January 2004 of 125,000 shares of Series C, with a fair value of $8.1 million, resulting in the recognition of liquidation preference of $12.5 million, a discount of $4.4 million, and accumulation of $1.6 million of undeclared dividends in arrears. These shares were issued in exchange for all of the remaining 12,500 shares of our Series D having a liquidation value of $12.5 million and $1.0 million in associated dividends in arrears. No cash was transferred in this exchange. The exchange was accounted for at fair value as a capital transaction involving equity securities and accordingly, a gain of $7.1 million was recorded as an adjustment to additional paid in capital. In addition, a beneficial conversion feature of $1.7 million associated with the Series D shares was reversed against additional paid in capital.

      The sale of the satellite television assets to DIRECTV on August 27, 2004 constituted a change of control of Pegasus Communications Corporation as defined in the certificate of designation of the Series C. On August 27, 2004, holders of record of Series C shares were notified of the change in control and the resulting one time option to convert any or all of their Series C shares into shares of Class A common stock at a special conversion price of $170 per share, which corresponds to a conversion ratio of approximated 0.588 shares of Class A common stock per share of Series C preferred stock. This one time option was available for notices of conversion received between September 27, 2004 and October 26, 2004. For any notice of conversion received after this one time option was available, the conversion will occur at a specified conversion price of $318.75 per share, which corresponds to a conversion ratio of approximately
0.314 shares of Class A common stock per share of Series C preferred stock. In October 2004, one conversion of 15,000 Series C shares with a liquidation preference value of $1.7 million into 8,823 Class A common shares occurred.

      At December 31, 2002, Series C consisted of 1,808,114 shares with a liquidation preference of $189.6 million. The net increase in Series C during 2003 was due toto the issuance of 20,682 shares with a fair value of $1.1 million in June 2003 in exchange for shares of Pegasus Satellites' 12-3/4% mandatorily redeemable preferred stock. At December 31, 2001, Series C consisted of 2,650,300 shares

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with a liquidation preference of $265.0 million. The decrease at December 31, 2002 compared to December 31, 2001 was primarily due to a series of negotiated transactions with unaffiliated holders in July 2002 whereby, we purchased 774,682 shares with a liquidation preference of $79.6 million, including accumulated dividends of $2.1 million, for $6.1 million in cash. Shares of this series converted and purchased were canceled and reverted to authorized but undesignated shares of preferred stock. Additionally, in May 2002, 67,504 shares with a liquidation preference of $6.9 million were converted into Class A common stock.

Redeemable Preferred Stock

      Redeemable preferred stock consisted of the following at December 31, 2004 and 2003 (dollars in thousands):

                                                                 2004                  2003
                                                           ---------------------------------------
                                                                     Carrying             Carrying
                                                           Shares     Amount     Shares    Amount
                                                                                         (Restated
                                                                                           - See
                                                                                          Note 4)
                                                           ---------------------------------------
Series D junior convertible participating ("Series D")         --    $    --     12,500    $13,500
Series E junior convertible participating ("Series E")         --         --      2,972      3,213
                                                                     -------               -------
                                                                     $    --               $16,713
                                                                     =======               =======

Series D

      As discussed above, all remaining 12,500 shares of Series D with a liquidation value of $12.5 million and $1.0 million of associated dividends in arrears were exchanged for 125,000 shares of Series C in January 2004.

Series E

      Each share of Series E had a liquidation preference value of $1,000 plus accrued and unpaid dividends, and was convertible at any time at the option of the holder into approximately 3.208 shares of Pegasus Communications' Class A common stock, subject to adjustment under certain circumstances. Holders of shares of Series E were entitled to receive dividends of 4% payable annually on January 1, and dividends not declared accumulated in arrears until paid.

      Through several transactions during 2004, 2,972 shares of Series E with a liquidation preference value of $3.0 million were converted into 9,526 shares of Class A common stock and we paid $305 thousand cash to settle accumulated dividends associated with the converted shares. The conversions were in accordance with the terms of the Series E's certificate of designation.

9.    Mandatorily Redeemable Preferred Stock

      As discussed in Note 2 - Mandatorily Redeemable Preferred Stock, in periods after our adoption of FAS 150, discount, representing the difference between the carrying amount and the full liquidation preference, was accreted by Pegasus Satellite to interest expense and to the carrying amount of the preferred stock over the period that ended January 1, 2007, the date that the stock first became redeemable. Accretion of discount for the series in 2002 and in the 2003 period prior to our adoption of FAS 150 were charged to our consolidated statement of operations, as restated, as "dividends on preferred stock of subsidiary."

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Each whole share of Pegasus Satellite's 12-3/4% series preferred stock had a liquidation preference value of $1,000 plus accrued and unpaid dividends. Semiannual dividends were payable on a cumulative basis when in arrears. On January 1, 2007, Pegasus Satellite was scheduled to redeem all of the shares of the series outstanding at that date at a redemption price equal to the liquidation preference value per share plus accrued and unpaid dividends. The series ranked senior to all other outstanding classes or series of capital stock with respect to dividend rights and rights on liquidation. In 2004, we deconsolidated the 12-3/4% series (see Note 2 - Deconsolidation of Pegasus Satellite Communications) and, pursuant to a global settlement agreement dated July 30, 2004 (see Note 1 - Proceedings Under Chapter 11 of the Bankruptcy
Code), we released Pegasus Satellite from its obligations under 92,156 shares of this series owned by us. Pegasus Satellite also adjusted its carrying amount for the series owned by unaffiliated third parties, included in liabilities subject to compromise on Pegasus Satellite Communications' balance sheet, to $91.8 million (unaudited), and charged reorganization costs for the $5.4 million expense (unaudited) resulting from the carrying value adjustment (see Note 1 -Financial Information of Pegasus Satellite Communications).

      The combined balance of the 12-3/4% series at December 31, 2003 included in our consolidated financial statements was $108.9 million, consisting of $85.5 million classified as mandatorily redeemable preferred stock and $23.4 million of accrued and unpaid dividends classified within other noncurrent liabilities. The liquidation value of the series on a consolidated basis at December 31, 2003, inclusive of accrued and unpaid dividends, was $115.2 million. On a consolidated basis, the number of shares outstanding for the 12-3/4% series was 91,822 at December 31, 2003.

      As permitted by the certificate of designation for this series, the board of directors in its discretion had not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears to unaffiliated parties at December 31, 2003 were $17.5 million, with accrued interest thereon of $2.6 million. An additional $5.9 million of dividends payable on January 1, 2004 to unaffiliated parties were not declared or paid and became in arrears on that date. Dividends not declared accumulated in arrears and incurred interest at a rate of 14.75% per year until paid.

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

10.   Long Term Debt

      As discussed in Note 2 - Deconsolidation of Pegasus Satellite Communications, we only include the financial results of Pegasus Satellite Communications through June 2, 2004 in our Consolidated Statements of Operations and Comprehensive Loss, and have deconsolidated the debt of Pegasus Satellite Communications from our consolidated balance sheets as of June 2, 2004. Furthermore, as discussed in Note 3 - Discontinued Operations, we and Pegasus Satellite Communications allocated interest expense to discontinued operations based on a pro rata calculation of net assets of the discontinued business to consolidated net assets. Our long-term debt consisted of the following at December 31, 2004 and 2003 (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                        December 31,   December 31,
                                                                            2004           2003
                                                                        ------------   ------------
Non-Debtor related:
    Mortgage payable at Pegasus Real Estate due February 2010           $     8,288    $     8,349
Debtor-related (deconsolidated in 2004):

    Initial term loan facility of Pegasus Media due April 2005                   --         75,631

    Incremental term loan facility of Pegasus Media due July 2005                --         17,636

    9-5/8% senior notes of Pegasus Satellite due October 2005                    --         81,591

    Tranche D term loan facility of Pegasus Media due July 2006, net
       of unamortized discount of $4.2 million                                   --        295,025

    12-3/8% senior notes of Pegasus Satellite due August 2006                    --        158,205

    9-3/4% senior notes of Pegasus Satellite due December 2006                   --         71,055

    13-1/2% senior subordinated discount notes of Pegasus Satellite
       due March 2007, net of unamortized discount of $2.7 million               --        126,076

    12-1/2% senior notes of Pegasus Satellite due August 2007                    --        118,521

    Term loan facility of Pegasus Satellite due August 2009, net of
       unamortized discount of $8.5 million                                      --         94,221

    11-1/4% senior notes of Pegasus Satellite due January 2010, net
       of unamortized net premium of $1.0 million                                --        341,893

                                                                        -----------    -----------
                                                                              8,288      1,388,203
Less current maturities                                                         157          3,132
                                                                        -----------    -----------
Long term debt                                                          $     8,131    $ 1,385,071
                                                                        ===========    ===========

      Non-Debtor Related

      Scheduled maturities of consolidated long-term debt for each of the five years following December 31, 2004 are as follows: $157 thousand in 2005; $177 thousand in 2006; $192 thousand in 2007; $206 thousand in 2008; and $226 thousand in 2009.

      Aggregate commitment fees incurred under all credit facilities outstanding in the respective periods were $58 thousand, $428 thousand, and $910 thousand for 2004, 2003, and 2002, respectively.

      The mortgage payable is secured by our corporate headquarters building and land (with a carrying value of $12.9 million at December 31, 2004) in Bala Cynwyd, Pennsylvania, and bears interest at an annual fixed rate of 9.25% through February 25, 2005, at which point the interest rate resets to a fixed 8% per annum for the balance of the loan. Interest is computed on the basis of a year consisting of 360 days and the actual number of days elapsed. Monthly payments of principal and interest in arrears are based on a twenty-five year loan amortization schedule through February 25, 2005 and a twenty-year loan amortization schedule thereafter, and all principal and unpaid interest is due and payable on or before February 25, 2010. The loan may be prepaid upon 30 days notice with a prepayment penalty equal to the greater of: a) 1% of the outstanding principal at the time of prepayment, or b) the present value on the date of prepayment of all future principal and interest payments beginning with the payment due on the second month following the pay-off date, less the current outstanding Principal balance of the loan. There is no penalty for prepayments made within the last six months of the loan. In the event of a default, the interest rate on unpaid balances becomes 5% higher than the stated rate of the mortgage, and we also would be responsible for payment of the lender's enforcement costs plus any prepayment penalty arising from acceleration of the loan.

      In connection with our wireless broadband business, we have filed two applications for funding under the Rural Utilities Services' ("RUS") Rural Broadband Access Loan and Loan Guarantee Program. The first application for $13 million was approved by the RUS in February 2004, but the execution of definitive loan documentation was delayed as a result of Pegasus Satellite's bankruptcy proceeding. This

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

first application was recently re-approved and we expect to execute definitive loan documentation and anticipate initial funding in the second quarter 2005. We resubmitted a second application on May 9, 2005 (unaudited) and requested approximately $11 million. The definitive RUS loan documents will have covenants restricting our ability to access excess cash flows of Pegasus Rural Broadband.

Debtor-related

      In accordance with SOP 90-7, the Debtors ceased to record interest expense on unsecured debt after June 2, 2004.

      In December 2003, Pegasus Media entered into a new revolving credit facility that was to expire July 31, 2006 and provided for an aggregate commitment of up to $20.0 million, subject to certain limitations based on other debt outstanding. Through June 2, 2004, Pegasus Media borrowed $18 million under this revolving facility. Pegasus Media could elect an interest rate for outstanding principal under this facility at either 1) 7.00% plus the greater of
(i) the LIBOR rate and (ii) 2.0% or 2) the base rate plus 6.00%. The base rate was the higher of the Federal funds rate plus 1% or the prime rate. Any aggregate commitment amount in excess of the outstanding principal borrowed and letters of credit under this facility was subject to a commitment fee at an annual rate of 1.50% payable quarterly. Subsequent to the Filing Date, the following occurred (unaudited): a) balances due under this revolving facility were paid in full under the bankruptcy proceedings, resulting in a $525 thousand prepayment penalty; and b) Pegasus Media recorded the prepayment penalty, as well as the write-off of $474 thousand in unamortized deferred finance costs, to reorganization costs.

      In July 2003, Pegasus Media entered into a one-year letter of credit facility with a bank bearing an annual fee of 1.75% of the amount of letters outstanding, and collateralized by cash provided by Pegasus Media. The aggregate amount of letters of credit outstanding under this facility at December 31, 2003 was $59.0 million. The related cash collateral, totaling $61.9 million at December 31, 2003, was reported as restricted cash within current assets on the consolidated balance sheets. The letter of credit facility terminated in the third quarter of 2004, and the related cash collateral became unrestricted.

      Pegasus Media had a credit agreement, as amended, containing an initial term loan facility due April 2005, an incremental term loan facility due July 2005, and a Tranche D term loan facility due July 2006. Amounts outstanding under this credit agreement were senior to other indebtedness. Amounts borrowed under the agreement were collateralized by substantially all of the assets of Pegasus Media and its subsidiaries. For the Tranche D facility, debt financing costs of $9.4 million and a discount of $4.5 million incurred on the amount borrowed were amortized and charged to interest expense over the term of the loan. The weighted average variable rates of interest on principal outstanding under both Pegasus Media's initial and incremental term facilities were 4.69% at December 31, 2003. The weighted average variable rate of interest on principal outstanding under the Tranche D facility at December 31, 2003 was 9.0%. Subsequent to the Filing Date, the following occurred (unaudited): a) the aggregate amounts due under this credit agreement were paid in full under the bankruptcy proceedings, resulting in $8.7 million of prepayment penalty; and b) Pegasus Media recorded the prepayment penalty, as well as the write-offs of $11.1 million in unamortized deferred finance costs and $3.1 million in unamortized discount, to reorganization costs.

      Pegasus Satellite's 9-5/8% senior notes due October 2005, 9-3/4% senior notes due December 2006, and 12-1/2% senior notes due August 2007 were effectively subordinated to all liabilities of Pegasus Satellite's subsidiaries and were on parity with other senior indebtedness of Pegasus Satellite. Interest was payable semiannually on April 15 and October 15 for the 9-5/8% notes, June 1 and December 1 for the 9-3/4% notes, and February 1 and August 1 for the 12-1/2% notes. Pegasus Satellite's 12-3/8% senior notes due August 2006 and 11-1/4% senior notes due January 2010 were unsecured senior obligations. They ranked senior to subordinated indebtedness of Pegasus Satellite and

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ranked equally in right of payment with its other senior indebtedness. The 13-1/2% senior subordinated discount notes due March 2007 were unsecured senior subordinated obligations and were subordinated in right of payment to all existing and future senior indebtedness of Pegasus Satellite. The discount on the 13-1/2% notes was fully amortized at March 1, 2004, at which time cash interest began to accrue. Each of these series of notes ranked junior to the indebtedness of Pegasus Satellite's subsidiaries, including their subordinated indebtedness. Interest was payable semiannually on February 1 and August 1 for the 12-3/8% notes, March 1 and September 1 for the 13-1/2% notes after cash interest began to accrue, and January 15 and July 15 for the 11-1/4% notes.

      In August 2003, Pegasus Satellite obtained a term loan facility due August 2009. This facility was senior to all existing indebtedness and future indebtedness of Pegasus Satellite, and bore interest at 12.5%. Interest accrued quarterly, of which 48% was payable in cash and 52% was added to principal. The total debt financing costs incurred for this agreement were $5.5 million, which were deferred and amortized to interest expense over the term of the agreement. In connection with the term loan agreement, Pegasus Communications issued 1.0 million warrants to purchase 2.0 million shares of nonvoting common stock to the group of institutional investors providing the funds for the term loan financing. A portion of the proceeds of the loan amounting to $8.8 million was attributed to the warrants based on the warrants' relative fair value to the overall consideration in the transaction. The amount attributed to the warrants was recorded as a discount to the amount of the term loan borrowed, and was amortized to interest expense over the term of the term loan facility. Subsequent to the Filing Date, the following occurred (unaudited): a) this term loan facility was paid in full under the bankruptcy proceedings, resulting in $2.1 million of prepayment penalty; and b) Pegasus Satellite recorded the prepayment penalty, as well as the write-off of $4.0 million in unamortized deferred finance costs and $8.0 of unamortized discount on the warrants, to reorganization costs.

      During 2003, all of the remaining outstanding principal of Pegasus Media's 12-1/2% senior subordinated notes due July 2005 was redeemed, resulting in a loss of $1.1 million that was recorded in other non-operating expenses in the statement of operations.

      Also during 2003, Pegasus Satellite completed a series of exchanges in which an aggregate of $165.9 million principal amount of 11-1/4% notes was issued in exchange for $168.1 million principal amount of outstanding notes, consisting of $33.4 million of 9-5/8% notes, $28.9 million of 9-3/4% notes, $36.5 million of 12-1/2% notes, $36.8 million of 12-3/8% notes, and $32.5 million of 13-1/2% notes. All of the above exchanges except one were accounted for as modifications because the net present values of the cash flows of the respective series in these exchanges were not substantially different. Accordingly, no gain or loss was recognized. The unamortized balances of debt issue costs associated with the previously outstanding notes received in these exchanges remained as previously recorded and were being amortized to interest expense over the remainder of the term of the new notes issued in these exchanges. Generally, in exchanges of debt that are not extinguishments there are no changes in the net carrying amounts of debt recorded before and after the exchanges. However, a net premium of $1.0 million resulted from these exchanges for the aggregate net difference in principal amounts involved and net cash received. Subsequent to the Filing Date, Pegasus Satellite wrote-off the remaining $0.9 million of unamortized net premium to reorganization costs.

      One of the above exchanges was recorded as an extinguishment because the net present values of the cash flows of the respective series in the exchange were substantially different. In this exchange, Pegasus Satellite issued $9.1 million principal amount of 11-1/4% notes with a fair value of $8.6 million for $9.5 million aggregate principal amount of 9-3/4% notes and 13-1/2% notes with an aggregate carrying amount of $9.2 million plus aggregate unamortized debt issue costs of $142 thousand. Pegasus Satellite recorded a gain of $543 thousand in other nonoperating income on the statement of operations for this extinguishment.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In 2002, Pegasus Satellite purchased a portion of its 13-1/2% senior subordinated discount notes due March 2007 and Pegasus Media's 12-1/2% senior subordinated notes due July 2005 in negotiated transactions with unaffiliated holders. This transaction resulted in a net gain of $16.6 million that was recorded in other non-operating income in the statement of operations.

      The indentures for each of the notes and provisions of the Pegasus Media's credit agreement and Pegasus Satellite's term loan agreement generally limited the ability of the issuing companies and their respective subsidiaries in varying degrees to, among other things, sell assets, incur additional indebtedness and create liens, issue or sell other securities, make certain payments, including dividends and investments, transfer cash, engage in certain transactions with affiliates, and merge or consolidate.

11.   Leases

      We lease certain buildings, vehicles, and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2007. Rent expense from our continuing operations for all rentals and leases was $120 thousand, $395 thousand, and $185 thousand for 2004, 2003, and 2002, respectively. At December 31, 2004, minimum lease payments on our noncancellable operating leases with terms in excess of one year scheduled for future years are $44 thousand in 2005, $45 thousand in 2006, and $24 thousand in 2007.

12.   Certain Balance Sheet and Income Statement Items

Accrued expenses and other current liabilities

      Accrued expenses and other current liabilities at December 31, 2004 and 2003 were comprised of the following (in thousands):

                                                              2004        2003
                                                            --------    --------

Accrued severance                                           $  3,557    $     38
Accrued professional fees                                      1,630       2,454
Accrued health insurance claims                                1,337       1,664
Other                                                          1,289       9,096
                                                            --------    --------
                                                            $  7,813    $ 13,252
                                                            ========    ========

Other operating expenses

      Other operating expenses from our continuing operations for the years ended December 31, 2004, 2003, and 2002 were as follows (in thousands):

                                                            2004        2003         2002
                                                          --------    --------     --------
Compensation-related charges, including incentive
     compensation, one-time stock awards and severance    $ 10,547    $  8,115     $  1,264
Write-offs / impairments of long-lived assets                7,273         656        3,979
Reorganization items                                         3,564          --           --
Accrued loss contingency for a contract claim (see
     Note 23)                                                1,387          --           --
Personalized Media patent infringement litigation               22       4,012        3,391
Other                                                          526         (62)          77
                                                          --------    --------     --------
                                                          $ 23,319    $ 12,721     $  8,711
                                                          ========    ========     ========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.   Impairments

      As discussed in Note 3, we recorded an impairment charge of $429.6 million, related to our direct broadcast satellite rights and other direct broadcast satellite assets, prior to deconsolidation of the underlying asset group on June 2, 2004. This impairment charge was classified within discontinued operations in 2004.

      Included within "other operating expenses" are write-offs and impairments losses of long-lived assets of $7.3 million, $0.7 million and $4.0 million in 2004, 2003 and 2002, respectively. The 2004 balance primarily consists of: a $3.3 million write-off principally comprised of all remaining Ka band license development costs; a $3.0 million charge to fully reserve our collateral for the Ka band license performance bond; and $0.9 million expense related to write-off of capitalized costs for other strategic initiatives. The Ka related charges resulted from uncertain future recoverability of the underlying assets due to our exit from the satellite television business. The 2002 amount primarily reflected the write-offs of $2.1 million of costs for intangible assets and $1.5 million for certain set top boxes that had no future benefit to us.

      Included within "programming expense" are $670 thousand and $2.0 million of impairment charges for 2003 and 2002, respectively, associated with programming rights of our broadcast television operations. The fair values of the affected programming rights and the impairments and amount of the losses were based upon the present value of the expected cash flows associated with the related programming agreements that provide the rights.

      During 2002, Pegasus Broadcast Television determined that its sole investment in the equity securities of another company had incurred an other than temporary decline in market value to zero. Accordingly, Pegasus Broadcast Television wrote down the carrying amount of its investment to zero and charged "other non-operating expense" in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, Pegasus Broadcast Television reclassified $3.9 million, inclusive of accumulated income tax expense of $616 thousand, from other comprehensive (loss) income in recognition of the previously accumulated unrealized losses.

14.   Income Taxes

      Following is a summary of income taxes for 2004, 2003, and 2002 (in thousands):

                                                            2004         2003         2002
                                                          --------     --------     --------
State and local - current (expense) benefit ............  $    (18)    $   (219)    $   (233)
                                                          --------     --------     --------
State - deferred:
   Net operating loss
    carryforwards ......................................       449       (3,701)      (1,016)
  Extinguishment of debt ...............................        --           --         (501)
  Other ................................................      (449)       3,701        3,227
                                                          --------     --------     --------
     Total state deferred ..............................        --           --        1,710
                                                          --------     --------     --------
Federal - deferred:
   Net operating loss
    carryforwards ......................................    (5,243)     (43,163)     (11,851)
  Extinguishment of debt ...............................        --           --       (5,840)
   Other ...............................................     5,243       43,163       37,653
                                                          --------     --------     --------
     Total federal deferred ............................        --           --       19,962
                                                          --------     --------     --------
Net (expense) benefit attributable to continuing
    operations .........................................       (18)        (219)      21,439
Income taxes associated with other items:
   Deferred benefit for discontinued operations ........        --           --       11,480
   Deferred tax associated with reclassification of
    realized loss on marketable equity
    securities .........................................        --           --          616

                                                          --------     --------     --------
   Total income tax (expense) benefit recorded .........  $    (18)    $   (219)    $ 33,535
                                                          ========     ========     ========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The amounts shown for 2003 and 2002 reflect certain reclassifications resulting from including our direct broadcast television business within discontinued operations (see Note 3).

      Pegasus Communications and the Debtors have entered into an agreement on April 14, 2005, approved by order of the Bankruptcy Court entered May 5, 2005 (unaudited) to cease filing tax returns on a consolidated basis as of January 1, 2004 and to allocate between the Debtors and the non-Debtors certain historic tax attributes (primarily related to net operating loss carryforwards) arising in periods preceding the deconsolidation. This agreement also provides that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date on which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date. Accordingly, as of January 1, 2004 our financial statements no longer reflect tax assets and liabilities of the Debtors, but instead reflect the excess of tax basis over book basis for our investment in the Debtors.

      Following were the deferred income tax assets and liabilities at December 31, 2004 and 2003 (in thousands):

                                                                 2004           2003
                                                              ----------     ----------
Deferred tax assets:
   Current assets and liabilities .........................   $       19     $    1,517
   Loss carryforwards .....................................       22,768        377,430
   Excess of tax basis over book basis:
         Investment in Pegasus Satellite ..................      280,521             --
         Marketable equity securities .....................           --         27,378
         Applicable High Yield Discount Obligation note ...           --         22,711
         Amortizable intangible assets ....................       11,282             --
         Investment in Pegasus PCS Partners ...............          (22)         1,650
         Notes exchanged ..................................           --          3,726
         Capitalized start-up expenses ....................        3,395             --
         Impaired assets ..................................        1,311             --
   Other ..................................................          859            862
                                                              ----------     ----------
       Total assets .......................................      320,133        435,274
                                                              ----------     ----------
Deferred tax liabilities:
   Excess of book basis over tax basis:
         Amortizable intangible assets ....................           --       (346,671)
         Property and equipment ...........................         (139)        (2,328)
   Other ..................................................           --           (148)
                                                              ----------     ----------
       Total liabilities ..................................         (139)      (349,147)
                                                              ----------     ----------
Net deferred tax assets (liabilities) .....................      319,994         86,127
Valuation allowance .......................................     (319,994)       (86,127)
                                                              ----------     ----------
Net deferred tax balance ..................................   $       --     $       --
                                                              ==========     ==========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      After considering both continuing and discontinued operations, no deferred income tax benefit or expense was recorded for 2004 or 2003 because we were in a net deferred income tax asset position throughout the year against which a full valuation allowance was applied. The valuation allowance increased $233.9 million during 2004, and this increase completely offset the deferred income tax benefits generated during the year, resulting in no deferred income tax expense or benefit for 2004. We believed that a valuation allowance sufficient to bring the deferred income tax asset balance to zero at December 31, 2004 was necessary because, based on our history of losses, it was more likely than not that the benefits of the deferred income tax asset will not be realized.

      Following is a reconciliation of the federal statutory income tax rate to our effective income tax rate attributable to continuing operations for 2004, 2003, and 2002:

                                                              2004          2003          2002
                                                            --------      --------      --------
Statutory rate .........................................       35.00%        35.00%        35.00%
Effects of:
     Valuation allowance ...............................      (20.17)       (17.15)           --
     Results of operations of entities
        deconsolidated for tax purposes ................       (7.13)           --            --
     Permanently disallowed interest and dividends
        on mandatorily redeemable preferred stock ......       (7.03)       (13.40)        (8.30)
     Differences in deductible compensation ............       (1.98)           --            --
     State taxes .......................................          --         (0.42)         1.98

Other ..................................................        1.31         (4.45)        (0.01)
                                                            --------      --------      --------
Effective tax rate .....................................          --%        (0.42)%       28.67%
                                                            ========      ========      ========

      The amounts shown for 2003 and 2002 in the table above exclude the effects of reconciling items associated with our direct broadcast satellite business, the operations of which are classified as discontinued operations (see Note 3).

      At December 31, 2004, we had net operating loss carryforwards for income tax purposes of $59.9 million that expire beginning 2012 through 2024.

15.   Supplemental Cash Flow Information

      Following are significant non-cash investing and financing activities for 2004, 2003, and 2002 (in thousands):

                                                                                2004          2003         2002
                                                                                           (Restated -  (Restated -
                                                                                           See Note 4)  See Note 4)
                                                                              --------      --------     --------
Preferred stock dividends, accrued and deemed, with (increase)
decrease of additional paid in capital ...................................    $ (7,032)     $    854      $  (662)

Payment of preferred stock dividends with shares of stock ................          --            99       16,233

Net additional paid in capital from repurchases and exchanges of
preferred stock ..........................................................       8,125         1,497       88,754

Conversion and induced conversion of preferred stock with issuance of
Class A common stock .....................................................       4,426         7,028          870

Common stock issued for employee benefits and awards .....................       4,397         4,633        2,001

Class A common stock acquired in preferred stock exchange ................          --            --        1,917

Beneficial conversion feature recovered upon conversion ..................       1,720            --        2,441

Value of common stock warrants applied to debt discount ..................          --         8,784           --

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      We adopted the provisions of FIN 46 on March 31, 2004 (see Note 2) and the impact on our combined condensed balance sheet of consolidating variable interest entities was as follows (in thousands):

      Cash                                                              $    55
      Intangible assets, net                                              3,999
      Other current and noncurrent assets                                    14
                                                                        -------
                Total assets                                            $ 4,068
                                                                        =======

      Current liabilities                                               $   (13)
      Other noncurrent liabilities                                        6,376
      Minority interest                                                   2,912
      Stockholders' deficiency:
           Investment in affiliate                                       (2,055)
           Accumulated deficit                                           (2,311)
           Class A common stock in treasury                                (841)
                                                                        -------
                Total liabilities and stockholders' deficiency          $ 4,068
                                                                        =======

      We deconsolidated the following assets, liabilities and equity at June 2, 2004 relating to Pegasus Satellite Communications (see Note 1) (in thousands):

      Current assets:
           Restricted cash                                                         $    62,355
           Accounts receivable, net                                                     32,262
           Deferred subscriber acquisition costs, net                                    5,119
           Prepaid expenses and other current assets                                    14,527
      Property and equipment, net                                                       50,010
      Intangibles, net                                                                 991,174
      Other non-current assets                                                         158,114
                                                                                   -----------
                Subtotal - assets                                                    1,313,561
                                                                                   -----------

      Current liabilities:
           Current portion of long-term debt                                            78,631
           Accrued interest (including $4,063 payable to Pegasus Communications)        39,695
           Accrued programming fees and commissions                                     56,550
           Litigation accrual                                                           62,719
           Accounts payable and other accrued expenses                                  18,107
      Long-term debt                                                                 1,323,803
      Mandatorily redeemable preferred stock (including $92,156 held by Pegasus
      Communications)                                                                  178,557
      Note payable to Pegasus Communications                                            28,070
      Other noncurrent liabilities (including $28,461 dividends payable to
      Pegasus Communications)                                                          114,484
      Minority interest                                                                    831
      Stockholders' deficiency                                                        (565,435)
                                                                                   -----------
                Subtotal - liabilities and stockholders' deficiency                  1,336,012
                                                                                   -----------
      Net decrease in cash and cash equivalents                                    $   (22,451)
                                                                                   ===========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      For 2004, 2003, and 2002, we paid cash interest of $54.2 million, $119.5 million, and $111.7 million, respectively. The decrease in interest paid in 2004 is attributable to the deconsolidation of Pegasus Satellite Communications (see
Note 2 - Deconsolidation of Subsidiary). We paid no federal income taxes in 2004, 2003, and 2002, and the amount paid for state income taxes was not significant in each of 2004, 2003, and 2002.

      As permitted by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", our consolidated statements of cash flows do not segregate activities of discontinued operations. Cash flows generated by our direct broadcast satellite business included, among other things, activities from deferred subscriber acquisition costs, patronage capital programming expense offsets, and inventory.

16.   Financial Instruments

      The carrying amount and fair value of our short-term investments, long-term debt and redeemable preferred stock at December 31, 2004 and 2003 were as follows (in thousands):

                                                                            2004                  2003 (Restated -
                                                                                                     See Note 4)
                                                                  ----------------------------------------------------
                                                                   Carrying        Fair        Carrying         Fair
                                                                    Amount         Value        Amount         Value
Short-term investments .......................................    $   23,486    $   23,486    $   47,095    $   47,095
Long term debt (including current portion) ...................         8,288         8,700     1,388,203     1,363,578
Redeemable preferred stocks (including, in 2003, Pegasus
Satellite's 12-3/4% series preferred stock reported as a
liability, along with accrued and unpaid dividends
thereon) .....................................................            --            --       125,639       112,250

      The decrease in carrying amount in 2004 was attributable to the deconsolidation of Pegasus Satellite Communications (see Note 2 -
Deconsolidation of Subsidiary).

      Not all of our preferred stock and debt are traded. Fair values of our preferred stock, notes, and certain term loans were based on the latest available determinable trade prices for those that have trading activity and an estimate of trade prices based on our comparable instruments for those that do not have trading activity. Fair value of our mortgage payable was estimated using average market interest rate for commercial mortgages disclosed by several lenders.

      Pegasus Media used interest rate hedging financial instruments principally as a requirement of its credit agreement. Pegasus Media did not hold or issue interest rate hedging financial instruments for trading or speculative purposes. The counterparties to these instruments were major financial institutions. Notional amounts established for each interest rate hedging financial instrument were used to measure interest to be paid or received. Pegasus Media did not pay or receive any cash for the notional amounts during the term of the instruments or when the instruments terminated.

      Pegasus Media measured its interest rate hedging financial instruments based on their fair values, and recognized related assets or liabilities as appropriate in the consolidated balance sheets. Counterparties determined the fair values of Pegasus Media's interest rate hedging financial instruments. The fair values were measured by the amount that the instruments could be settled at on any designated day. No cash was exchanged on these assumed settlements, but Pegasus Media recorded gains for increases and losses for decreases in the fair values between assumed settlement dates. These gains and losses were recorded in the period of change in other non-operating income/expense as appropriate.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      At December 31, 2003, Pegasus Media had two interest rate cap contracts with a combined notional amount of $31.5 million. These contracts had a termination date of September 2005. The cap rate for one contract was 9.0% and the other was 4.0%. The premiums Pegasus Media paid to enter into these contracts were not significant. The variable market interest rate for the contracts were based on the three-month LIBOR rate in effect at the beginning of each three month resetting period. Under the caps, Pegasus Media received interest from the counterparties to the contracts when the variable market rates of interest specified in the contracts exceeded the contracted interest cap rates. The effects of the caps were recorded as adjustments to Pegasus Media's interest expense. Premiums paid to enter into these contracts were amortized to interest expense. The aggregate fair values of Pegasus Media's caps at December 31, 2003 were nominal. These caps were settled by Pegasus Media in June 2004 pursuant to the bankruptcy proceedings, and Pegasus Media recorded a loss of $96 thousand to reorganization items.

      For 2002 and into March 2003, Pegasus Media utilized interest rate swaps as a requirement of its credit agreement. The swaps terminated in March 2003, and were not replaced. Pegasus Media recognized gain of approximately $1.2 million and $3.0 million in 2003 and 2002, respectively with respect to the change in the fair values of the swaps. As a result of market LIBOR rates that were applicable to Pegasus Media for the swaps being lower than the fixed rates it paid on the swaps in each of 2003 and 2002, Pegasus Media incurred net additional interest of $935 thousand and $3.6 million in 2003 and 2002, respectively.

17.   Warrants

      We have issued warrants to purchase shares of Pegasus Communications' Class A common and nonvoting common stocks. At December 31, 2004, we had a total of 1,586,406 warrants outstanding which, if exercised, could potentially result in the issuance of 1,530,541 shares of Class A common stock. Information on our warrants outstanding at December 31, 2004 was as follows:

                         Rate of
       Number         Conversion into           Exercise              Year of
    Outstanding        Common Stock              Price              Expiration
  ---------------  --------------------   --------------------    --------------
           800              1.0             $230.58 - 234.50           2005
        25,950             .774                   37.50                2007
         9,656              1.0                   36.60                2007
     1,000,000              0.4                  225.00                2010
       550,000(a)           2.0                    8.00                2010

(a) Exercisable into shares of nonvoting common stock (the "Warrant Shares"). In the event a holder wishes to sell any issued Warrant Shares, we are required, generally at our option, to either purchase the holder's Warrant Shares for cash or exchange such Warrant Shares for our most marketable common stock within the meaning of the warrant agreement relating to these warrants. All other warrants are exercisable into shares of Class A common stock.

      The number of outstanding warrants exercisable into non-voting shares decreased in 2004 from the prior year due to the exercise of 450,000 warrants into 205,404 shares of non-voting common shares on a cashless basis. These non-voting shares were subsequently exchanged into Class A voting shares.

18.   Stock Plans

      Pegasus Communications Corporation has stock plans under which shares of Pegasus Communications' Class A common stock may be issued to eligible plan participants, which include employees of the Debtors. The plans are discussed below.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1996 Stock Option Plan

      This plan provides for the granting of nonqualified and qualified options to purchase a maximum of 2.0 million shares of Pegasus Communications' Class A common stock or, as amended in 2003, shares of nonvoting common stock. Participants in the plan are eligible employees and executive officers, both of Pegasus Communications Corporation and of the Debtors, and non-employee directors. As amended in 2003, a plan participant may be granted a maximum of 400 thousand options in any one year, compared to the maximum grant of 400 thousand options over the term of the plan prior to the amendment. The plan and plan participant maximums are subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications Corporation. The plan terminates in September 2006. The plan provides that the exercise price of options granted is no less than the fair market value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable in accordance with a schedule determined at the time the option is granted. Exercisable options may be exercised any time up to the expiration or termination of the option. Outstanding options become exercisable immediately in the event of a change in control. Full time employees of Pegasus Communications Corporation or the Debtors receive on the first anniversary of employment one-time grants of 100 options and new part time employees of Pegasus Communication Corporation or the Debtors receive one time grants of 50 options that are fully vested at the date of grant.

      On August 27, 2004, Pegasus Satellite Television completed the sale of its satellite television assets to DIRECTV, Inc. (see Note 3 - Discontinued Operations). Under the 1996 Stock Option Plan, a disposition of all or substantially all of the assets of Pegasus Communications Corporation constitutes a change in control within the meaning of that plan. Upon this change in control, all outstanding options under the Stock Option Plan automatically became fully vested and exercisable. However, this acceleration of vesting and exercise terms does not apply to new grants after August 27, 2004. Generally, options issued under the Stock Option Plan remain exercisable until the earlier of the expiration date of the option grant or three months after termination of employment.

Restricted Stock Plan

      This plan provides for the granting of a maximum of 800 thousand, as amended in 2003, shares in the form of restricted stock. Stock issued may be in Pegasus Communications' Class A common stock or, as amended in 2003, nonvoting common stock. Participants in the plan are eligible employees and executive officers, both of Pegasus Communications Corporation and of the Debtors. The maximum number of shares available annually is subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications Corporation. The plan terminates in September 2006. Recipients of restricted stock awards do not pay for any portion of the stock received. At December 31, 2004 and 2003, 756,898 and 479,154, respectively, shares of restricted stock had been granted under the plan, of which 525,790 and 295,248 were vested at December 31, 2004 and 2003, respectively. The grant date fair values of restricted stock issued under the plan was $4.1 million in 2004, $5.0 million in 2003, and $1.0 million in 2002. We recognized compensation expense from continuing operations for restricted stock of $4.8 million, $3.6 million and $1.0 million in 2004, 2003 and 2002, respectively. The weighted average grant date fair value of shares issued under the plan was $14.51, $13.88, and $3.73 in 2004, 2003, and 2002, respectively.

Stock Options Issued under the 1996 Stock Option and Restricted Stock Plans

      The following table summarizes information about our stock options outstanding at December 31, 2004:

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                         Weighted
                                         Weighted         Average                         Weighted
                      Outstanding at     Average         Remaining      Exercisable at    Average
     Range of          December 31,      Exercise       Contractual      December 31,     Exercise
 Exercise Prices          2004            Price         Life (years)         2004          Price
------------------    --------------   ------------    --------------  ----------------  ----------
$   0.40 - 79.99         1,157,850      $  18.77            6.1            1,157,850      $  18.77

  80.00 - 154.99           181,884        104.72            4.8              181,884        104.72

 155.00 - 234.99           133,262        198.24            3.7              133,262        198.24

 235.00 - 309.99             2,692        245.45            1.0                2,692        245.45

 310.00 - 389.99               400        341.56            3.2                  400        341.56
                       -----------                                        ----------
       Total             1,476,088         46.06            5.7            1,476,088         46.06
                       ===========                                        ==========

      The following table summarizes stock option activity over the past three years:

                                                                     Weighted
                                                     Number of       Average
                                                      Shares      Exercise Price
                                                    ----------    --------------
Outstanding at January 1, 2002 ...............         925,848        $86.77
Granted ......................................         412,504          5.73
Canceled or expired ..........................        (112,470)        88.95
                                                    ----------
Outstanding at December 31, 2002 .............       1,225,882         59.30
Granted ......................................         353,070         13.40
Exercised ....................................          (7,578)         5.18
Canceled or expired ..........................         (94,040)        50.97
                                                    ----------
Outstanding at December 31, 2003 .............       1,477,334         48.02
Granted ......................................         225,380         10.72
Exercised ....................................        (130,892)         7.32
Canceled or expired ..........................         (95,734)        44.67
                                                    ----------
Outstanding at December 31, 2004 .............       1,476,088         46.06
                                                    ==========

Options exercisable at December 31, 2002 .....         814,458         73.53
Options exercisable at December 31, 2003 .....       1,060,960         59.25

      If we had used the fair value method of valuing our stock options, the estimated weighted average fair value of options granted would have been $8.66, $9.88, and $3.73 per share for 2004, 2003, and 2002, respectively. The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  2004        2003        2002
                                                --------    --------    --------
Risk free interest rate.....................      3.92%       2.65%       4.67%
Dividend yield..............................      0.00%       0.00%       0.00%
Volatility factor...........................      94.1%       87.9%       68.4%
Weighted average expected life (years)......       6.0         6.0         6.0

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan

      The plan encourages stock ownership in Pegasus Communications by all eligible employees of Pegasus Communications Corporation and the Debtors through the automatic grant of options to purchase Pegasus Communications' Class A common stock or, as amended in 2003, nonvoting common stock. The maximum number of shares that may be issued under the plan is 600 thousand, subject to adjustment under certain circumstances specified in the plan. Eligible plan participants are those who have completed at least 30 days of employment. No otherwise eligible plan participant may be granted an option if such plan participant, immediately before or after the option is granted, owns stock possessing five percent or more of the total combined voting power or value of all classes of stock of Pegasus Communications, including stock which the plan participant may purchase under options outstanding under any other program intended to qualify as an employee stock purchase plan. Eligible plan participants may contribute up to 10% of their base or regular rate of compensation through payroll deductions to purchase newly issued shares of Pegasus Communications under the plan. Each plan participant is limited in any calendar year to purchasing no more than $25,000 in fair market value of shares purchased under all of our outstanding employee stock purchase plans. Options to purchase shares are granted on the first business day of the first month of each calendar quarter, and options are automatically exercised on the last business day of the last month of each calendar quarter. Option terms are three months ending on the last day of the last month of each calendar quarter. The exercise price of options is 85% of the lesser of the per share fair market value of Class A common stock on the grant date or exercise date. The number of shares of Class A common stock issued under this plan was 17,555, 32,438, and 45,400 in 2004, 2003, and 2002, respectively.

401(k) Plan

      Pegasus Communications maintains a 401(k) plan that covers eligible employees of Pegasus Communications Corporation and the Debtors in the United States. Substantially all individuals that complete two months of service are eligible to participate. Participants other than highly compensated employees of Pegasus Communications Corporation and the Debtors are permitted to make salary deferral contributions, subject to dollar limitations imposed by existing tax laws, of up to 50%. Highly compensated employees of Pegasus Communications Corporation and the Debtors may make salary deferral contributions of no more than 15%. Pegasus Communications matches 100% of plan participant contributions up to 6% of plan participants' before tax salary contributed. Pegasus Communications may make additional contributions at its discretion to eligible plan participants. Pegasus Communications' contributions to the plan are allocable to each participant's account. Pegasus Communications' contributions are made in the form of its Class A common stock or in cash used to purchase its Class A common stock. Pegasus Communications has authorized and reserved for issuance up to 82 thousand shares of Class A common stock in connection with the plan. Pegasus Communications' contributions to the plan are subject to limitations under applicable laws and regulations. All participant contributions to the plan are fully vested at all times and all of Pegasus Communications' contributions, if any, vest ratably from two to four years of service. Pegasus Communications' contributions are fully vested for participants that have at least four years of service at the date of the contribution. The expense from continuing operations for these plans was $387 thousand, $531 thousand, and $558 thousand for 2004, 2003, and 2002, respectively.

19.   Commitments and Contingencies

Legal Matters

Proceedings Under Chapter 11 of the Bankruptcy Code

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      See Note 1 for a detailed discussion of the proceedings under Chapter 11 of the Bankruptcy Code.

      Pursuant to the Plan of Reorganization, the liquidating trustee appointed under the Plan of Reorganization (the "Liquidating Trustee") will be responsible for investigating and prosecuting or settling any claims or causes of action of the Debtors existing on the date the Plan of Reorganization became effective (the "Liquidating Trust Claims"). Liquidating Trust Claims include any claims of the Debtors against Pegasus Communications Corporation and its non-Debtor subsidiaries, as well as any claims against the officers and directors of the non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement. Under the Global Settlement Agreement, the Debtors released any and all claims against the non-Debtors and the officers and directors of the Debtors and the non-Debtors arising on or prior to August 27, 2004, excluding claims, if any, arising under the Support Services Agreement. Although we do not believe that any Liquidating Trust Claims have arisen that are likely to result in any material liability to us, we may be required to incur costs in connection with the Liquidating Trustee's investigation or assertion of any such claims and, if the Liquidating Trustee were to successfully assert any such claims, we could be subject to payment of damages in connection therewith. Further, to the extent any such claims are asserted against our officers and directors, we may incur indemnification obligations in connection therewith.

      Neither the Global Settlement Agreement nor the Plan of Reorganization released any claims against Pegasus Communications and its non-Debtor subsidiaries that may be held by third parties in their individual capacity and not derivatively. Although, we are not aware of any such claims that are likely to result in any material liability to us, if any such claims were to be asserted against us or our officers and directors, we may be required to incur costs in connection therewith, including pursuant to indemnification obligations to our officers and directors.

DIRECTV and Seamless Marketing Litigation

      Pegasus Satellite Television, DIRECTV and the NRTC were involved in a number of lawsuits against each other, beginning in 1999. In addition, Pegasus Satellite Television and DIRECTV were involved in litigation, which commenced in 2001, over a certain Seamless Marketing Agreement dated August 9, 2000, as amended, between DIRECTV and Pegasus Satellite Television.

      Under the Global Settlement Agreement dated July 30, 2004 referenced in
Note 1, Pegasus Satellite Communications, DIRECTV, and the NRTC agreed to dismiss all litigation between and among them with prejudice, stay all pending litigation, and agreed not to commence any new litigation in order to facilitate the sale of Pegasus Satellite Communications' direct broadcast satellite business to DIRECTV. In addition, Pegasus Communications Corporation agreed to release all claims against DIRECTV (with the exception of claims relating to the Personalized Media patent infringement litigation, hereinafter discussed) and the NRTC related to the Debtors' direct broadcast satellite business. In consideration for Pegasus Communications Corporation agreeing to provide the releases described above and agreeing to release its claims against the Debtors for certain amounts owed by the Debtors to Pegasus Communications Corporation, the Debtors agreed to release certain claims that the Debtors may have against Pegasus Communications Corporation and various related parties, including potential preference and fraudulent transfer avoidance claims.

Patent Infringement Litigation

      On December 4, 2000, Pegasus Development and Personalized Media filed a patent infringement lawsuit in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation ("Hughes"), Thomson Consumer Electronics ("Thomson"), and Philips Electronics North America Corporation ("Philips"). Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of DIRECTV, Inc..

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

      In April 2003, the United States Patent and Trademark Office granted a petition filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants' motion pending a disposition of the United States Patent and Trademark Office's reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. In April 2005, an examiner in the United States Patent and Trademark Office issued office actions for two of the patents under reexamination, finding that all of the claims of U.S. Patent No. 4,704,725 and most of the claims of U.S. Patent No. 4,694,490 are not patentable. It is expected that Personalized Media will respond to these office actions, and, if necessary, pursue administrative and judicial review of the actions. Personalized Media is entitled to appeal any adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Thomson's antitrust counterclaims against Pegasus Development, Personalized Media, and Gemstar (the "Thomson claims"), which were transferred to the Northern District of Georgia pursuant to an order of the Judicial Panel on Multidistrict Litigation, were not stayed. The Georgia court rules in favor of Pegasus Development and Personalized Media in 2004, finding no antitrust liability. Gemstar and Thomson settled the Thomson claims brought against Gemstar, and Thomson dismissed these claims against Gemstar with prejudice.

Other Legal Matters

      In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

SEC Investigation

      On August 11, 2004, Pegasus Communications and its subsidiaries received an investigative subpoena from the Securities and Exchange Commission ("SEC") to produce documents related to it and its subsidiaries' practices in reporting the number of subscribers of its direct broadcast satellite business. Subsequent to our receipt of the subpoena, we sold our direct broadcast satellite business to DIRECTV. While we are cooperating fully with the SEC in its investigation, we cannot predict the outcome of the SEC's investigation or when the investigation will be resolved.

Other

      In connection with our initial investment in a licensing arrangement with Personalized Media (see Note 20), Pegasus Communications issued to Personalized Media 1,000,000 warrants to purchase 400,000 shares of its Class A common stock at an exercise price of $225 per share. The warrants expire if not exercised prior to January 2010. If the warrants are exercised within 120 days before the end of their ten-year term, and if the market price per share of our Class A common stock at the time of exercise exceeds the per-share exercise price of $225 by less than $80, we will be required to pay the exercising holder the difference between $80 per share and the amount of that excess.

      We had a purchase commitment of $7.8 million as of December 31, 2004, representing the remaining non-cancellable minimum obligation under a communication services contract that began in 2002. From inception through December 31, 2004, we made payments of $9.3 million under this contract. There is no annual commitment specified in the contract but any unused minimum is due in 2008. Based on current monthly consumption, we estimate annual payments in each of 2005, 2006 and 2007 to be $1.0 million, with a residual payment of $4.8 million in 2008. We are negotiating to substantially reduce the purchase commitment through an earlier prepayment.

      We also had a purchase commitment of $1.0 million at December 31, 2004 for Pegasus Broadband-related internet connectivity. This commitment provides for payments of $0.5 million in each of 2005 and 2006.

      Our Amended and Restated Employment Agreement dated September 28, 2004 with Ted S. Lodge, our President, Chief Operating Officer and Counsel, formalized the effect that the bankruptcy proceedings of the Debtors and the subsequent sale of the satellite television assets of those operating subsidiaries had upon the terms of Mr. Lodge's original employment agreement dated July 21, 2002. The Amended and Restated Employment Agreement did not substantively change the original economic terms of his employment agreement, except that amounts otherwise payable by us are reduced by retention and severance amounts paid or to be paid directly by the Debtors pursuant to an order of the bankruptcy court. Under the Amended and Restated Employment Agreement and as discussed in Note 23, Mr. Lodge's

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

employment with Pegasus Communications Corporation terminated effective April 14, 2005 and Mr. Lodge resigned as a director of Pegasus Communications Corporation as of the same date, at which time he became entitled to: (1) certain severance benefits payable in a lump sum; (2) continued health coverage for three years after his termination, (3) professional outplacement assistance not to exceed $25 thousand, and (4) all of his options as if fully vested. The Amended and Restated Employment Agreement also (i) contains non-competition and non-solicitation covenants that otherwise would not apply in these circumstances and (ii) obligates Mr. Lodge to provide consulting services to Pegasus Communications Corporation for a period of up to two years following his termination of employment in consideration for certain consulting fees. At December 31, 2004, we recorded an accrued expense payable of $1.4 million related to Mr. Lodge's employment agreement.

      As discussed further in Note 23, we received a Nasdaq staff determination on April 5, 2005 indicating that we failed to comply with the Nasdaq filing requirement. There can be no assurance that the Panel will grant our request for continued listing.

20.   Related Party Transactions

      As discussed in Note 2, Pegasus Development has a limited partnership interest in Pegasus PCS Partners, L.P. ("Pegasus PCS Partners"). Pegasus Development has no control or voice in Pegasus PCS Partners' matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. Presently, Pegasus PCS Partners' activities consist principally of investments in related companies, and its assets consist principally of senior preferred equity interests in Pegasus Capital Holdings, LLC ("PCH LLC"), and 85,472 Class B Shares of Pegasus Communications. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. As of December 31, 2004, PCH LLC's only assets consisted of direct and indirect investments in 1,684,267 Class B shares of Pegasus Communications, as well as an indirect interest in 71,000 Class A shares of Pegasus Communications. As of December 31, 2003, PCH LLC's only assets consisted of direct and indirect investments in 1,805,822 Class B shares of Pegasus Communications.

      As discussed in Note 2, we consolidated Pegasus PCS Partners effective March 31, 2004 pursuant to FIN 46. Pegasus PCS Partners' $14.0 million investment in PCH LLC at December 31, 2004 and Pegasus Developments' $12.0 million investment in PCS Partners at December 31, 2003 are classified within equity since assets of PCH LLC and Pegasus PCS Partners consist principally of direct and indirect investments in equity of Pegasus Communications. As a component of equity, these investments are not tested for impairment nor are any gains or losses of the related partnerships recognized by us. The fair value of Pegasus PCS Partners' investment in PCH LLC at December 31, 2004 was $13.5 million. The fair value of Pegasus Development's investment in Pegasus PCS Partners at December 31, 2003 was $15.8 million.

      Pegasus Development's share of Pegasus PCS Partners undistributed results of operations included in our results from continuing operations was income of $205 thousand in 2003, and a loss of $4.1 million in 2002. Pegasus Development granted Marshall Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities. Such option expires in 2012.

      Pegasus Development has a licensing arrangement with Personalized Media. Mary Metzger, a member of Pegasus Communications' board of directors, has a controlling interest in Personalized Media. Pegasus Development paid a total of $112.2 million in a combination of $14.3 million cash, 80,000 shares of Pegasus Communications Class A common stock, and warrants to purchase 400,000 shares of Class A common stock in 2000 to enter into the arrangement. Pegasus Development's carrying amount of the license it recorded with respect to this arrangement was $74.8 million and $82.3 million at December 31, 2004 and 2003, respectively. The license provides Pegasus Development with an exclusive field of use

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with respect to Personalized Media's patent portfolio concerning the distribution of satellite services from specified orbital locations. Pegasus Development paid an annual fee for this license of $100 thousand in each of 2003 and 2002. No further fees for the license are due.

      We provided accounting and administrative services to companies affiliated with Marshall W. Pagon and paid certain expenses on behalf of the affiliated companies. This arrangement ceased effective January 1, 2005. We recorded receivables from the affiliated companies for an allocation of our accounting and overhead costs related to the services we provided and for payments we made to third parties for certain legal, accounting and corporate organizational fees. Since 2003, the largest amount of receivables outstanding at any time occurred in February 2003 of approximately $656 thousand. No interest has been charged with respect to amounts outstanding, and the receivables do not have fixed repayment terms. At December 31, 2004, these affiliate receivables, which aggregated $526 thousand, were classified as a component of equity within "investment in and notes receivable from affiliates".

      On October 28, 2004, we terminated a split dollar insurance agreement ("2001 Agreement") with Marshall W. Pagon and an insurance trust established by him. The termination releases us from all future obligations under the 2001 Agreement in exchange for a $2.3 million cash payment to Mr. Pagon. The payment was determined by calculating the net present value of payments we were required to make under the 2001 Agreement and subtracting the net present value of the repayments the insurance trust was required to make to us. The net amount was increased to reflect the fact that the payment is taxable compensation to Mr. Pagon, while our payments under the 2001 Agreement were not. The termination of the split dollar insurance agreement resulted in a $2.3 million charge to "corporate and development expenses" in the fourth quarter of 2004.

      See Note 1 - Financial Information for Pegasus Satellite Communicationss for transactions with the Debtors pursuant to a Support Services Agreement whereby we receive reimbursement for certain expenditures incurred on behalf of the Debtors.

      Prior to the deconsolidation of Pegasus Satellite Communications, Pegasus Satellite Communications was a party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall W. Pagon. The KB Companies own a number of Federal Communications Commission television station licenses or permits. The option agreement provided us with the exclusive and irrevocable option to purchase capital stock, membership interests, and assets of the KB Companies, subject to the terms and conditions of the agreement. In return for its option, we agreed to provide and maintain cash collateral for certain of the principal amount of bank loans made to these individuals and entities. We were required to provide security so long as the agreement is in effect, and the agreement had no specified termination date. The amount of collateral that we provided and maintained under the arrangement equaled the principal amount of bank loans outstanding. Other than its interests in the assets of the KB Companies, our collateral was unsecured with respect to this arrangement. Pursuant to this arrangement, at December 31, 2003 we had provided collateral of $6.6 million that was recorded as restricted cash, classified within "other non-current assets", on our consolidated balance sheet. This restricted cash was deconsolidated at June 2, 2004. In November 2004, Pegasus Satellite Communications used the restricted cash to purchase the underlying bank loans, and recorded a corresponding receivable from the related parties.

      Pegasus Satellite has a loan outstanding to Nicholas Pagon, a former executive of Pegasus Communications and the brother of Marshall W. Pagon, amounting to $285 thousand and $269 thousand at December 31, 2004 (unaudited) and 2003, respectively, for principal and interest accrued on the loan. The loan matures February 1, 2005 and bears interest at 6% per annum. Principal and any accrued and unpaid interest are due at maturity. The loan is collateralized by shares of Pegasus Communications Class A common stock. Pursuant to its asset purchase agreement with KB Prime Media, Pegasus Satellite is

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

required to deliver the promissory note to KB Prime Media as partial consideration for the acquisition of television station WPME.

21.   Industry Segments

      As a result of the sale of the direct broadcast satellite business, our reportable operating segments have changed. Our chief operating decision maker regularly reviews the operating results of Pegasus Broadband in order to assess performance and make resource allocation decisions. In addition, the operating results of Pegasus Broadcast Television were reviewed prior to its deconsolidation. Pegasus Broadcast Television was deconsolidated as of June 2, 2004. Therefore, our Consolidated Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2004 includes only five months of revenues from Pegasus Broadcast Television, and its assets were deconsolidated from our balance sheet as of June 2, 2004.

      All revenues disclosed for all periods were derived from external customers. Corporate and other revenue consists of rents collected by Pegasus Real Estate from unaffiliated third party tenants in our corporate headquarters.

      The "Corporate and other" operating loss category includes corporate and development (including Pegasus Real Estate) activities, elimination entries, and amortization of our 700 MHz Licenses and licensed intellectual property rights. The "corporate and other" identifiable assets category includes assets of discontinued operations as well as our 700 MHz Licenses and licensed intellectual property rights.

      Selected segment data is as follows (in thousands):

                                                     Year ended December 31,
                                               --------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
      Net revenues:
         Pegasus Broadband                     $    235    $     --    $     --
         Pegasus Broadcast Television            13,206      30,716      31,505
                                               --------    --------    --------
           Total revenues for reportable         13,441      30,716      31,505
              segments
         Corporate and other                        710         925         941
                                               --------    --------    --------
             Total revenues                    $ 14,151    $ 31,641    $ 32,446
                                               ========    ========    ========

      Income (loss) from operations:
         Pegasus Broadband                     $ (3,577)   $     --    $     --
         Pegasus Broadcast Television             1,717         227      (1,315)
                                               --------    --------    --------
           Total (loss) income for reportable    (1,860)        227      (1,315)
             segments
         Corporate and other                    (48,735)    (44,699)    (65,345)
                                               --------    --------    --------
             Total operating loss              $(50,595)   $(44,472)   $(66,660)
                                               ========    ========    ========

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
      Identifiable assets:
         Pegasus Broadband                            $    8,717     $       --
         Pegasus Broadcast Television                         --         56,984
                                                      ----------     ----------
           Total assets for reportable segments            8,717         56,984
         Corporate and other                             210,684      1,977,762
                                                      ----------     ----------
             Total assets                             $  219,401     $2,034,746
                                                      ==========     ==========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.   Quarterly Information (Unaudited)
      (in thousands, except per share amounts)

                                                                                Quarter Ended
                                                          ---------------------------------------------------------
                                                            March 31,      June 30,     September 30,  December 31,
                                                              2004           2004           2004           2004
                                                          ------------   ------------   -------------  ------------
Net revenues ..........................................    $    7,535     $    6,224     $      241     $      151
Loss from operations ..................................       (12,852)       (19,464)        (9,461)        (8,818)
Loss from discontinued operations .....................       (52,088)      (438,533)            --             --
Loss before cumulative effect of consolidating
   variable interest entities .........................       (66,251)      (459,437)        (9,431)        (9,264)
Net loss ..............................................       (68,378)      (459,437)        (9,431)        (9,264)
Basic and diluted per common share amounts:
   Loss applicable to common shares
     (including accrued and deemed preferred
     stock dividends) before cumulative effect of
     consolidating variable interest entities .........         (5.71)        (38.45)         (0.97)         (0.87)
   Net loss applicable to common shares,
   including accrued and deemed preferred
   stock dividends ....................................         (5.90)        (38.45)         (0.97)         (0.87)

                                                                                   Quarter Ended
                                               -------------------------------------------------------------------------------------
                                                    March 31, 2003             June 30,  2003
                                               --------------------------  --------------------------
                                               As previously     As        As previously     As        September 30,   December 31,
                                                 reported      restated      reported      restated         2003           2003
                                               --------------------------- ---------------------------  -------------  -------------
Net revenues ...............................    $    7,572     $    7,572  $    8,354     $    8,354     $    7,644     $    8,071
Loss from operations .......................       (11,546)       (11,546)    (13,803)       (13,803)        (9,447)        (9,676)
Loss from discontinued operations ..........       (22,491)       (22,491)    (25,632)       (25,632)       (29,747)       (24,434)
Net loss ...................................       (33,478)       (36,971)    (38,741)       (42,226)       (40,401)       (34,546)
Basic and diluted per common share amounts:
   Net loss applicable to common shares,
   including accrued and deemed preferred
   stock dividends .........................         (3.52)         (3.52)      (4.02)         (3.99)         (3.78)         (3.31)

      Net revenues and loss from operations presented above differed from previously reported amounts on Forms 10-Q for periods through June 30, 2004 as a result of the reclassification of results for our direct broadcast satellite business to discontinued operations. This business was sold in August 2004. See
Note 3 - Discontinued Operations. Aggregate revenues and loss from operations that were reclassified to discontinued operations were:

                                              Quarter Ended
                           -----------------------------------------------------
                           March 31,      June 30,
                             2004           2004
                           ---------     ---------
Net revenues               $ 197,910     $ 137,711
Loss from operations          (8,073)     (408,427)

                                              Quarter Ended
                           -----------------------------------------------------
                           March 31,      June 30,   September 30,  December 31,
                             2003           2003         2003           2003
                           ---------     ---------     ---------     ---------
Net revenues               $ 205,546     $ 205,823     $ 207,010     $ 212,832
Income from operations         5,845        11,967         4,586        18,145

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Net loss and per common share amounts presented above for the first and second quarters of 2003 differed from previously reported amounts on Form 10Q due to certain restatements as discussed in Note 4. We restated our 2003 consolidated statement of operations and comprehensive loss for dividends recorded on Pegasus Satellite's mandatorily redeemable preferred stock. This correction increased net loss previously presented for the quarters ended March 31, 2003 and June 30, 2003 by $3.5 million and $3.5 million, respectively. We also restated 2003's computations of per share amounts for a gain recognized on redemptions of our Series C and Pegasus Satellite's mandatorily redeemable preferred stock in June 2003. This correction reduced net loss applicable to common shares for the quarter ended June 30, 2003 by $0.03, from $(4.02) to $(3.99).

      The restatements discussed in Note 4 also affected certain balance sheet captions, as follows:

                                            March 31, 2004                June 30, 2004                  September 30, 2004
                                       -------------------------     --------------------------      -----------------------------
                                       As previously      As          As previously       As           As previously        As
(in thousands)                           reported      restated        reported        restated          reported        restated
                                       --------------  ----------    ---------------  ----------     ----------------  -----------
Redeemable preferred stock                214,330        3,240         217,015           2,750            217,439               -
Series C convertible preferred stock            -           19               -              19                  -              19
Other stockholders' equity                 37,398      248,469        (414,728)       (200,482)          (423,334)       (205,914)
Total stockholders' equity                 37,528      248,618        (414,598)       (200,333)          (423,200)       (205,761)

23.   Subsequent Events

      On February 18, 2005 we entered into an agreement with The Blackstone Group L.P. ("Blackstone"). Pursuant to the agreement, we issued 52,351 shares of our Series C convertible preferred stock in full satisfaction of Blackstone's claims against us in connection with the sale of the DIRECTV distribution business of the Debtors. As a result of the satisfaction of Blackstone's claim through the issuance of preferred stock, a liability of $1.4 million, representing the fair value of the shares subsequently transferred, has been classified as noncurrent in the accompanying consolidated balance sheet as of December 31, 2004.

      On March 24, 2005, Ted S. Lodge notified us of his resignation from his positions as a director and President, Chief Operating Officer and Counsel of Pegasus Communications Corporation. The resignation took effect April 14, 2005.

      We received a Nasdaq staff determination on April 5, 2005 indicating that we failed to comply with the Nasdaq filing requirement, as set forth in Marketplace Rule 4310(c)(14), due to the fact that we did not file our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC by March 31, 2005. As a result, beginning at the opening of trading on April 14, 2005, Nasdaq appended the fifth character "E" to the our trading symbol. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. The hearing request stays the delisting and our Class A common stock will continue to be listed on The Nasdaq National Market until the Panel issues its decision. There can be no assurance that the Panel will grant our request for continued listing. The hearing was held on May 5, 2005 (unaudited) and we are awaiting the Panel's decision.

      The Creditors Committee informed us in March 2005 that it was not proceeding with a definitive subscription agreement as contemplated by the Letter Agreement, and consequently, upon the Debtors' emergence from the jurisdiction of the Bankruptcy Court, we no longer expect to have any involvement with the broadcast television business. We therefore anticipate that operations of our broadcast television business will be reclassified to discontinued operations in the first quarter of 2005. In addition, the Bankruptcy Court entered an order confirming the Plan of Reorganization on April 15, 2005 and the Plan of Reorganization became effective on May 5, 2005 (unaudited). We therefore anticipate that our negative investment in Pegasus Satellite will be reversed and recognized in our Consolidated Statement of Operations and Comprehensive Loss in the second quarter of 2005. See Notes 1 and 2.

      Pegasus Communications and the Debtors entered into an agreement on April 14, 2005, approved by order of the Bankruptcy Court entered May 5, 2005 (unaudited), related to certain tax matters. See further discussion in Note 14 - Income Taxes.

PEGASUS COMMUNICATIONS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

                               Balance at     Additions      Additions                     Balance at
                              Beginning of   Charged To      Charged To                      End of
        Description              Period       Expenses     Other Accounts    Deductions      Period
       Allowance for
     Doubtful Accounts
     -----------------
         Year 2004              $    312       $     25       $     --       $   312(a)      $     25
         Year 2003                   300            248             --           236(a)           312
         Year 2002                   286            226             --           212(a)           300

Valuation Allowance for Net
Deferred Income Tax Assets
--------------------------
         Year 2004              $ 86,127       $233,867       $     --       $    --         $319,994
         Year 2003                37,642         48,485             --            --           86,127
         Year 2002                    --         37,642             --            --           37,642

(a)   Amounts written off, net of recoveries.

Exhibit Index

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

4.1 Warrant and Investor Rights Agreement, dated April 2, 2003, among Pegasus Communications Corporation and the parties set forth on
            Schedule I thereto (which is incorporated herein by reference to Exhibit 4.1 to Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission April 3, 2003).

4.2 Amendment No. 1 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on
            Schedule I thereto dated as of July 30, 2003 (which is incorporated herein by reference to Exhibit 4.2 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission August 5, 2003).

4.3 Amendment No. 2 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on
            Schedule I thereto dated as of August 1, 2003 (which is incorporated herein by reference to Exhibit 4.3 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission on August 5, 2003).

4.4 Warrant Agreement between Pegasus and First Union National Bank (which is now Wachovia), as Warrant Agent relating to the Warrants issued in connection with Pegasus' Series A preferred stock (which is incorporated by reference to Exhibit 10.32 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595), filed March 19, 1997).

4.5 Series PMC Warrant Agreement dated January 13, 2000 between Pegasus Communications Corporation and Personalized Media Communications, LLC (which is incorporated by reference to Exhibit 10.6 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).

10.1+ Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 5 (which is incorporated herein by reference to Exhibit 10.8 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15,
            2004).

10.2+ Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 4 (which is incorporated herein by reference to Exhibit 10.9 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15,
            2004).

10.3+ Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission May 17, 2001).

10.4+       Executive Employment Agreement effective as of June 1, 2002 for Ted
            S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).

10.5+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).

10.6+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).

10.7+ Description of Long Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).

10.8+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.15 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).

10.9+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.16 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15,
            2004).

10.10+ Description of Long-Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.17 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).

10.11 Global Settlement Agreement by and among Pegasus Satellite Communications, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries listed therein), Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the statutory committee of the unsecured creditors duly appointed in the Chapter 11 Case, and the other parties listed therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).

10.12 Lock-up agreement by and among Pegasus Communications Corporation, Pegasus Satellite Communications, Inc. and its direct and indirect subsidiaries, the statutory committee of unsecured creditors duly appointed in the Chapter 11 Cases and each member of the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases listed on the signature pages therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.3 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).

10.13+ Amended and Restated Employment Agreement for Ted S. Lodge dated September 28, 2004 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on October 4,
            2004).

10.14+* Pegasus Communications Corporation Short Term Incentive Plan (Corporate and Satellite ) for calendar year 2004.

10.14.1+*   Supplemental Description of Pegasus Communications Corporation Short
            Term Incentive Plan (Corporate and Satellite) for calendar year
            2004.

10.15.1+*   Debtors' Motion for Order Pursuant to 11 U.S.C. ss.ss. 363(b) and
            105(a) Authorizing and Approving Implementation of Management
            Retention Plan.

10.15.2+*   Order Pursuant to 11 U.S.C. ss.ss. 363(b) and 105(a) Authorizing and
            Approving Implementation of Management Retention Plan, as Modified, and Scheduling a Final Hearing.

10.15.3+*   Second Order Pursuant to 11 U.S.C. ss.ss. 363(b) and 105(a)
            Authorizing and Approving Implementation of Management Retention
            Plan, As Further Modified.

10.15.4+*   Debtors' Supplemental Motion for Order Pursuant to 11 U.S.C. ss.ss.
            363(b) and 105(a) Authorizing and Approving Implementation of
            Supplemental Management Retention Plan.

10.15.5+*   Order Pursuant to 11 U.S.C. ss.ss. 363(b) and 105(a) Authorizing and
            Approving Implementation of Supplemental Management Retention Plan.

10.16* Support Services Agreement, effective as of May 1, 2004, between Pegasus Communications Management Company and all Pegasus Communications' operating subsidiaries, including the Debtors.

10.17 Patent License Agreement dated January 13, 2000 between PMC Satellite Development, L.L.C and Personalized Media Communications L.L.C. (which is incorporated by reference to Exhibit 10.4 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).

10.18 Stipulation and Order of the United States Bankruptcy Court, District of Maine, entered April 14, 2005 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on April 20, 2005).

21.1*       Subsidiaries of Pegasus Communications Corporation.

23.1*       Consent of Marcum & Kliegman LLP.

23.2*       Consent of PricewaterhouseCoopers LLP.

24.1*       Power of Attorney (included on Signatures page).

31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2* Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1*       Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*     Filed herewith.

+     Indicates a management contract or compensatory plan.