Form 10-Q
period 2005-03-31
PEGASUS COMMUNICATIONS CORP /
filed 2005-06-13
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2005
                                        --------------

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

         Number of shares of each class of the registrant's common stock outstanding as of May 31, 2005:

   Class A Common Stock, $0.01 par value
       (excluding 206,600 shares held by a consolidated subsidiary and 25,758
       shares held in treasury)                                      11,339,864

   Class B Common Stock, $0.01 par value (including 86,081 shares held by
       Pegasus PCS Partners, a variable interest entity which we determined that
       we are the primary beneficiary of)                            1,832,760

   Non-Voting Common Stock, $0.01 par value                                  -

                                       PEGASUS COMMUNICATIONS CORPORATION

                                                    FORM 10-Q
                                                TABLE OF CONTENTS
                                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets
                       March 31, 2005 and December 31, 2004                                                   3

                    Condensed Consolidated Statements of Operations
                       Three months ended March 31, 2005 and 2004                                             4

                    Condensed Consolidated Statements of Cash Flows
                       Three months ended March 31, 2005 and 2004                                             5

                    Notes to Consolidated Financial Statements                                                6

Item 2.             Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                 17

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                               21

Item 4.             Controls and Procedures                                                                  21

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings                                                                        23

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds                              23

Item 6.             Exhibits                                                                                 23

Signatures                                                                                                   24

Certifications                                                                                               25

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                        PEGASUS COMMUNICATIONS CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (In thousands)

                                                                                 March 31,           December 31,
                                                                                   2005                 2004
                                                                                -----------          ------------
Current assets:                                                                 (unaudited)
   Cash and cash equivalents                                                     $  51,975           $     29,196
   Short-term investments                                                                -                 23,486
   Accounts receivable, net (including due from affiliates of $43 and $1,603,
     respectively)                                                                     160                  2,916
   Prepaid expenses and other current assets                                           265                    720
                                                                                 ---------           ------------
     Total current assets                                                           52,400                 56,318
Property and equipment, net of accumulated depreciation of $5,967 and
     $5,533, respectively                                                           18,894                 18,664
Intangible assets, net of accumulated amortization of $68,726 and $65,163,
     respectively                                                                  139,228                142,791
Other noncurrent assets                                                              1,622                  1,628
                                                                                 ---------           ------------

   Total                                                                         $ 212,144           $    219,401
                                                                                 =========           ============

Current liabilities:
   Current portion of long term debt                                             $     167           $        157
   Accounts payable                                                                    695                    971
   Accrued expenses and other current liabilities (including due to affiliates
     of $523 in 2005)                                                                6,209                  7,879
                                                                                 ---------           ------------
     Total current liabilities                                                       7,071                  9,007
Investment in Pegasus Satellite Communications, Inc.                               413,125                413,125
Long term debt                                                                       8,086                  8,131
Other noncurrent liabilities                                                            62                  1,425
                                                                                 ---------           ------------
   Total liabilities                                                               428,344                431,688
                                                                                 ---------           ------------

Commitments and contingent liabilities (see Note 9)                                      -                      -
Minority interest                                                                    2,912                  2,912

Stockholders' equity (deficiency):
   Series C convertible preferred stock                                                 20                     19
   Common stocks                                                                       134                    133
   Other stockholders' deficiency                                                 (219,266)              (215,351)
                                                                                 ---------           ------------
     Total stockholders' deficiency                                               (219,112)              (215,199)
                                                                                 ---------           ------------


   Total                                                                         $ 212,144           $    219,401
                                                                                 =========           ============




      See accompanying notes to condensed consolidated financial statements

                                       PEGASUS COMMUNICATIONS CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except per share amounts)
                                                  (unaudited)
                                                                                  Three Months Ended March 31,
                                                                                   2005                 2004
                                                                                  -------             --------
Broadband revenues                                                                $   180             $     26
                                                                                  -------             --------

Operating expenses:
   Broadband:
        Direct operating expense                                                      307                   91
        Advertising and selling                                                       787                  206
        General and administrative                                                    428                  202
        Depreciation and amortization                                                 163                   41
                                                                                  -------             --------
   Total Broadband                                                                  1,685                  540
   Corporate and development expenses (net of $2,341 in 2005 allocated to the
     Debtors under the Support Services Agreement)                                    509                4,638
   Corporate depreciation and amortization (net of $411 in 2005 allocated to
     the Debtors under the Support Services Agreement)                              3,419                3,867
   Other operating expenses (net of $(646) income in 2005 allocated to the
     Debtors under the Support Services Agreement)                                    808                4,480
                                                                                  -------             --------
       Total operating expenses                                                     6,421               13,525
                                                                                  -------             --------

       Loss from operations                                                        (6,241)             (13,499)
Interest expense                                                                     (174)                (251)
Interest income                                                                       318                  144
Rental revenue                                                                        174                  231
Other nonoperating expense, net                                                       (14)                   -
                                                                                  -------             --------
       Loss before discontinued operations                                         (5,937)             (13,375)
Discontinued operations:
  Loss from discontinued operations (including cumulative effect of
    consolidating variable interest entities of $2,127 in 2004)                         -              (55,003)
                                                                                  -------             --------
       Net loss                                                                   $(5,937)            $(68,378)
                                                                                  =======             ========
Basic and diluted per common share amounts:

  Loss from continuing operations                                                 $ (0.70)            $  (1.06)
  Discontinued operations                                                               -                (4.84)
                                                                                  -------             --------
   Net loss applicable to common shares                                           $ (0.70)            $  (5.90)
                                                                                  =======             ========
Basic and diluted weighted average number of common shares outstanding             13,069               11,376
                                                                                  =======             ========



      See accompanying notes to condensed consolidated financial statements

                                     PEGASUS COMMUNICATIONS CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (In thousands)
                                                (unaudited)
                                                                               Three Months Ended March 31,
                                                                                 2005               2004
                                                                               -------            --------
Net cash used for operating activities                                         $  (550)           $ (2,579)
                                                                               -------            --------

Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                                  -              (2,621)
   Other capital expenditures                                                     (470)               (622)
   Purchases of intangible assets                                                    -              (4,316)
   Short-term investments purchased                                                  -             (13,400)
   Short-term investments sold                                                  23,486              19,100
   Other                                                                            14                 167
                                                                               -------            --------
Net cash provided by (used for) investing activities                            23,030              (1,692)
                                                                               -------            --------

Cash flows from financing activities:
   Repayments of term loan facilities                                                -                (750)
   Repayments of other long term debt                                              (35)                (53)
   Restricted cash                                                                   -              (5,282)
   Debt financing costs                                                              -              (2,477)
   Exercise of stock options                                                       350                   2
   Other                                                                           (16)               (147)
                                                                               -------            --------
Net cash provided by (used for) financing activities                               299              (8,707)
                                                                               -------            --------

Net increase (decrease) in cash and cash equivalents                            22,779             (12,978)
Cash and cash equivalents, beginning of period                                  29,196              43,221
                                                                               -------            --------
Cash and cash equivalents, end of period                                       $51,975            $ 30,243
                                                                               =======            ========



     See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

BASIS OF PRESENTATION

         The accompanying interim unaudited consolidated financial statements include the accounts of Pegasus Communications Corporation (referred to herein in its individual capacity as "Pegasus Communications"), together with its direct and indirect consolidated subsidiaries (including, prior to its deconsolidation, Pegasus Satellite Communications as hereinafter defined) and variable interest entities in which we are deemed to hold the primary beneficial interest (collectively, "we," "us," "our", "the Company" and "Pegasus Communications Corporation"). The financial results of Pegasus Satellite Communications, Inc. (a direct subsidiary of Pegasus Communications referred to herein in its individual capacity as "Pegasus Satellite") and its consolidated subsidiaries (collectively, "Pegasus Satellite Communications") are included in our consolidated results only through June 2, 2004, the date on which Pegasus Satellite and certain of its subsidiaries (collectively referred to herein as the "Debtors") filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine (the "Bankruptcy Court"). Subsequent to June 2, 2004, Pegasus Satellite Communications has been deconsolidated from our balance sheet, our negative investment in Pegasus Satellite of $413 million is presented using the cost method, and we no longer consolidate or record earnings or losses from Pegasus Satellite Communications' operations that occur after June 2, 2004.

         All intercompany transactions and balances between consolidated subsidiaries and variable interest entities have been eliminated. The financial statements are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes, including reclassifications related to the discontinued operations. See Note 2. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

MANAGEMENT'S PLANS AND LIQUIDITY

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

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROCEEDINGS OF PEGASUS SATELLITE UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         In February 2005, the Debtors commenced solicitation of votes on their First Amended Joint Chapter 11 Plan (as amended through the date of confirmation, the "Plan of Reorganization"). The Plan of Reorganization specifies the treatment of allowed claims against the Debtors and provides for the creation of a liquidating trust (the "Liquidating Trust") to hold all of the Debtors' assets, liquidate any remaining non-cash assets, resolve any disputed claims and make distributions to holders of allowed claims in accordance with the Plan of Reorganization. After several extensions of the confirmation hearing date, the Plan of Reorganization was confirmed by order of the Bankruptcy Court entered April 15, 2005 and became effective on May 5, 2005. Consequently, our $413 million negative investment in Pegasus Satellite will be reversed and recognized in our Consolidated Statement of Operations and Comprehensive Income
(Loss) in the second quarter of 2005. Upon plan effectiveness, the liquidating trustee appointed pursuant to the Plan of Reorganization (the "Liquidating Trustee") has full control over the Debtors' management and operations, as well as the unilateral right to cancel our common share ownership in Pegasus Satellite at any time without any right of recovery by us.

         Our consolidated subsidiary, Pegasus Communications Management Company ("Pegasus Management") provides certain support services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors pay us for such services based on our actual cost to provide the services, which cost is determined based on a methodology specified in a Support Services Agreement (the "Support Services Agreement") approved by the Bankruptcy Court. For the first quarter of 2005, these services aggregated $3.9 million, including $2.3 million of allocated corporate expense-related support services, $0.4 million of allocated depreciation, $0.4 million of allocated other expense-related support services offset by a $1.0 million reduction in accrued severance, and $1.9 million of direct costs that we incurred on behalf of the Debtors and that were reimbursable to us. At March 31, 2005 and December 31, 2004, we had a $0.5 million payable to and a $1.6 million receivable from, respectively, the Debtors related to the Support Services Agreement, including certain direct costs of the Debtors reimbursable to us in accordance with the Support Services Agreement. Pursuant to the Plan of Reorganization, the Debtors elected to assume (that is, continue to perform, and require performance, under) the Support Services Agreement as of the effective date of the Plan of Reorganization. On June 1, 2005, Pegasus Management exercised its termination rights under the Support Services Agreement, which consequently will terminate 90 days thereafter on August 30, 2005.

         Pegasus Communications and the Debtors have entered into an agreement, dated April 14, 2005 and approved by the Bankruptcy Court by order entered May 5, 2005, relating to certain tax matters. Pursuant to this agreement, Pegasus Communications and the Debtors will cease filing tax returns on a consolidated basis as of January 1, 2004 and will allocate between the Debtors and the non-Debtors certain historic tax attributes (primarily related to net operating loss carryforwards) arising in periods preceding the deconsolidation. This agreement also provides that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date in which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FINANCIAL INFORMATION OF PEGASUS SATELLITE COMMUNICATIONS - DECONSOLIDATED AFTER JUNE 2, 2004

         Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" provides that consolidated financial statements including one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings should include condensed combined financial statements of the entities in reorganization proceedings. Pegasus Satellite Communications was included in our condensed consolidated statement of operations for the quarter ended March 31, 2004. The condensed statement of operations of Pegasus Satellite Communications for this period is as follows (in thousands):

                                  PEGASUS SATELLITE COMMUNICATIONS, INC.
                                          (DEBTOR-IN-POSSESSION)
                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                      Quarter ended
                                                                                     March 31, 2004
                  Corporate expenses                                                        $  3,446
                  Other operating expenses                                                     3,912
                                                                                  ----------------------
                  Loss from operations                                                        (7,358)
                                                                                  ----------------------

                  Discontinued operations:
                         Loss from discontinued operations                                   (57,761)
                         Income tax expense
                         Cumulative effect of consolidating variable interest
                           entities                                                           (2,127)
                                                                                  ----------------------
                  Loss from discontinued operations                                          (59,888)
                                                                                  ----------------------
                  Net loss                                                                  $(67,246)
                                                                                  ======================

         As noted above, subsequent to June 2, 2004 our consolidated financial statements no longer include the results of Pegasus Satellite Communications. Consequently, no condensed financial statements for periods after June 2, 2004 are presented.

NEW ACCOUNTING PRONOUNCEMENTS

         Pursuant to authorization from our Board of Directors, options to purchase 225,000 shares of our Class A common stock ("Class A") were granted to our officers on June 2, 2005, and options to purchase 75,000 shares of our Class A common stock were granted to our outside directors on June 6, 2005. These officer and director stock options had an aggregate grant date fair value of approximately $1.2 million, respectively, and will be fully vested by June 2008. The Company also made grants on June 2, 2005 to non-executive employees of 14,000 restricted shares of Class A (which will be fully vested by June 2007) and options to purchase 132,000 shares of Class A (which will be fully vested by September 2008). The grant date fair value of these restricted shares and non-executive stock options were approximately $0.1 million and $0.6 million, respectively. Upon our adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payments", which we anticipate will occur no later than January 1, 2006, compensation expense for the unvested portion of these grants will be recognized over their remaining vesting period.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   DISCONTINUED OPERATIONS

         As a result of the August 2004 sale of substantially all of the Debtors' satellite television assets to DIRECTV, Inc., our Annual Report on Form 10-K for the year ended December 31, 2004 included the operations of Pegasus Satellite Communications' satellite television business and interest expense allocated to the satellite television business in discontinued operations. Beginning with our Form 10-Q for the three month period ended March 31, 2005, all of Pegasus Satellite Communications' operations and interest expense, except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in our condensed consolidated statements of operations for the three month period ended March 31, 2004, as well as in the condensed statements of operations included in Note 1. This reclassification resulted from the combination of: a) a Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors' assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 not to pursue an acquisition of the broadcast assets of the Debtors.

         Aggregate revenues and pretax loss from discontinued operations included in our condensed consolidated statements of operations were as follows (in thousands):

                                 Three Months
                                     Ended
                                   March 31,
                                     2004
                               -----------------

           Revenues               $205,188
           Pretax loss             (55,003)

         Aggregate revenues and pretax loss from discontinued operations included in Pegasus Satellite Communications' condensed consolidated statement of operations in Note 1 were as follows (in thousands):

                                  Three Months
                                      Ended
                                 March 31, 2004
                                -----------------

                  Revenues          $205,188
                  Pretax loss        (59,888)

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   SUMMARY OF CERTAIN ACCOUNTS

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities were comprised of the following (in thousands):

                                                                         March 31,        December 31,
                                                                           2005              2004
                                                                     ---------------    ----------------
Accrued severance                                                          $ 2,322             $ 3,557
Accrued professional fees                                                    1,133               1,630
Accrued health insurance costs                                               1,155               1,337
Other (including $523 due to Debtors in 2005 under the
   Support Services Agreement)                                               1,599               1,355
                                                                     ---------------    ----------------
                                                                           $ 6,209             $ 7,879
                                                                     ===============    ================

OTHER OPERATING EXPENSES

         Other operating expenses from our continuing operations for the quarters ended March 31, 2005 and 2004 were as follows (in thousands):

                                                             2005            2004
                                                         -------------    -----------
Compensation-related charges, including
     incentive compensation, stock awards and
     severance (net of $(646) income allocated to
     the Debtors in 2005 under the Support
     Services Agreement)                                       $ 400        $ 4,293
Bankruptcy-related legal fees                                    408              -
Other                                                              -            187
                                                         -------------    -----------
                                                               $ 808        $ 4,480
                                                         =============    ===========

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ACCOUNTING FOR STOCK OPTIONS

         We account for stock options and restricted stock issued to our employees using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for the net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                                               Three Months
                                                                                             Ended March 31,
                                                                                           2005               2004
                                                                                      ---------------       ---------
Net loss, as reported                                                                    $   (5,937)        $ (68,378)
Add: stock-based employee compensation expense included in net loss, as
reported                                                                                        322             2,217
Deduct: stock-based employee compensation expense determined under the fair value
   method                                                                                     (332)            (3,199)
                                                                                      ---------------   -------------
Net loss, pro forma                                                                      $   (5,947)        $ (69,360)
                                                                                      ===============   =============
Basic and diluted per common share amounts (see Note 5):
Net loss applicable to common shares, as reported                                        $    (0.70)        $   (5.90)
Net loss applicable to common shares, pro forma                                          $    (0.70)        $   (5.98)

4.       STOCKHOLDERS' EQUITY (DEFICIENCY)

         The change in stockholders' equity (deficiency) from December 31, 2004 to March 31, 2005 consisted of the following (in thousands):

                                               Number of
                                                Shares
                                                Issued -                   Number of
                                                Series C       Series C     shares
                                               convertible   convertible   issued -                     Other          Total
                                                preferred     preferred     Common       Common     stockholders'  Stockholders'
(in thousands)                                    stock         stock        stock        stock      deficiency      Deficiency
                                              -------------- ------------ ------------ ----------- -------------- ---------------
December 31, 2004                                     1,939          $19       13,362        $133      $(215,351)      $(215,199)

Net loss                                                                                                  (5,937)         (5,937)
Common stock issued for:
   Exercise of stock options                                                       38           1            349             350
   Stock plans and awards (including
     amortization of deferred compensation
     expense of $371)                                                               2           -            286             286
Preferred stock issued in satisfaction of
     liability                                           52            1                                   1,387           1,388

                                              -------------- ------------ ------------ ----------- -------------- ---------------
March 31, 2005                                        1,991          $20       13,402        $134      $(219,266)       $(219,112)
                                              ============== ============ ============ =========== ============== ===============

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         Our Series C convertible preferred stock ("Series C"), with a par value of $0.01 per share, had a liquidation preference, inclusive of accumulated dividends in arrears, of $237.8 million and $228.4 million at March 31, 2005 and December 31, 2004, respectively. Dividends not declared accumulate in arrears until paid. At March 31, 2005, total dividends in arrears on Series C, which have accumulated since January 31 2002, were $38.7 million, or $19.45 per share. The dividend of $4.3 million subject to declaration on April 30, 2005 was not declared.

         The number of outstanding shares of our Class A and B common stocks at March 31, 2005 and December 31, 2004 was 13,075,948 and 13,041,486,
respectively. Shares outstanding as of March 31, 2005 exclude 206,600 shares held by a consolidated subsidiary, 86,081 shares held by Pegasus PCS Partners, a consolidated variable interest entity, and 34,132 shares held in treasury. Shares outstanding as of December 31, 2004 exclude 206,600 shares held by a consolidated subsidiary, 85,472 shares held by Pegasus PCS Partners, and 29,583 shares held in treasury. The number of outstanding shares at both dates includes 1,315,208 shares held by the Debtors. We have no further involvement with the Debtors, including their broadcast television business, after the effective date of the Plan of Reorganization (except pursuant to the Support Services Agreement).

         On February 18, 2005 we entered into an agreement with The Blackstone Group L.P. ("Blackstone"). Pursuant to the agreement, we issued 52,351 shares of our 6 1/2% Series C convertible preferred stock in satisfaction of a liability to Blackstone related to investment banking services in connection with the sale of the DIRECTV distribution business of the Debtors.

         No dividends were declared or paid on common stocks during the three months ended March 31, 2005.

5.   PER COMMON SHARE AMOUNTS

         Net loss applicable to common shares equals net loss as reported adjusted by certain preferred stock-related activity. The computations of net loss applicable to common shares were as follows (in thousands):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                    2005               2004
                                                                                --------------    ---------------
Loss before discontinued operations                                                $(5,937)          $(13,375)
                                                                                --------------    ---------------
Preferred stock-related adjustments:
    Accumulated and accrued dividends on preferred stock and redeemable
    preferred stock                                                                 (3,207)            (3,189)
    Accumulated dividends issued in exchange of Series C for Series D
    preferred stock                                                                      -             (1,609)
    Gains associated with redemptions of preferred stocks                                -              6,081
                                                                                --------------    ---------------
    Total preferred stock-related adjustments                                       (3,207)             1,283
                                                                                --------------    ---------------
Loss from continuing operations applicable to common shares                         (9,144)           (12,092)
Loss from discontinued operations                                                        -            (55,003)
                                                                                --------------    ---------------
Net loss applicable to common shares                                               $(9,144)          $(67,095)
                                                                                ==============    ===============

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at March 31, 2005 and 2004 were 3.4 million and 4.9 million, respectively. The per share amounts are computed by dividing loss from continuing operations applicable to common shares and loss from discontinued operations, respectively, by the weighted average number of common shares outstanding during the periods reported.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     2005               2004
                                                                                 --------------     --------------
Preferred stock dividends accrued and accretion                                        $     -            $ (973)
Common stock issued for employee benefits and awards                                       286             2,547
Interest added to principal for Pegasus Satellite $100 million term loan                     -             1,661
Issuance of Series C in satisfaction of liability                                        1,387                 -

7.   INCOME TAXES

         Due to the deconsolidation of Pegasus Satellite and the fact that we now account for our negative investment in Pegasus Satellite of approximately $413 million using the cost method, we recorded a deferred tax asset for the difference between the tax basis and book basis of our investment in Pegasus Satellite.

           In the three months ended March 31, 2005, we recorded increases of $1.9 million to the valuation allowance recorded against the net deferred income tax asset balance. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at March 31, 2005 was $321.9 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended March 31, 2005 to virtually zero.

8.   INDUSTRY SEGMENTS

         As a consequence of our decision not to pursue an acquisition of the broadcast television assets of the Debtors, and the resulting classification of Pegasus Broadcast Television, Inc. as discontinued in periods prior to its deconsolidation on June 2, 2004, our reportable operating segments have changed. Currently, our sole reportable operating segment is our wireless broadband business. We reported identifiable assets for our wireless broadband business of $7.1 million and $8.7 million at March 31, 2005 and December 31, 2004, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   COMMITMENTS AND CONTINGENT LIABILITIES

Legal Matters
-------------

Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code

         See Note 1 for a detailed discussion of the proceedings under Chapter 11 of the Bankruptcy Code.

         Pursuant to the Plan of Reorganization, the Liquidating Trustee will be responsible for investigating and prosecuting or settling any claims or causes of action of the Debtors existing on the date the Plan of Reorganization became effective (the "Liquidating Trust Claims"). Liquidating Trust Claims include any claims of the Debtors against Pegasus Communications Corporation and its non-Debtor subsidiaries, as well as any claims against the officers and directors of the non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement (the "Global Settlement Agreement") entered into on July 30, 2004 by Pegasus Satellite Communications, Pegasus Communications, DIRECTV Inc., the National Rural Telecommunications Cooperative, and the creditors committee representing the unsecured creditors of the Debtors. Under the Global Settlement Agreement, the Debtors released any and all claims against the non-Debtors and the officers and directors of the Debtors and the non-Debtors arising on or prior to August 27, 2004, excluding claims, if any, arising under the Support Services Agreement. The Global Settlement Agreement did not release any claims of third parties held in their individual capacity and not derivatively. Although we do not believe that any Liquidating Trust Claims have arisen that are likely to result in any material liability to us, we may be required to incur costs in connection with the Liquidating Trustee's investigation or assertion of any such claims and, if the Liquidating Trustee were to successfully assert any such claims, we could be subject to payment of damages in connection therewith. Further, to the extent any such claims are asserted against our officers and directors, we may incur indemnification obligations in connection therewith.

Patent Infringement Litigation

         On December 4, 2000, our direct subsidiary Pegasus Development Corporation ("Pegasus Development") and Personalized Media Communications, LLC ("Personalized Media") filed a patent infringement lawsuit in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation ("Hughes"), Thomson Consumer Electronics ("Thomson"), and Philips Electronics North America Corporation ("Philips"). Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of DIRECTV, Inc.

         In March 2003, a hearing was held before a special master appointed by the Delaware district court to recommend constructions of disputed terms in the patent claims in suit. On March 24, 2003, the special master issued his report, recommending claim constructions largely favorable to the plaintiffs. The report of the special master is subject to review by the district judge.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In April 2003, the United States Patent and Trademark Office granted a petition filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants' motion pending a disposition of the United States Patent and Trademark Office's reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. In April 2005, an examiner in the United States Patent and Trademark Office issued office actions for two of the patents under reexamination, finding that all of the claims of U.S. Patent No. 4,704,725 and most of the claims of U.S. Patent No. 4,694,490 are not patentable. In May 2005, an examiner in the United States Patent and Trademark Office issued an office action for U.S. Patent No. 5,887,243, also under reexamination, finding that most of the claims are not patentable. It is expected that Personalized Media will respond to these office actions, and, if necessary, pursue administrative and judicial review of the actions. Personalized Media is entitled to appeal any adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

Securities Litigation

         On May 26, 2005, AIG Global Investments Corp., AIG SunAmerica Asset Management Corp., and the Variable Annuity Life Insurance Company (collectively, the "Plaintiffs"), all of which are members of American International Group, Inc., sued the Company, Marshall W. Pagon (the Company's Chief Executive Officer) and Joseph W. Pooler, Jr. (the Company's then Chief Financial Officer) in the Eastern District of Pennsylvania alleging violations of federal and state securities fraud laws, common law fraud and related claims. The Plaintiffs' claims are based upon the allegation that certain public statements made by the Company during the period from July 2002 to May 2004 concerning its subsidiary, Pegasus Satellite, were materially false and misleading because such statements failed to disclose that Pegasus Satellite's exclusive rights to distribute DIRECTV satellite television programming services within certain defined territories could be terminated prematurely without cause and without the consent of Pegasus Satellite as early as 2004. Plaintiffs claim that they relied on these statements and omissions to purchase more than $50 million of securities of the Company and Pegasus Satellite from July 2002 until May 2004, which have since decreased in value, allegedly causing damages to Plaintiffs of greater than $20 million.

           Due to the preliminary nature of this case, the Company is not able to predict the outcome of this litigation; however, the Company believes that the allegations are without merit and intends to vigorously defend against them. In addition, the Company maintains directors and officers liability insurance that it believes will cover any adverse judgment and all costs associated with the Plaintiffs' claims beyond a $1 million deductible. At March 31, 2005, we have not accrued any liability for legal and other costs associated with the AIG suit as our accounting policy is to expense these costs as incurred.

                       PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

10.  SUBSEQUENT EVENTS

Nasdaq Delisting Notice
-----------------------

         On May 20, 2005, our Class A common stock was delisted from the Nasdaq Stock Market pursuant to a notice received on May 18, 2005, and is currently trading on the Pink Sheets under the ticker symbol PGTV. We filed a request for reconsideration by the Nasdaq Listing Qualifications Panel, and a separate appeal with the Nasdaq Listing and Hearing Review Council seeking a review of the Nasdaq Listing Qualifications Panel's decision to delist. Our request for reconsideration was denied by the Nasdaq Listing Qualifications Panel on June 1, 2005. Consequently, we intend to proceed with our appeal. The notice of delisting followed (i) an April 5, 2005 Nasdaq staff determination that the Company had failed to comply with the Nasdaq filing requirement, as set forth in Marketplace Rule 4310(c)(14), due to the fact that it had not filed its Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC by March 31, 2005, (ii) a May 5, 2005 hearing before a Nasdaq Listing Qualifications Panel and (iii) the May 18, 2005 filing of the Company's Form 10-K and the Company's request, submitted after the filing of the Form 10-K but before the notice of delisting, that the Nasdaq Listing Qualifications Panel grant Pegasus' request for an exception to allow Pegasus until June 15, 2005 to file its Form 10-Q for the quarter ended March 31, 2005.

Reversal of Negative Investment in Pegasus Satellite
----------------------------------------------------

         As a result of the Plan of Reorganization becoming effective on May 5, 2005, our $413 million negative investment in Pegasus Satellite will be reversed and recognized in our condensed Consolidated Statement of Operations in the second quarter of 2005, with a correspondingly increase of $413 million to stockholders' equity.

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Communications Corporation that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward looking statement. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this Report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; the availability and terms of capital to fund the expansion of our businesses; and other factors mentioned in this report and in other reports filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein in Item 1.

GENERAL

         As a consequence of the Debtors filing for Chapter 11 bankruptcy protection on June 2, 2004, the sale of the Debtors' direct broadcast satellite business to DIRECTV, Inc. on August 27, 2004, and our decision in March 2005 not to pursue an acquisition of the Debtors' broadcast television assets, our results of operations have changed.

         Under generally accepted accounting principles, the financial position and results of Pegasus Satellite Communications are included in our consolidated financial statements only through June 2, 2004, and all of Pegasus Satellite Communications' operations and interest expense, except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in our condensed statements of operations for all periods prior to the deconsolidation of Pegasus Satellite on June 2, 2004 (see Note 2 to the Consolidated Financial Statements contained herein).

                       PEGASUS COMMUNICATIONS CORPORATION

         Our principal operating business presently consists of the provision of wireless Internet access and broadband communications to residential, small business and enterprise subscribers, conducted through indirect subsidiaries of Pegasus Communications referred to as Pegasus Broadband. Pegasus Broadband began building its wireless communications network in April 2003, began commercial operations in 2004, and continues to expand its wireless communications network. At March 31, 2004, Pegasus Broadband provided service to approximately 300 subscribers in 10 communities in Texas through its network which passed approximately 28,000 homes and small businesses. At March 31, 2005, Pegasus Broadband provided service to approximately 1,700 subscribers in 47 communities in Texas through its network which passed approximately 165,000 homes and small businesses.

         We also hold licenses and intellectual property, with a net carrying amount of $139.2 million at March 31, 2005, through certain subsidiaries of Pegasus Communications.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make certain estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities. Actual results could differ from those estimates. Significant estimates relate to: useful lives and recoverability of our long lived assets, including intangible assets consisting of licenses and intellectual property rights; and valuation allowances associated with deferred income tax assets. In addition to the above estimates and accounting policies, we believe our accounting policy regarding the deconsolidation of Pegasus Satellite Communications is important to understanding our results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on May 18, 2005, in
Note 2 of the Notes to the Consolidated Financial Statements and the Use of Estimates and Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF CONTINUING OPERATIONS - 2005 VS. 2004

         Broadband revenues for the quarter ending March 31, 2005 were $180 thousand, an increase of $154 thousand from the prior year reflecting growth in this business which began commercial operations in 2004.

         Consolidated broadband operating expenses in 2005 were $1.7 million, an increase of $1.1 million, or 212%, from the prior year, primarily reflecting increased costs related to expansion of the business segment.

         Corporate and development expenses in 2005 were $0.5 million, a decrease of $4.1 million, or 89%, from the prior year, primarily due to the deconsolidation of Pegasus Satellite Communications. The 2004 period includes general corporate expenses allocable to both non-Debtors and Pegasus Satellite Communications, whereas the current year period only includes general corporate expenses allocable to non-Debtors. We continue to provide certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others, and the Debtors reimburse us, at cost, for these services based on a methodology specified in a Support Services Agreement approved by the Bankruptcy Court. The allocation of corporate expenses attributable to the Debtors in the quarter ended March 31, 2005 totaled $2.3 million as a result of the services we provided. On June 1, 2005, Pegasus Management exercised its termination rights under the Support Services Agreement, which consequently will terminate 90 days thereafter on August 30, 2005. We have made certain reductions in the number of our personnel during the second quarter of 2005 and continue to assess the appropriate level of corporate and administrative services required to support our operations in the future, including the cessation of our obligation to provide services under the Support Services Agreement. We also intend to reassess our internal controls and procedures and related documentation as appropriate for the smaller size of our company.

                       PEGASUS COMMUNICATIONS CORPORATION

         Other operating expenses in 2005 were $0.8 million, a decrease of $3.7 million, or 82%, from the prior year. This decrease was primarily due to a $3.9 million reduction in compensation-related charges consisting of incentive compensation, stock awards and severance.

         Interest expense from continuing operations was $174 thousand in 2005, $77 thousand lower than the prior year, primarily due to a $56 thousand non-recurring adjustment in the 2004 quarter, as well as a stipulated drop in the fixed interest rate on the mortgage for our corporate headquarters in February 2005.

         In the three months ended March 31, 2005, we recorded increases of $1.9 million to the valuation allowance recorded against the net deferred income tax asset balance at March 31, 2005. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at March 31, 2005 was $321.9 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended March 31, 2005 to virtually zero.

DISCONTINUED OPERATIONS

         Aggregate revenues and pretax loss from discontinued operations included in our consolidated statements of operations were as follows (in thousands):


                                                              Three Months
                                                                 Ended
                                                                March 31,
                                                              ------------
                                                                  2004
                                                              ------------

                     Revenues                                   $205,188
                     Pretax loss                                 (55,003)

         As a result of the August 2004 sale of substantially all of the Debtors' satellite television assets to DIRECTV, Inc., our Annual Report on Form 10-K for the year ended December 31, 2004 included the operations of Pegasus Satellite Communications' satellite television business and interest expense allocable to the satellite television business in discontinued operations. Beginning with our Form 10-Q for the three months period ended March 31, 2005, all of Pegasus Satellite Communications' operations and interest expense, except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in our condensed statements of operations for all periods prior to the deconsolidation of Pegasus Satellite on June 2, 2004. This reclassification resulted from the combination of: a) a Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors' assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 to not pursue an acquisition of the broadcast assets of the Debtors.

                       PEGASUS COMMUNICATIONS CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

         The following discussion of liquidity and capital resources focuses on our Condensed Consolidated Statements of Cash Flows. Consequently, the amounts shown for the three months ended March 31, 2004 include activity for Pegasus Satellite Communications, which we did not deconsolidate until June 2, 2004. Additionally, amounts related to discontinued operations have not been separately classified in any of the periods presented. We are currently assessing the appropriate level of corporate and administrative services required to support our operations in light of the pending termination of the Support Services Agreement. We believe our available resources will be sufficient to fund our operating, investing, and financing requirements for at least the next twelve months.

         Net cash used for operating activities was $0.6 million and $2.6 million for 2005 and 2004, respectively. The principal reasons for the $2.0 million improvement between 2005 and 2004 were: a) a reduction of approximately $46 million in cash interest paid in 2004; b) a reduction of approximately $4 million in incentive compensation related payments; c) a reduction of approximately $2 million in payments for legal costs, and d) a reduction of approximately $4 million in net corporate and development expenses paid due to reimbursements by the Debtors under the Support Services Agreement; all partially offset by e) a reduction of approximately $52 million in operating cash flow provided by the direct broadcast satellite business; f) a reduction of approximately $1 million in operating cash flow provided by the broadcast television business; and g) an approximate $1 million increase in cash used by our broadband business as it grows. The significant changes to operating cash flow provided by the direct satellite business and cash interest payments are a direct result of the Debtors' Chapter 11 Bankruptcy filing on June 2, 2004, the subsequent deconsolidation of the operating results for Pegasus Satellite Communications, and the sale of Pegasus Satellite Television in August 2004.

         Net cash provided by investing activities was $23.0 million in 2005, compared with net cash used of $1.7 million in 2004. The investing activities for 2005 primarily reflected cash provided from the sale of all short-term investments of $23.5 million. The investing activities for 2004 primarily reflected cash provided from net sales of short-term investments of $5.7 million, partially offset by: a) $2.6 million used for direct broadcast satellite receiver equipment recorded as capital assets; b) $4.3 million used for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida; and c) other capital expenditures of $0.6 million.

         Net cash provided by financing activities was $0.3 million in 2005, compared with net cash used of $8.7 million in 2004. The primary financing activities in 2005 were $350 thousand in cash received for exercised stock options. The primary financing activities in 2004 were $5 million cash used to post a performance bond relating to our Ka band satellite license, $2.5 million of debt financing costs incurred by Pegasus Satellite Communications, and $750 thousand of repayments on term loan facilities.

         We project that our capital expenditures for the balance of 2005 will be $6.2 million, including capitalized subscriber acquisition costs for our Pegasus Broadband business of $2.4 million and investments in property and equipment of $3.8 million.

         In connection with our wireless broadband business, our subsidiary Pegasus Rural Broadband LLC ("Pegasus Rural Broadband") expects to execute definitive loan documentation in the second quarter of 2005 related to its $13 million application for funding under the RUS Rural Broadband Access Loan and Loan Guarantee Program, and anticipates initial funding for a portion of the available balance to occur in the third quarter of 2005. We are awaiting a response on Pegasus Rural Broadband's second loan application for approximately $11 million. The RUS loan document has covenants restricting our ability to access excess cash flows of Pegasus Rural Broadband.

                       PEGASUS COMMUNICATIONS CORPORATION

         At March 31, 2005, approximately $41 million of our cash and cash equivalents were concentrated in an investment portfolio consisting of money market and high-grade financial instruments with initial maturities of less than three months. A leading global investment banking, securities trading and brokerage firm managed this investment portfolio. Due to the nature of the financial instruments and the firm that is managing them, we believe that any risk associated with this concentration is limited.

         Dividends not declared on our 6-1/2% Series C convertible preferred stock accumulate in arrears until paid. The total amount of dividends in arrears on Series C at March 31, 2005, which have accumulated since January 2002, was $38.7 million. The dividend of $4.3 million subject to declaration on April 30, 2005 was not declared. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

         Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, planned capital expenditures, preferred stock requirements, and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. While we believe that our capital resources and liquidity are sufficient to meet our contractual obligations for at least the next twelve months, we cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At March 31, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2004. More detailed information concerning market risk can be found under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.


ITEM 4.    CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

                       PEGASUS COMMUNICATIONS CORPORATION

         The Company's management, with the participation of the Company's Chief Executive Officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, March 31, 2005. Based on this evaluation, the Chief Executive Officer, principal financial officer and principal accounting officer concluded that these controls and procedures, as of such date, were effective in providing reasonable assurance of achieving their desired control objectives.

         Our failure to file this Form 10-Q by its May 10, 2005 due date was occasioned by the circumstances leading to a delay in the filing of our Form 10-K for the year ended December 31, 2004, which included the resignation of the company's former independent public accountants on December 29, 2004; the delay in the engagement of the company's new public accountants until February 14, 2005; and the time and resources required to be devoted by management to the Chapter 11 bankruptcy proceedings of the Debtors. The Company's management believes that the Company will be able to timely file its future reports since the circumstances that led to the late filings are nonrecurring.

         As of December 31, 2004, we reported a material weakness relating to the effectiveness of information technology systems in place to ensure controlled backup of data is occurring and recovery capacity is appropriate, and that the related backup and recovery systems are being monitored and tested (see
Item 9A(b) "Management's Annual Report on Internal Control Over Financial Reporting" included in our 2004 Annual Report on Form 10K). We remedied the weakness in the first quarter of 2005 by re-implementing appropriate backup and recovery systems, similar to those that had been in place prior to the transition of our information technology infrastructure to our corporate headquarters in Bala Cynwyd, PA from our Marlborough, MA facility. Other than this remediation, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         In the second quarter of 2005, we have made certain reductions in the number of our personnel and continue to assess the appropriate level of corporate and administrative services required to support our operations in the future, including following the cessation of the Support Services Agreement with the Debtors. We also intend to reassess our internal controls and procedures and related documentation as appropriate for the smaller size of our company.

                       PEGASUS COMMUNICATIONS CORPORATION

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For information relating to the proceedings of Pegasus Satellite Communications, Inc. under Chapter 11 of the U.S. Bankruptcy Code, patent infringement litigation, a civil suit brought by certain members of the American International Group, Inc., and an SEC investigation, we incorporate by reference herein the disclosure reported under Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note 19 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On February 18, 2005, we issued 52,351 shares of our 6 1/2% Series C convertible preferred stock to The Blackstone Group L.P. We have claimed exemption for registration of these securities under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS


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


                                         Pegasus Communications Corporation



         June 13, 2005                   By: /s/ Ronald B. Stark
------------------------------           -----------------------
              Date                             Ronald B. Stark
                                               Vice President of Finance
                                               (principal accounting officer)