Form 10-Q
period 2005-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2005-08-09
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
                                               -------------

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
225 City Line Avenue, Suite 200, Bala Cynwyd, PA            19004
------------------------------------------------            -----
   (Address of principal executive offices)              (Zip code)

         Registrant's telephone number, including area code:   (610) 934-7000
                                                               --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                             ----   ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No
                                                   ----   ----

         Number of shares of each class of the registrant's common stock outstanding as of July 31, 2005:

   Class A Common Stock, $0.01 par value
       (excluding 264,600 shares held by a consolidated subsidiary
       and 43,492 shares held in treasury)                           11,276,981

   Class B Common Stock, $0.01 par value (including 86,081 shares held by Pegasus PCS Partners, a variable interest entity
       which we determined that we are the primary beneficiary of)    1,832,760

   Non-Voting Common Stock, $0.01 par value                                  --

                       PEGASUS COMMUNICATIONS CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets
                June 30, 2005 and December 31, 2004 (audited)                 3

             Condensed Consolidated Statements of Operations
                Three months ended June 30, 2005 and 2004                     4

             Condensed Consolidated Statements of Operations
                Six months ended June 30, 2005 and 2004                       5

             Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 2005 and 2004                       6

             Notes to Condensed Consolidated Financial Statements             7

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    23

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      30

Item 4.      Controls and Procedures                                         30

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                               32

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     32

Item 6.      Exhibits                                                        32

Signatures                                                                   33

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       PEGASUS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        June 30,          December 31,
                                                                                          2005               2004
                                                                                       ----------          ----------
Current assets:                                                                       (unaudited)
   Cash and cash equivalents                                                           $   44,143          $   29,196
   Short-term investments                                                                      --              23,486
   Accounts receivable, net (including due from affiliates of $62 and $46, respectively, and due from Debtors (as defined in Note 10) of $1,603 in
     2004)                                                                                    123               2,916
   Prepaid expenses and other current assets                                                1,477                 720
                                                                                       ----------          ----------
     Total current assets                                                                  45,743              56,318
Property and equipment, net of accumulated depreciation of $6,429 and $5,533,
     respectively                                                                          19,058              18,664
Intangible assets, net of accumulated amortization of $72,289 and $65,163,
     respectively                                                                         135,756             142,791
Other noncurrent assets                                                                     2,012               1,628
                                                                                       ----------          ----------

   Total                                                                               $  202,569          $  219,401
                                                                                       ==========          ==========

Current liabilities:
   Current portion of long term debt                                                   $      170          $      157
   Accounts payable                                                                            97                 971
   Accrued expenses and other current liabilities (including due to Debtors of
     $190 in 2005)                                                                          3,588               7,879
                                                                                       ----------          ----------
     Total current liabilities                                                              3,855               9,007
Investment in Pegasus Satellite Communications, Inc.                                           --             413,125
Long term debt                                                                              8,028               8,131
Other noncurrent liabilities                                                                   62               1,425
                                                                                       ----------          ----------
   Total liabilities                                                                       11,945             431,688
                                                                                       ----------          ----------

Commitments and contingent liabilities (see Note 13)                                           --                  --
Minority interest                                                                           2,912               2,912

Stockholders' equity (deficiency):
   Series C convertible preferred stock                                                        20                  19
   Common stocks                                                                              134                 133
   Other stockholders' equity (deficiency)                                                187,558            (215,351)
                                                                                       ----------          ----------
     Total stockholders' equity (deficiency)                                              187,712            (215,199)
                                                                                       ----------          ----------


   Total                                                                                $202,569            $ 219,401
                                                                                       ==========          ==========

      See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                       Three Months Ended June 30,
                                                                                         2005             2004
                                                                                       --------        ----------
Broadband revenues                                                                     $    215        $       44
                                                                                       --------        ----------
Operating expenses:
   Broadband:
        Direct operating expense                                                            321               149
        Advertising and selling                                                             895               314
        General and administrative                                                          505               254
        Depreciation and amortization                                                       186                59
                                                                                       --------        ----------
   Total Broadband                                                                        1,907               776
   Corporate and development expenses (net of $2,515 and $1,009, respectively, allocated to the Debtors under the Support Services Agreement, as defined
     in Note 10)                                                                            807             3,611
   Corporate depreciation and amortization (net of $86 allocated to the Debtors
     in 2005 under the Support Services Agreement)                                        3,840             3,858
   Other operating expenses (net of $344 and $2,409, respectively, allocated to
     the Debtors under the Support Services Agreement)                                      380            12,512
                                                                                       --------        ----------
       Total operating expenses                                                           6,934            20,757
                                                                                       --------        ----------
       Loss from operations                                                              (6,719)          (20,713)
Interest expense                                                                           (173)             (195)
Interest income                                                                             349               164
Rental revenue                                                                              266               185
                                                                                       --------        ----------
       Loss before discontinued operations                                               (6,277)          (20,559)
Discontinued operations:
  Income (loss) from discontinued operations (including income from derecognition of our negative investment in Pegasus Satellite
    Communications, Inc. of $413,125 in 2005, and loss from cumulative effect
    of consolidating variable interest entities of $2,127 in 2004)                      413,125          (438,878)
                                                                                       --------        ----------
       Net income (loss)                                                               $406,848        $ (459,437)
                                                                                       ========        ==========
Basic and diluted per common share amounts:

  Loss from continuing operations                                                      $  (0.73)       $    (1.97)
  Discontinued operations                                                                 31.60            (36.48)
                                                                                       --------        ----------
   Net income (loss) applicable to common shares                                       $  30.87        $   (38.45)
                                                                                       ========        ==========
Basic and diluted weighted average number of common shares outstanding                   13,075            12,032
                                                                                       ========        ==========

      See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                       Six Months Ended June 30,
                                                                                         2005             2004
                                                                                       --------        ----------
Broadband revenues                                                                     $    395        $       70
                                                                                       --------        ----------
Operating expenses:
   Broadband:
        Direct operating expense                                                            628               240
        Advertising and selling                                                           1,682               520
        General and administrative                                                          933               456
        Depreciation and amortization                                                       349               100
                                                                                       --------        ----------
   Total Broadband                                                                        3,592             1,316
   Corporate and development expenses (net of $4,856 and $1,009, respectively,
     allocated to the Debtors under the Support Services Agreement)                       1,316             8,249
   Corporate depreciation and amortization (net of $516 allocated to the
     Debtors in 2005 under the Support Services Agreement)                                7,259             7,725
   Other operating expenses (net of $302 income and $2,409 expense, respectively, allocated to the Debtors under the Support Services
     Agreement)                                                                           1,188            16,992
                                                                                       --------        ----------
       Total operating expenses                                                          13,355            34,282
                                                                                       --------        ----------
       Loss from operations                                                             (12,960)          (34,212)
Interest expense                                                                           (347)             (446)
Interest income                                                                             667               308
Rental revenue                                                                              440               416
Other nonoperating expense, net                                                             (14)               --
                                                                                       --------        ----------
       Loss before discontinued operations                                              (12,214)          (33,934)
Discontinued operations:
  Income (loss) from discontinued operations (including income from derecognition of our negative investment in Pegasus Satellite
    Communications, Inc. of $413,125 in 2005, and loss from cumulative effect
    of consolidating variable interest entities of $2,127 in 2004)                      413,125          (493,881)
                                                                                       --------        ----------
       Net income (loss)                                                               $400,911        $ (527,815)
                                                                                       ========        ==========
Basic and diluted per common share amounts:

  Loss from continuing operations                                                      $  (1.43)       $    (3.06)
  Discontinued operations                                                                 31.60            (42.20)
                                                                                       --------        ----------
   Net income (loss) applicable to common shares                                       $  30.17        $   (45.26)
                                                                                       ========        ==========
Basic and diluted weighted average number of common shares outstanding                   13,072            11,704
                                                                                       ========        ==========

      See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                    2005                     2004
                                                                                 ----------              -----------
Net cash used in operating activities                                           $   (7,444)             $    (2,036)
                                                                                 ----------              -----------

Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                                      --                   (4,436)
   Other capital expenditures                                                        (1,150)                  (1,395)
   Purchases of intangible assets                                                       (91)                  (4,322)
   Short-term investments purchased                                                      --                  (24,400)
   Short-term investments sold                                                       23,486                   31,400
   Other                                                                                 14                      319
                                                                                 ----------              -----------
Net cash provided by (used in) investing activities                                  22,259                   (2,834)
                                                                                 ----------              -----------

Cash flows from financing activities:
   Borrowings on revolving credit facility                                               --                   18,000
   Repayments of term loan facilities                                                    --                     (750)
   Repayments of other long term debt                                                   (90)                     (81)
   Purchases of Class A common stock                                                   (158)                  (1,092)
   Restricted cash                                                                       --                   (2,215)
   Debt financing costs                                                                  --                   (2,154)
   Exercise of stock options                                                            361                        2
   Other                                                                                 19                     (638)
                                                                                 ----------              -----------
Net cash provided by financing activities                                               132                   11,072
                                                                                 ----------              -----------

Net increase in cash and cash equivalents                                            14,947                    6,202
Net decrease in cash and cash equivalents - reclassification of Pegasus Satellite Communications, Inc. to the cost
   method                                                                                --                  (22,451)
Cash and cash equivalents, beginning of period                                       29,196                   43,221
                                                                                 ----------              -----------
Cash and cash equivalents, end of period                                         $   44,143              $    26,972
                                                                                 ==========              ===========

      See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1. GENERAL

BASIS OF PRESENTATION

         The accompanying interim unaudited consolidated financial statements include the accounts of Pegasus Communications Corporation (referred to herein in its individual capacity as "Pegasus Communications"), together with its direct and indirect consolidated subsidiaries (including, prior to its deconsolidation, Pegasus Satellite Communications as hereinafter defined; see
Note 10) and variable interest entities in which we are deemed to hold the primary beneficial interest (collectively, "we," "us," "our", "the Company" and "Pegasus Communications Corporation").

         All intercompany transactions and balances between consolidated subsidiaries and variable interest entities have been eliminated. The financial statements are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes, including reclassifications related to the discontinued operations. See Note 11. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

MANAGEMENT'S PLANS AND LIQUIDITY

         Our principal operating business consists of the provision of wireless Internet access and broadband communications to residential and business subscribers, conducted through indirect subsidiaries of Pegasus Communications referred to herein as Pegasus Broadband. Pegasus Broadband began building its wireless communications network in April 2003, began commercial operations in 2004, and continues to expand its wireless communications network. Our operating strategy is to focus future development of our wireless communications network and services on small and mid-size markets that may be underserved by large wire and wireless telecommunications companies. At June 30, 2005, Pegasus Broadband provided service to approximately 2,000 subscribers in 49 communities in Texas through its network which passed approximately 182,000 homes and small businesses.

         The majority of Pegasus Broadband's current customers are served using "license-exempt" frequencies in the 900MHz, 2.4GHz, 5.2 GHz, and 5.8 GHz bands. Beginning in the third quarter of 2005, we expect to use licensed frequencies in the 2496-2690 MHz (the "2.5 GHz") frequency band, which will enable us to improve network reliability as a result of eliminating the risk of potential interference, expand network coverage by being able to operate at greater power levels than in the licensed exempt band, and reduce operating costs by eliminating the need for a professional installation for many subscribers. Operating using licensed spectrum allows us to effectively serve areas that are more densely populated, and is less subject to interference than licensed exempt spectrum. Our intent is to evaluate each market to determine the optimal combination of licensed and licensed exempt spectrum as we expand our network. We have recently acquired leases for eight 2.5 GHz Education Broadcast Services ("EBS") channels covering approximately 107,000 homes in Lubbock, Texas, and have entered into an asset purchase agreement in August 2005 to acquire rights as lessee of EBS channels under 52 leases in 23 markets covering approximately two million homes in Arkansas, Illinois, Kansas, Oklahoma, and Texas. We are also evaluating the use of our licensed frequencies in the 700 MHz frequency band, as well as frequencies in the 3.6 GHz frequency band recently authorized by the FCC.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         We expect to supplement our high speed Internet access services with other services to be provided over our IP network such as voice communications ("VoIP") and video services over our wireless communications network. We are currently testing VoIP digital phone services on our wireless network.

         Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions. Our ability to fund operations, planned capital expenditures, preferred stock requirements, and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, bandwidth costs, subscriber acquisition costs, interest rates, and financial, business, and other factors that are beyond our control. While we believe that our liquidity is sufficient for at least the next twelve months, we cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in sufficient amounts. Our business may be subject to other risks, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation." as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We do not expect that adoption of FIN 47 will have significant effect on our financial position or results of operations.

         In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, " Accounting Changes and Error Corrections " ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

2. SUMMARY OF CERTAIN ACCOUNTS

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities were comprised of the following (in thousands):

                                                                       June 30,            December 31,
                                                                         2005                 2004
                                                                       --------            ------------
Accrued severance                                                      $   568               $ 3,557
Accrued professional fees                                                  689                 1,630
Accrued health insurance costs                                           1,012                 1,337
Accrued payroll and benefits                                               428                   201
Other (including $190 due to Debtors in 2005 under the Support
    Services Agreement)                                                    891                 1,154
                                                                       -------               -------
                                                                       $ 3,588               $ 7,879
                                                                       =======               =======

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER OPERATING EXPENSES

         Other operating expenses from our continuing operations were as follows (in thousands):

                                                             Three months ended June 30,
                                                            ----------------------------
                                                              2005              2004
                                                            --------          ----------
Compensation-related charges, including incentive
     compensation, stock awards and severance (net of
     $344 and $2,409, respectively, allocated to the
     Debtors under the Support Services Agreement)          $    300          $    2,891
Bankruptcy-related legal fees                                     80               1,890
Write-offs/impairments of long-lived assets                       --               7,215
Other                                                             --                 516
                                                            --------          ----------
                                                            $    380          $   12,512
                                                            ========          ==========


                                                              Six months ended June 30,
                                                            ----------------------------
                                                              2005               2004
                                                            --------          ----------
Compensation-related charges, including incentive
     compensation, stock awards and severance (net of
     $(302) income in 2005 and $2,409 expense in 2004
     allocated to the Debtors under the Support
     Services Agreement)                                    $    700          $    7,184
Bankruptcy-related legal fees                                    488               1,890
Write-offs/impairments of long-lived assets                       --               7,215
Other                                                             --                 703
                                                            --------          ----------
                                                            $  1,188          $   16,992
                                                            ========          ==========

3. STOCKHOLDERS' EQUITY (DEFICIENCY)

         The change in stockholders' equity (deficiency) from December 31, 2004 to June 30, 2005 consisted of the following (in thousands):

                                               Number of
                                                 Shares
                                                Issued -                   Number of
                                                Series C      Series C      shares                    Other           Total
                                               convertible   convertible    issued -               stockholders'   Stockholders'
                                                preferred     preferred     Common       Common       equity          Equity
(in thousands)                                   stock         stock        stock        stock     (deficiency)    (Deficiency)
                                              --------------------------------------------------------------------------------
December 31, 2004                                 1,939        $   19       13,362       $ 133      $(215,351)      $(215,199)
Net income                                                                                            400,911         400,911
Common stock issued for:
   Exercise of stock options                                                    39           1            360             361
   Stock plans and awards (including
     amortization of deferred compensation
     expense of $596)                                                           15          --            409             409
Preferred stock issued in satisfaction of
     liability                                       52             1                                   1,387           1,388
Class A common repurchased                                                                               (158)           (158)
                                              -------------------------------------------------------------------------------
June 30, 2005                                     1,991        $   20       13,416       $ 134      $ 187,558       $ 187,712
                                              ===============================================================================

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Our Series C convertible preferred stock ("Series C"), with a par value of $0.01 per share, had a liquidation preference, inclusive of accumulated dividends in arrears, of $241.1 million and $228.4 million at June 30, 2005 and December 31, 2004, respectively. Dividends not declared accumulate in arrears until paid. At June 30, 2005, total dividends in arrears on Series C, which have accumulated since January 31 2002, were $42.0 million, or $21.07 per share of Series C. The dividend of $3.2 million subject to declaration on July 31, 2005 was not declared.

         On February 18, 2005 we entered into an agreement with The Blackstone Group L.P. ("Blackstone"). Pursuant to the agreement, we issued 52,351 shares of our 6 1/2% Series C convertible preferred stock in satisfaction of a $1.4 million noncurrent liability to Blackstone related to investment banking services in connection with the sale of the DIRECTV distribution business of the Debtors.

         The number of outstanding shares of our Class A and B common stocks at June 30, 2005 and December 31, 2004 was 13,029,354 and 13,041,486, respectively.
Shares outstanding as of June 30, 2005 exclude 251,600 shares held by a our consolidated subsidiary, Pegasus Development Corporation ("Pegasus Development"), 86,081 shares held by Pegasus PCS Partners, a consolidated variable interest entity, and 50,504 shares held in treasury. Shares outstanding as of December 31, 2004 exclude 206,600 shares held by a consolidated subsidiary, 85,472 shares held by Pegasus PCS Partners, and 29,583 shares held in treasury. Pegasus Development purchased 45,000 shares of our Class A common in the second quarter of 2005 at a cost of $158 thousand. Subsequent to June 30, 2005, Pegasus Development purchased an additional 13,000 shares of Class A common at a cost of $48 thousand.

         Repurchases of our securities have been made under a previously granted standing authorization, which provides that security purchases may be made from time to time, depending on market conditions and other considerations, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases, nor any minimum purchase commitment.

         No dividends were declared or paid on common stocks during the six months ended June 30, 2005.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PER COMMON SHARE AMOUNTS

         Net income (loss) applicable to common shares equals net income (loss) as reported adjusted by certain preferred stock-related activity. The computations of net income (loss) applicable to common shares were as follows (in thousands):

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                 ------------------------------
                                                                                   2005                 2004
                                                                                 ---------            ---------
Loss before discontinued operations ...................................          $  (6,277)           $ (20,559)
                                                                                 ---------            ---------
Preferred stock-related adjustments:
    Accumulated and accrued dividends on preferred stock and redeemable
     preferred stock ..................................................             (3,236)              (3,204)
                                                                                 ---------            ---------
      Total preferred stock-related adjustments........................             (3,236)              (3,204)
                                                                                 ---------            ---------
Loss from continuing operations applicable to common shares............             (9,513)             (23,763)
Income (loss) from discontinued operations.............................            413,125             (438,878)
                                                                                 ---------            ---------
Net income (loss) applicable to common shares..........................          $ 403,612            $(462,641)
                                                                                 =========            =========

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ------------------------------
                                                                                   2005                 2004
                                                                                 ---------            ---------
Loss before discontinued operations ...................................          $ (12,214)           $ (33,934)
                                                                                 ---------            ---------
Preferred stock-related adjustments:
    Accumulated and accrued dividends on preferred stock and redeemable
     preferred stock ..................................................             (6,443)              (6,393)
    Accumulated dividends issued in exchange of Series C for Series D
     preferred stock ..................................................                 --               (1,609)
    Gains associated with redemptions of preferred stocks .............                 --                6,081
                                                                                 ---------            ---------
    Total preferred stock-related adjustments..........................             (6,443)              (1,921)
                                                                                 ---------            ---------
Loss from continuing operations applicable to common shares............            (18,657)             (35,855)
Income (loss) from discontinued operations.............................            413,125             (493,881)
                                                                                 ---------            ---------
Net income (loss) applicable to common shares..........................          $ 394,468            $(529,736)
                                                                                 =========            =========

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at June 30, 2005 and 2004 were 3.5 million and 5.0 million, respectively. The per share amounts are computed by dividing loss from continuing operations applicable to common shares and income (loss) from discontinued operations, respectively, by the weighted average number of common shares outstanding during the periods reported.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. SUPPLEMENTAL CASH FLOW INFORMATION

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ------------------------------
                                                                                   2005                 2004
                                                                                 ---------            ---------
Preferred stock dividends accrued and accretion                                    $6,443              $6,393
Common stock issued for employee benefits and awards                                  409               4,353
Interest added to principal for Pegasus Satellite $100 million term loan               --               1,661
Issuance of Series C in satisfaction of liability                                   1,388                  --

6. INTANGIBLE ASSETS

         In May 2005, Pegasus Broadband Communications, LLC ("Pegasus Broadband Communications"), which is an indirect subsidiary of the Registrant, and Gateway Access Solutions, LLC ("Gateway") entered into two agreements, which provided that Pegasus Broadband Communications would acquire, for an aggregate payment of approximately $181 thousand, Gateway's rights to lease eight 2.5 GHz EBS channels in Lubbock, Texas covering approximately 107,000 homes. The first transaction was completed June 6, 2005; the second was completed July 6, 2005.

         In August 2005, Pegasus Broadband Communications and Gateway entered into an asset purchase agreement for the acquisition by Pegasus Broadband Communications of Gateway's rights as lessee of EBS channels under 52 leases in 23 markets covering approximately 2.0 million households in Arkansas, Illinois, Kansas, Oklahoma, and Texas. On June 29, 2005, pursuant to a letter of intent, Pegasus Broadband Communications advanced Gateway $350 thousand, which is included in other noncurrent assets at June 30, 2005, to serve as a refundable deposit against a $3.2 million purchase price for all of the leases. Subject to a number of conditions precedent, including approval of our Board of Directors, the leases would be transferred to Pegasus Broadband Communications in a series of closings, with Pegasus Broadband Communications determining which of the leases it would acquire at any particular closing. In the event that certain conditions precedent are not met with respect to a particular lease, or Pegasus Broadband Communications determines that it will not provide its services using EBS spectrum in a particular market, Pegasus Broadband Communications may elect not to close on that lease. The purchase price for each lease is payable, at the election of Pegasus Broadband Communications, either fully in cash or 75% in cash and 25% in our Class A common stock, subject to Pegasus Broadband Communications' right, for three years following the last closing and exercisable in its sole discretion, to buy back up to 80% of the Class A shares at a price equal to 122% of the market price of such shares when issued. In connection with this transaction, under certain circumstances, Gateway would also be required to issue warrants to Pegasus Broadband Communications to acquire up to that number of shares of stock of Gateway enabling Pegasus Broadband Communications to hold 14% of the shares of Gateway stock determined on a fully diluted "as converted" basis, which number shall be determined upon Pegasus Broadband Communications initial exercise of the warrant. The warrants would be exercisable over a period of ten years from the issuance date of the warrant and shall be exercisable at a purchase price of $0.03 per share. Pegasus may terminate the letter of intent if it has not obtained approval of the transaction from its Board of Directors by September 30, 2005.

         In July 2005, Pegasus Broadband Communications entered into a letter of intent with another seller to acquire, subject to negotiation of definitive agreements and certain conditions precedent including our Board of Directors' approval, rights to lease EBS channels under 10 leases in 5 markets covering approximately 429,000 households in Illinois and Texas for an aggregate purchase price of $630 thousand.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  LONG-TERM DEBT

         On June 22, 2005, Pegasus Rural Broadband, LLC ("Pegasus Rural Broadband"), which is an indirect subsidiary of the Registrant, received confirmation from the United States of America acting through the Rural Utilities Service ("RUS") of the United States Department of Agriculture that all conditions precedent for loan closing had been completed and that RUS deemed definitive loan documents providing for Pegasus Rural Broadband to borrow up to an aggregate $13.0 million under the RUS Rural Broadband Access Loan and Loan Guarantee Program (the "Loan") to be effective as of June 1, 2005. In order to be advanced funds under the loan documents, Pegasus Rural Broadband will need to satisfy certain conditions precedent. Advances received under the Loan will be used to enable Pegasus Rural Broadband to provide broadband services in eligible rural communities. Pegasus Rural Broadband anticipates requesting an initial draw for a portion of the Loan sometime in the third quarter of 2005 (the "Initial Draw").

         Amounts drawn under the Loan shall become due and payable through June 1, 2015. The obligation of the RUS to advance any unused portion of the Loan shall expire on June 1, 2010. Interest on each outstanding advance will bear interest at the U.S. Treasury rate for obligations of comparable maturities. For the first year following the Initial Draw, interest only will be due monthly on outstanding balances. Beginning in the second year following the Initial Draw, both interest and principal on each advance will be due monthly, calculated such that all outstanding balances will be paid by June 1, 2015 in substantially equal payments. Outstanding balances may be prepaid in full or in part without penalty.

         The Loan is secured by all tangible and intangible assets of Pegasus Rural Broadband (the "Collateral"). At June 30, 2005, the Collateral consisted primarily of cash of $2.3 million and property and equipment of $2.8 million. Upon an event of default, the RUS may declare all unpaid principal and interest to be immediately due and payable, and may take possession of the Collateral.

         The Loan requires Pegasus Rural Broadband to set aside cash of $6.1 million inclusive of amounts to be received as a result of the Initial Draw, as a precondition to the Initial Draw, of which $2.1 million may be used to fund operating expenses in the first year following the Initial Draw, and $4.0 million may be used to fund operating expenses in subsequent periods. The Loan also imposes various restrictions upon Pegasus Rural Broadband, including restrictions on: a) use of proceeds; b) merger, consolidation and transfer of property; c) additional indebtedness; d) creation of encumbrances; e) disposal of Collateral; f) distributions and withdrawals of assets; g) transactions with and extensions of credit to related parties; h) issuance of preferred stock; i) changes in service rates charged for data, video and voice services; and j) use of the $6.1 million in cash set aside. The Loan contains other customary covenants, including: maintenance of financial records; rights of inspection; furnishing of quarterly and annual financial reports; constructing, operating and maintaining of Pegasus Rural Broadband's wireless broadband facilities in accordance with RUS standards and the original loan application; compliance with laws; non-discrimination; and maintenance of a certain financial ratio beginning December 31, 2007.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES

         In the three and six months ended June 30, 2005, we recorded decreases of $161.8 million and $159.9 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance. The decreases to the valuation allowance were primarily comprised of benefits to income taxes that offset income tax expense resulting from the reversal of our negative investment in Pegasus Satellite. The net deferred income tax asset balance at June 30, 2005 was $160.1 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items (see Note 11). The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and six months ended June 30, 2005 to virtually zero.

         Pegasus Communications and the Debtors entered into an agreement, dated April 14, 2005 and approved by the Bankruptcy Court by order entered May 5, 2005, relating to certain tax matters. Pursuant to this agreement, Pegasus Communications and the Debtors will cease filing tax returns on a consolidated basis as of January 1, 2004 and will allocate between the Debtors and the non-Debtors certain historic tax attributes (primarily related to net operating loss carryforwards) arising in periods preceding the deconsolidation. This agreement also provides that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date on which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date. We anticipate taking such a worthless stock deduction as of December 31, 2005 in an amount to be determined, which would generate capital loss carryforwards for income tax purposes that expire in 2010, and also anticipate that any tax benefit derived from this deduction would be subject to a full valuation allowance.

         Our ability to use loss carryforwards may be subject to substantial limitation in future periods under certain provisions of the Internal Revenue Code, including but not limited to Section 382 which applies to corporations that undergo an "ownership change". Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a more than 50% change in control of a company (such change refers to either a change in voting control or change in value). The Company believes that it may have undergone one or more ownership changes.

9. STOCK PLANS

         We account for stock options and restricted stock issued to our employees using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net income (loss) and basic and diluted per common share amounts for the net income (loss) applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation (in thousands, except per share amounts):

                                                                                                Three Months
                                                                                               Ended June 30,
                                                                                           2005              2004
                                                                                         --------         ---------
Net income (loss), as reported                                                           $406,848         $(459,437)
Add: stock-based employee compensation expense included in net loss, as reported              225             1,325
Deduct: stock-based employee compensation expense determined under the fair value
   method                                                                                    (684)           (2,336)
                                                                                         --------         ---------
Net income (loss), pro forma                                                             $406,389         $(460,448)
                                                                                         ========         =========
Basic and diluted per common share amounts (see Note 4):
Net income (loss) applicable to common shares, as reported                               $  30.87         $  (38.45)
Net income (loss) applicable to common shares, pro forma                                 $  30.83         $  (38.53)

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                                 Six Months
                                                                                               Ended June 30,
                                                                                           2005              2004
                                                                                         --------         ---------
Net income (loss), as reported                                                           $400,911         $(527,815)
Add: stock-based employee compensation expense included in net loss, as reported              547             3,542
Deduct: stock-based employee compensation expense determined under the fair value
   method                                                                                  (1,016)           (5,535)
                                                                                         --------         ---------
Net income (loss), pro forma                                                             $400,422         $(529,808)
                                                                                         ========         =========
Basic and diluted per common share amounts (see Note 4):
Net income (loss) applicable to common shares, as reported                               $  30.18         $  (45.26)
Net income (loss) applicable to common shares, pro forma                                 $  30.14         $  (45.43)

         Pursuant to authorization from our Board of Directors, options to purchase 225,000 shares of our Class A common stock ("Class A") were granted to our officers on June 2, 2005, and options to purchase 75,000 shares of our Class A common stock were granted to our outside directors on June 6, 2005. These officer and director stock options had an aggregate grant date fair value of approximately $1.2 million, respectively, and will be fully vested by June 2008. The Company also made grants on June 2, 2005 to non-executive employees of 14,000 restricted shares of Class A (which will be fully vested by June 2007) and options to purchase 132,000 shares of Class A (which will be fully vested by September 2008). The grant date fair value of these restricted shares and non-executive stock options (collectively, the "June 2005 grants") were approximately $0.1 million and $0.6 million, respectively. The Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" ("SFAS 123R") effective as of July 1, 2005. Consequently, beginning in the third quarter of 2005, compensation expense for the unvested portion of these grants will be recognized over their remaining vesting period.

         Pursuant to authorization from our Board of Directors, in August 2005 our officers and outside directors surrendered approximately 467 thousand stock options in exchange for new stock options. The surrendered options were fully vested as of June 30, 2005 and had exercise prices ranging from $13.21 to $202.19 with a weighted average exercise price of approximately $74. For every six options surrendered, the holders received three new options: one option with an exercise price of $5.06, one option with an exercise price of $6.32, and one option with an exercise price of $7.59. Each option granted has a ten year term. The new options were 25% vested on the date of grant with ratable monthly vesting for the remainder, such that the options will be fully vested by August 2008. Pursuant to FAS 123R, we anticipate that compensation expense of approximately $0.4 million, representing the incremental grant date fair value of the new options over the fair value of the old options immediately prior to their surrender, will be recognized over the vesting period of the new options.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. PROCEEDINGS OF PEGASUS SATELLITE UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

General

         The financial results of Pegasus Satellite Communications, Inc. (a direct subsidiary of Pegasus Communications referred to herein in its individual capacity as "Pegasus Satellite") and its consolidated subsidiaries (collectively, "Pegasus Satellite Communications") are included in our consolidated results only through June 2, 2004, the date on which Pegasus Satellite and certain of its subsidiaries (collectively referred to herein as the "Debtors") filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine (the "Bankruptcy Court"). Subsequent to June 2, 2004, Pegasus Satellite Communications has been deconsolidated from our balance sheet, our negative investment in Pegasus Satellite of $413 million was presented using the cost method, and we no longer consolidate or record earnings or losses from Pegasus Satellite Communications' operations that occur after June 2, 2004.

         In February 2005, the Debtors commenced solicitation of votes on their First Amended Joint Chapter 11 Plan (as amended through the date of confirmation, the "Plan of Reorganization"). The Plan of Reorganization specified the treatment of allowed claims against the Debtors and provided for the creation of a liquidating trust (the "Liquidating Trust") to hold all of the Debtors' assets, liquidate any remaining non-cash assets, resolve any disputed claims and make distributions to holders of allowed claims in accordance with the Plan of Reorganization. After several extensions of the confirmation hearing date, the Plan of Reorganization was confirmed by order of the Bankruptcy Court entered April 15, 2005 and became effective on May 5, 2005. Consequently, our $413 million negative investment in Pegasus Satellite has been reversed and recognized in our condensed Consolidated Statements of Operations in the second quarter of 2005, classified within discontinued operations. Upon plan effectiveness, the liquidating trustee appointed pursuant to the Plan of Reorganization (the "Liquidating Trustee") has full control over the Debtors' management and operations, as well as the unilateral right to cancel our common share ownership in Pegasus Satellite at any time without any right of recovery by us.

Support Services Agreement

         Our consolidated subsidiary, Pegasus Communications Management Company ("Pegasus Management") provides certain support services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors pay us for such services based on a methodology specified in a Support Services Agreement (the "Support Services Agreement") approved by the Bankruptcy Court. From June 3, 2004 to June 30, 2005, these services aggregated $24.6 million, including $15.7 million of allocations of general corporate overhead of Pegasus Management and $8.9 million of direct costs that we incurred on behalf of the Debtors and that were reimbursable to us. Pursuant to the Plan of Reorganization, the Debtors elected to assume (that is, continue to perform, and require performance, under) the Support Services Agreement as of May 5, 2005. On June 1, 2005, Pegasus Management exercised its termination rights under the Support Services Agreement, which consequently will terminate on August 31, 2005.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Information of Pegasus Satellite Communications - Deconsolidated after June 2, 2004

         Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" provides that consolidated financial statements including one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings should include condensed combined financial statements of the entities in reorganization proceedings. Pegasus Satellite Communications results through June 2, 2004 were included in our condensed consolidated statement of operations for the quarter and year-to-date periods ended June 30, 2004, as follows (in thousands):

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended
                                                              June 30, 2004

Corporate expenses                                              $   2,660
Other operating expenses                                            5,460
                                                                ---------
Loss from operations                                               (8,120)
                                                                ---------

Discontinued operations:
       Loss from discontinued operations                         (442,138)
                                                                ---------
Loss from discontinued operations                                (442,138)
                                                                ---------
Net loss                                                        $(450,258)
                                                                =========

                                                            Six months ended
                                                              June 30, 2004
Corporate expenses                                              $   6,106
Other operating expenses                                            9,372
                                                                ---------
Loss from operations                                              (15,478)
                                                                ---------

Discontinued operations:
       Loss from discontinued operations                         (499,899)
       Cumulative effect of consolidating variable interest
         entities                                                  (2,127)
                                                                ---------
Loss from discontinued operations                                (502,026)
                                                                ---------
Net loss                                                        $(517,504)
                                                                =========

         As noted above, subsequent to June 2, 2004 our consolidated financial statements no longer include the results of Pegasus Satellite Communications. Consequently, no condensed financial statements for periods after June 2, 2004 are presented.

11. DISCONTINUED OPERATIONS

         In the second quarter of 2005, income of $413 million from the derecognition of our negative investment in Pegasus Satellite has been classified as discontinued operations, since the cumulative losses giving rise to the negative investment had previously been classified as discontinued operations, as hereinafter discussed.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         As a result of the August 2004 sale of substantially all of the Debtors' satellite television assets to DIRECTV, Inc., our Annual Report on Form 10-K for the year ended December 31, 2004 included the operations of Pegasus Satellite Communications' satellite television business and interest expense allocated to the satellite television business in discontinued operations. In this Quarterly Report on Form 10-Q for the period ended June 30, 2005, all of Pegasus Satellite Communications' operations and interest expense through its June 2, 2004 deconsolidation, except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2004, as well as in the condensed statements of operations included in
Note 10. This reclassification resulted from the combination of: a) the Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors' assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 not to pursue an acquisition of the broadcast assets of the Debtors.

          Aggregate revenues and pretax loss from discontinued operations included in our condensed consolidated statements of operations for 2004 were as follows (in thousands):

                                                                  Three Months
                                                                     Ended
                                                                 June 30, 2004
                                                                 -------------
           Revenues                                               $  143,706
           Pretax loss                                              (438,878)

                                                                   Six Months
                                                                     Ended
                                                                 June 30, 2004
                                                                 -------------
           Revenues                                               $  348,894
           Pretax loss                                              (493,881)

         Aggregate revenues and pretax loss from discontinued operations included in Pegasus Satellite Communications' condensed consolidated statement of operations in Note 10 were as follows (in thousands):

                                                                  Three Months
                                                                     Ended
                                                                 June 30, 2004
                                                                 -------------
                                Revenues                          $  143,706
                                Pretax loss                         (442,138)

                                                                   Six Months
                                                                     Ended
                                                                 June 30, 2004
                                                                 -------------
                                Revenues                          $  348,894
                                Pretax loss                         (502,026)

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. INDUSTRY SEGMENTS

         As a consequence of our decision not to pursue an acquisition of the broadcast television assets of the Debtors, and the resulting classification of Pegasus Broadcast Television, Inc. as discontinued in periods prior to its deconsolidation on June 2, 2004, our reportable operating segments have changed. Currently, our sole reportable operating segment is our wireless broadband business. We reported identifiable assets for our wireless broadband business of $5.8 million and $8.7 million at June 30, 2005 and December 31, 2004, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

         We had a purchase commitment of $7.8 million as of December 31, 2004, representing the remaining non-cancellable minimum obligation under a communication services contract that began in 2002. There was no annual commitment specified in the contract but any unused minimum was due in 2008. In our Form 10-K for the year ended December 31, 2004, based on then current consumption, we estimated annual payments in each of 2005, 2006 and 2007 to be $1.0 million, with a residual payment of $4.8 million in 2008. In June 2005, we negotiated an amendment to the communication services contract pursuant to which the noncancellable purchase commitment would be eliminated in exchange for a $1 million payment. We made this payment, of which $770 thousand was reimbursed by the Liquidating Trust, in July 2005.

         We have also renegotiated a purchase commitment for Pegasus Broadband-related internet connectivity, previously to be paid through 2006, reducing our monthly costs such that payment of the $0.9 million balance remaining as of June 30, 2005 will occur over a period ending 2007.

Legal Matters

Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code

         See Note 10 for a discussion of the proceedings of Pegasus Satellite under Chapter 11 of the Bankruptcy Code.

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

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         In this litigation, Pegasus Development and Personalized Media assert infringement of claims from the following patents: U.S. Patent Nos. 4,694,490 ("the '490 patent"); 4,965,825 ("the '825 patent"); 5,109,414 ("the '414 patent"); 5,233,654 ("the '654 patent"); 5,335,277 ("the '277 patent"); and
5,887,243 ("the '243 patent"). Each of these six patents issued from a line of seven applications claiming priority back to November 3, 1981. The inventors of these patents appreciated the synergy that might result from combining television broadcasts with computer processing power at a consumer's home or at a broadcast station. That is, they designed a television system that employed significant processing power at each stage of the television program distribution system and linked those stages with digital signals that could coordinate the processing at one or more stages.

         This technology disclosed in these patents provided the operator of a television system with novel ways to offer important capabilities, including the use of more robust encryption and reporting techniques that made pay television more efficient and therefore more valuable. The digital signals employed by the patented system also enabled a television system operator to offer subscribers the ability to interact, in a personal way, with the television program being broadcast to the population at large. These advances have already been recognized by many leading companies in the industry through their purchase of licenses from Personalized Media.

         In March 2003, a hearing was held before a special master appointed by the Delaware district court to recommend constructions of disputed terms in the patent claims in suit. On March 24, 2003, the special master issued his report, recommending claim constructions largely favorable to the plaintiffs. The report of the special master is subject to review by the district judge.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In April 2003, the United States Patent and Trademark Office granted a petition filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants' motion pending a disposition of the United States Patent and Trademark Office's reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. In April 2005, an examiner in the United States Patent and Trademark Office issued office actions for two of the patents under reexamination, finding that most of the claims of the '490 patent and all of the claims of U.S. Patent No. 4,704,725 (the `725 patent", which is not asserted in the Delaware litigation) are not patentable. In May through July 2005, an examiner in the United States Patent and Trademark Office issued office actions for the '243, '277, '654 and '825 patents, finding that the majority of claims in each of the patents are not patentable. Personalized Media responded to the office actions for the '490 and `725 patents, and the United States Patent and Trademark Office thereafter issued final office actions, to which it is expected that Personalized Media will further respond. It is expected that Personalized Media will pursue administrative and/or judicial review of the action. For the other, non-final, office actions, Personalized Media has filed, or will file, responses with the patent examiner. For all of the patents, Personalized Media is entitled to appeal any adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

         Separately, in 2002, Personalized Media asserted many of the same patent claims against Scientific-Atlanta, Inc. in federal district court in Atlanta, Georgia. Pegasus Development is not a party to that suit. On March 1, 2005, the special master in that case issued a claim construction report and recommendation, largely favorable to Personalized Media, which was then substantially adopted by the district court. Discovery in that matter is expected to close in August 2005. Although rulings in that proceeding are not binding as a matter of law upon those persons not parties to this Georgia litigation (including Pegasus Development), the Delaware court may be impacted by the Georgia rulings for guidance on common issues of fact or law, especially if the Atlanta litigation has been heard and ruled upon the by U.S. Court of Appeals for the Federal Circuit.

Securities Litigation

         On May 26, 2005, AIG Global Investments Corp., AIG SunAmerica Asset Management Corp., and the Variable Annuity Life Insurance Company (collectively, the "Plaintiffs"), all of which are members of American International Group, Inc., sued the Company, the Company's Chief Executive Officer, and the Company's then Chief Financial Officer in the Eastern District of Pennsylvania alleging violations of federal and state securities fraud laws, common law fraud and related claims. The Plaintiffs' claims are based upon the allegation that certain public statements made by the Company during the period from July 2002 to May 2004 concerning its subsidiary, Pegasus Satellite, were materially false and misleading because such statements failed to disclose that Pegasus Satellite's exclusive rights to distribute DIRECTV satellite television programming services within certain defined territories could be terminated prematurely without cause and without the consent of Pegasus Satellite as early as 2004. Plaintiffs claim that they relied on these statements to purchase more than $50 million of securities of the Company and Pegasus Satellite from July 2002 until May 2004, which have since decreased in value, allegedly causing damages to Plaintiffs of greater than $20 million.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           Due to the preliminary nature of this case, the Company is not able to predict the outcome of this litigation; however, the Company believes that the allegations are without merit and intends to vigorously defend against them. In addition, the Company maintains directors and officers liability insurance that it believes will cover any adverse judgment and all costs associated with the Plaintiffs' claims beyond a $1 million deductible. At June 30, 2005, we have not accrued any liability for legal and other costs associated with the AIG suit as our accounting policy is to expense these costs as incurred. It is possible that other parties may bring actions relating to claims similar to those asserted by the Plaintiffs.

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

14. OTHER MATTERS

Nasdaq Delisting Notice

         On May 20, 2005, our Class A common stock was delisted from the Nasdaq Stock Market pursuant to a notice received on May 18, 2005, and is currently trading on the Pink Sheets under the ticker symbol "PGTV". We filed a request for reconsideration by the Nasdaq Listing Qualifications Panel, and a separate appeal with the Nasdaq Listing and Hearing Review Council seeking a review of the Nasdaq Listing Qualifications Panel's decision to delist. Our request for reconsideration was denied by the Nasdaq Listing Qualifications Panel on June 1, 2005. We are awaiting a response to our appeal from the Nasdaq Listing and Hearing Review Council.

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

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein in Item 1.

GENERAL

         Our principal operating business presently consists of the provision of wireless Internet access and broadband communications to residential and business subscribers, conducted through Pegasus Broadband. Pegasus Broadband began building its wireless communications network in April 2003, began commercial operations in 2004, and continues to expand its wireless communications network. Our operating strategy is to focus future development of our wireless communications network and services on small and mid-size markets that may be underserved by large wire and wireless telecommunications companies. At June 30, 2005, Pegasus Broadband provided service to approximately 2,000 subscribers in 49 communities in Texas through its network which passed approximately 182,000 homes and small businesses.

                       PEGASUS COMMUNICATIONS CORPORATION

         The majority of Pegasus Broadband's current customers are served using "license-exempt" frequencies in the 900MHz, 2.4GHz, 5.2 GHz, and 5.8 GHz bands. Beginning in the third quarter of 2005, we expect to use licensed frequencies in the 2.5 GHz frequency band, which will enable us to improve network reliability as a result of eliminating the risk of potential interference, expand network coverage by being able to operate at greater power levels than in the licensed-exempt band, and reduce operating costs by eliminating the need for a professional installation for many subscribers. Operating using licensed spectrum allows us to effectively serve areas that are more densely populated, and is not subject to interference as may be the case with licensed exempt spectrum. Our intent is to evaluate each market to determine the optimal combination of licensed and licensed exempt spectrum as we expand our network. We have recently acquired rights to lease eight 2.5 GHz EBS channels covering approximately 107,000 homes in Lubbock, Texas, and have entered into an asset purchase agreement in August 2005 to acquire rights as lessee of EBS channels under 52 leases in 23 markets covering approximately two million homes in Arkansas, Illinois, Kansas, Oklahoma, and Texas. We are also evaluating the use of our licensed frequencies in the 700 MHz frequency band, as well as frequencies in the 3.6 GHz frequency band recently authorized by the FCC. We expect to supplement our high speed Internet access services with other services to be provided over our IP network such as voice communications ("VoIP") and video services over our wireless communications network. We are currently testing VoIP digital phone services on our wireless network.

         We hold 34 FCC licenses, (our "700 MHz Licenses") with a carrying value of $64.3 million at June 30, 2005, to provide terrestrial communication services in frequencies located in the upper 700 MHz band between 24 MHz of spectrum reserved for public safety operations and 30 MHz of spectrum allocated for commercial wireless services that has not yet been auctioned by the FCC. 32 of our 700 MHz licenses are designated as "A" licenses consisting of a pair of 1 MHz frequencies, and include major economic areas such as Boston, Chicago, Detroit, New York City, Philadelphia, Pittsburgh, Portland, San Francisco/Oakland, and Seattle. Two of our 700 MHz Licenses are "B" licenses, consisting of a pair of 2 MHz frequencies. The initial term of our 700 MHz licenses runs through January 1, 2015 when they are subject to renewal. Equipment suitable for commercial use of this spectrum has recently become available. However, the continued incumbency of existing television broadcasters in the lower and upper 700 MHz bands through at least 2006 (and potentially longer if various conditions are not met) remains an obstacle to the broad initiation of service in the 700 MHz License frequencies. In addition, the surrender by Nextel Communications, Inc. of substantial holdings of 700 MHz Licenses could potentially alter the development of the 700 MHz License spectrum, as well as affect the technology and equipment that is developed for use in the 700 MHz bands. Further, the disposition by the FCC of the spectrum forfeited by Nextel Communications, Inc., whether to public safety use, for re-auction or otherwise, may have an impact on the type and availability of equipment developed for use in the 700 MHz License spectrum, and the demand for and competition for service in this band.

         We also hold intellectual property rights licensed from Personalized Media, with a net carrying amount of $71.1 million at June 30, 2005, that provides us an exclusive license to an intellectual property portfolio for the distribution of satellite based services using Ku band BSS and Ka band FSS frequencies at certain orbital locations. The inventors of the underlying patents designed a television system that employed significant computer processing power at each stage of the television program distribution system and linked those stages with digital signals that could coordinate the processing at one or more stages. The technology disclosed in these patents provided the operator of a television system with novel ways to offer important capabilities, including the use of more robust encryption and reporting techniques that made pay television more efficient and therefore more valuable. The digital signals employed by the patented system also enabled a television system operator to offer subscribers the ability to interact, in a personal way, with the television program being broadcast to the population at large. The value of our license with Personalized Media could be adversely affected in the future by significant ongoing patent infringement litigation, the outcome of which we are presently unable to predict (see Note 13 to the Consolidated Financial Statements).

                       PEGASUS COMMUNICATIONS CORPORATION

THE 2.5 GHZ FREQUENCY BAND

         The FCC adopted a new regulatory framework for licensed spectrum in the
2.5 GHz band, which consists of channels licensed to the Broadband Radio Service ("BRS," formerly the Multipoint Distribution Service or "MDS") and the EBS (formerly the Instructional Television Fixed Service or "ITFS") in July 2004. Among other items, the new rules will create a new bandplan and associated technical requirements which will enhance the ability of 2.5 GHz operators to provide low-power, non-line of sight wireless broadband operations. The rules governing the transition to the new bandplan are subject to further rule-making. The rules permit commercial operators to lease EBS spectrum from educational entities for up to 15 years, although there are proposals pending at the FCC to permit leases of longer duration. Petitions for reconsideration of the new rules and an additional notice of proposed rulemaking on certain discrete issues related thereto remain pending at the agency.

         Holders of rights to BRS/EBS spectrum are permitted to deploy new services under the existing 2.5 GHz bandplan until their markets are transitioned to the new 2.5 GHz bandplan under the FCC's new rules. Under the existing bandplan, BRS/EBS utilizes thirty-three 6 MHz channels. In the prototypical case, twenty-eight of the channels were licensed in seven groups of four channels each (the A, B, C, D, E, F and G Groups), while the remaining five channels were generally licensed individually (the H channels, BRS 1 and BRS 2). Generally, thirteen of these channels were allocated to BRS (the E and F Group, the H channels, and BRS 1 and BRS 2) and the remaining twenty were allocated to EBS. BRS channels are available for full-time commercial use, while EBS channels can be licensed only to eligible educational entities, who can then lease up to 95% of their digitized capacity to commercial service providers. There is no limit to the number of BRS channels that one person may own or the number of BRS and EBS channels that one person may lease. Under the FCC rules, the licensee of BRS and EBS channels has use of a protected service area with a radius of 35 miles from the site of license grant.

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

COMPARISON OF CONTINUING OPERATIONS - 2005 VS. 2004

         Broadband revenues for the quarter and year-to-date periods ending June 30, 2005 were $215 thousand and $395 thousand, respectively, reflecting increases of $171 thousand and $325 thousand, respectively, from the comparable 2004 periods. The increases for both the quarter and year-to-date periods were primarily due to growth in residential subscribers for this business which began commercial operations in 2004.

                       PEGASUS COMMUNICATIONS CORPORATION

         Consolidated broadband operating expenses for the three months ended June 30, 2005 were $1.9 million, an increase of $1.1 million, or 145%, from the prior year. Consolidated broadband operating expenses for the six months ended June 30, 2005 were $3.6 million, an increase of $2.3 million, or 173%, from the prior year. The increases for both the quarter and year-to-date periods primarily reflect costs of serving a larger number of markets and expanding the business into new markets. These include an increase in direct operating expense of $172 thousand and $388 thousand for the quarter and year-to-date periods respectively related to increases in bandwidth and tower lease expenses; an increase in advertising and selling of $581 thousand and $1.2 million for the quarter and year-to-date periods respectively related to the launch of a number of markets including Lubbock, TX; an increase in general and administrative expense of $251 thousand and $477 thousand for the quarter and year-to-date periods respectively related to an increase in employees required to support the business, and an increase in depreciation and amortization of $127 thousand and $249 thousand for the quarter and year-to-date periods respectively related to an increase in the amount of fixed assets being depreciated.

         Corporate and development expenses in the second quarter of 2005 were $807 thousand, a decrease of $2.8 million, or 78%, from the prior year. Corporate and development expenses in the six months ended June 30, 2005 were $1.3 million, a decrease of $6.9 million, or 84%, from the prior year. The decreases for both the three and six month periods were primarily due to the deconsolidation of Pegasus Satellite Communications as of June 2, 2004. Pegasus Satellite Communications' corporate expenses through June 2, 2004 that were included in our condensed consolidated statement of operations for the quarter and year-to-date periods ended June 30, 2004 were $2.7 million and $6.1 million, respectively. After June 2, 2004, our corporate and development expenses are reported net of allocations to the Debtors under a Support Services Agreement approved by the Bankruptcy Court, pursuant to which we have provided certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others, and the Debtors reimburse us, based on a methodology specified in the Support Services Agreement. Corporate expenses allocated to the Debtors as a result of the services we provided totaled $2.5 million and $4.8 million for the three and six months ended June 30, 2005, respectively. We expect that the Support Services Agreement will terminate on August 31, 2005. We have made certain reductions in the number of our personnel during the second quarter of 2005 and continue to assess the appropriate level of corporate and administrative services required to support our operations in the future, including the cessation of our obligation to provide services under the Support Services Agreement.

         Other operating expenses for the quarter ended June 30, 2005 were approximately $400 thousand, a decrease of $12.1 million, or 97%, from the prior year. This decrease was primarily due to a $2.6 million reduction in compensation-related charges consisting of incentive compensation, stock awards and severance; and non-recurring impairment charges of $7.2 million in 2004 related to our Ka band licenses and certain other capitalized business development costs. Other operating expenses for the six months ended June 30, 2005 were $1.2 million, a decrease of $15.8 million, or 93%, from the prior year. This decrease was primarily due to a $6.4 million reduction in compensation-related charges consisting of incentive compensation, stock awards and severance, and non-recurring impairment charges of $7.2 million related to our Ka band licenses and other capitalized development costs.

         Interest expense from continuing operations for the three and six month periods ended June 30, 2005 was $173 thousand and $347 thousand, respectively. Such amounts were $22 thousand and $99 thousand, respectively, lower than the prior year, primarily due to a $56 thousand non-recurring adjustment in the 2004 first quarter, as well as a stipulated drop in the fixed interest rate on the mortgage for our corporate headquarters in February 2005.

                       PEGASUS COMMUNICATIONS CORPORATION

         In the three and six months ended June 30, 2005, we recorded decreases of $161.8 million and $159.9 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at June 30, 2005. The decreases to the valuation allowance were benefits to income taxes that offset income tax expense resulting from the reversal of our negative investment in Pegasus Satellite. The net deferred income tax asset balance at June 30, 2005 was $160.1 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and six months ended June 30, 2005 to virtually zero.

DISCONTINUED OPERATIONS

         The Debtors' Plan of Reorganization was confirmed by order of the Bankruptcy Court entered April 15, 2005 and became effective on May 5, 2005. Consequently, our $413 million negative investment in Pegasus Satellite has been reversed and recognized in our condensed Consolidated Statements of Operations in the second quarter of 2005, and classified within discontinued operations since the cumulative losses giving rise to the negative investment are classified as discontinued as hereinafter discussed. Upon plan effectiveness, the Liquidating Trustee appointed pursuant to the Plan of Reorganization has full control over the Debtors' management and operations, as well as the unilateral right to cancel our common share ownership in Pegasus Satellite at any time without any right of recovery by us.

         Aggregate revenues and pretax loss from discontinued operations included in our consolidated statements of operations for 2004 were as follows (in thousands):

                                Three Months
                                    Ended          Six Months Ended
                                  June 30,             June 30,
                                ------------       -----------------
                                    2004                 2004
                                ------------       -----------------

           Revenues               $143,706             $348,894
           Pretax loss             438,878              493,881

         Under generally accepted accounting principles, the financial position and results of Pegasus Satellite Communications are included in our consolidated financial statements only through June 2, 2004, (see Note 10 to the Consolidated Financial Statements contained herein). As a result of the August 2004 sale of substantially all of the Debtors' satellite television assets to DIRECTV, Inc., our Annual Report on Form 10-K for the year ended December 31, 2004 included the operations of Pegasus Satellite Communications' satellite television business and interest expense allocable to the satellite television business in discontinued operations. In this Quarterly Report on Form 10-Q, all of Pegasus Satellite Communications' operations and interest expense, except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in our condensed statements of operations for all periods prior to the deconsolidation of Pegasus Satellite on June 2, 2004. This reclassification resulted from the combination of: a) a Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors' assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 to not pursue an acquisition of the broadcast assets of the Debtors.

                       PEGASUS COMMUNICATIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion of liquidity and capital resources focuses on our Condensed Consolidated Statements of Cash Flows. Consequently, the amounts shown for the six months ended June 30, 2004 include activity for Pegasus Satellite Communications, which we did not deconsolidate until June 2, 2004. Additionally, amounts related to discontinued operations have not been separately classified in any of the periods presented. We are currently assessing the appropriate level of corporate and administrative services required to support our operations in light of the pending termination of the Support Services Agreement. We believe our available resources will be sufficient to fund our operating, investing, and financing requirements for at least the next twelve months.

         Net cash used for operating activities was $7.4 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively. The principal reasons for the $5.4 million decline between 2005 and 2004 were: a) a reduction of approximately $81 million in operating cash flow provided by the direct broadcast satellite business; b) a reduction of approximately $2 million in operating cash flow provided by the broadcast television business; and c) an approximate $2 million increase in cash used by our broadband business as it grows; all partially offset by d) a reduction of approximately $54 million in cash interest paid in 2004; e) a reduction of approximately $4 million in incentive compensation related payments; f) a reduction of approximately $8 million in payments for reorganization-related costs, g) a reduction of approximately $7 million in net corporate and development expenses paid due to reimbursements by the Debtors under the Support Services Agreement; h) a reduction of $3 million for certain litigation related costs; and i) a $3 million reduction in accrued expenses. The significant changes to operating cash flow provided by the direct satellite business and cash interest payments are a direct result of the Debtors' Chapter 11 Bankruptcy filing on June 2, 2004, the subsequent deconsolidation of the operating results for Pegasus Satellite Communications, and the sale of Pegasus Satellite Television in August 2004.

         Net cash provided by investing activities was $22.3 million in 2005, compared with net cash used of $2.8 million in 2004. The investing activities for 2005 primarily reflected cash provided from the sale of all short-term investments of $23.5 million, partially offset by capital expenditures of $1.2 million. The investing activities for 2004 primarily reflected cash provided from net sales of short-term investments of $7.0 million, partially offset by:
a) $4.4 million used for direct broadcast satellite receiver equipment recorded as capital assets; b) $4.3 million used for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida; and c) other capital expenditures of $1.4 million.

         Net cash provided by financing activities was $0.1 million and $11.1 million in 2005 and 2004, respectively. The primary financing activities in 2005 were $361 thousand in cash received for exercised stock options, offset by $158 thousand for repurchases of our Class A common stock. The primary financing activities in 2004 were $18 million in borrowings on a revolving credit facility, offset by $2 million cash applied to a performance bond relating to our Ka band satellite license, $2.2 million of debt financing costs incurred by Pegasus Satellite Communications, and $1.1 million to repurchase Class A common.

                       PEGASUS COMMUNICATIONS CORPORATION

         We project that our capital expenditures for the balance of 2005 will be $5.3 million, consisting of capitalized subscriber acquisition costs for our Pegasus Broadband business of $2.1 million and investments in property and equipment of $3.2 million. In addition, one of our Pegasus Broadband business subsidiaries also entered into an asset purchase agreement in August 2005 for the acquisition of rights to lease EBS channels under 52 leases in 23 markets in Arkansas, Illinois, Kansas, Oklahoma, and Texas. On June 29, 2005, pursuant to a letter of intent, we advanced $350 thousand to serve as a refundable deposit against a $3.2 million purchase price for all of these leases. Subject to the satisfaction of certain conditions precedent, including approval by our Board of Directors, the leases would be transferred to us in a series of closings, with payment, at our election, either fully in cash or 75% in cash and 25% in our Class A common stock, subject to our subsidiary's right, for three years following the last closing and exercisable in its sole discretion, to buy back up to 80% of the Class A shares at a price equal to 122% of the market price of such shares when issued. See Note 6 of the Consolidated Financial Statements for further discussion. In July, 2005, our Pegasus Broadband business subsidiary also entered into another letter of intent to acquire, subject to negotiation of definitive agreements and certain conditions precedent including our Board of Directors' approval, rights to lease EBS channels under 10 leases in 5 markets covering approximately 429,000 households in Illinois and Texas for an aggregate purchase price of $630 thousand.

         In connection with our wireless broadband business, our subsidiary Pegasus Rural Broadband LLC ("Pegasus Rural Broadband") executed definitive loan documentation in June 2005 related to its $13 million application for funding under the RUS Rural Broadband Access Loan and Loan Guarantee Program, and anticipates initial funding for a portion of the available balance to occur in the third quarter of 2005. The executed loan document requires Pegasus Rural Broadband to set aside cash of $6.1 million inclusive of amounts to be received as a result of the initial funding, as a precondition to the initial funding, of which $2.1 million may be used to fund operating expenses in the first year following the initial funding, and $4.0 million may be used to fund operating expenses in subsequent periods. The Loan also imposes various restrictions upon Pegasus Rural Broadband, including restrictions on: a) use of proceeds; b) merger, consolidation and transfer of property; c) additional indebtedness; d) creation of encumbrances; e) disposal of Collateral; f) distributions and withdrawals of assets; g) transactions with and extensions of credit to related parties; h) issuance of preferred stock; i) changes in service rates charged for data, video and voice services; and j) use of the $6.1 million in cash set aside. Pegasus Rural Broadband's second loan application for approximately $11 million was returned, with a request for resubmission of current data. We are evaluating the resubmission of this application.

         At June 30, 2005, approximately $40 million of our cash and cash equivalents were concentrated in an investment portfolio consisting of money market and high-grade financial instruments with initial maturities of less than three months. A leading global investment banking, securities trading and brokerage firm managed this investment portfolio. Due to the nature of the financial instruments and the firm that is managing them, we believe that any risk associated with this concentration is limited.

         Dividends not declared on our 6-1/2% Series C convertible preferred stock accumulate in arrears until paid. The total amount of dividends in arrears on Series C at June 30, 2005, which have accumulated since January 2002, was $42 million. The dividend of $3.2 million subject to declaration on July 30, 2005 was not declared. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

         We had a purchase commitment of $7.8 million as of December 31, 2004, representing the remaining non-cancelable minimum obligation under a communication services contract that began in 2002. There was no annual commitment specified in the contract but any unused minimum was due in 2008. In our Form 10-K for the year ended December 31, 2004, based on then current consumption, we estimated annual payments in each of 2005, 2006 and 2007 to be $1.0 million, with a residual payment of $4.8 million in 2008. In June 2005, we negotiated an amendment to the communication services contract pursuant to which the noncancellable purchase commitment would be eliminated in exchange for a $1 million payment. We made this payment, of which $770 thousand was reimbursed by the Liquidating Trust, in July 2005.

                       PEGASUS COMMUNICATIONS CORPORATION

         During June 2005, Pegasus Development purchased 45,000 shares of our Class A common at a cost of $158 thousand. Subsequent to June 30, 2005, Pegasus Development purchased an additional 13,000 shares of Class A common at a cost of $48 thousand. Such purchases were made pursuant to a previously granted standing authorization, which provides that security purchases may be made from time to time, depending on market conditions and other considerations, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases, nor any minimum purchase commitment.

         Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions. Our ability to fund operations, planned capital expenditures, preferred stock requirements, and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. While we believe that our capital resources and liquidity are sufficient to meet our contractual obligations for at least the next twelve months, we cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2004. More detailed information concerning market risk can be found under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

         The Company's management, with the participation of the Company's Chief Executive Officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, June 30, 2005. Based on this evaluation, the Chief Executive Officer, principal financial officer and principal accounting officer concluded that these controls and procedures, as of such date, were effective in providing reasonable assurance of achieving their desired control objectives.

                       PEGASUS COMMUNICATIONS CORPORATION

         In the second quarter of 2005, we have made certain reductions in the number of our personnel as we assess the appropriate level of corporate and administrative services required to support the smaller size of our company, and have reassigned their responsibilities and control functions to other individuals within the finance organization. Consequently, we do not believe that any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PEGASUS COMMUNICATIONS CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For information relating to the proceedings of Pegasus Satellite Communications, Inc. under Chapter 11 of the U.S. Bankruptcy Code, patent infringement litigation, a civil suit brought by certain members of the American International Group, Inc., and an SEC investigation, we incorporate by reference herein the disclosure reported under Note 10 and Note 13 of the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note 19 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

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


                                          Pegasus Communications Corporation



    August 9, 2005                        By:   /s/  Ronald B. Stark
----------------------                    --------------------------
         Date                                   Ronald B. Stark
                                                Vice President of Finance
                                                (principal accounting officer)