Form 10-Q
period 2005-09-30
PEGASUS COMMUNICATIONS CORP /
filed 2005-11-10
CIK 1135338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2005
                                        ------------------

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

         Registrant's telephone number, including area code: (610) 934-7000
                                                             --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                              ---   ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No
                                                    ---   ---

         Number of shares of each class of the registrant's common stock outstanding as of October 31, 2005:

   Class A Common Stock, $0.01 par value
       (excluding 285,500 shares held by a consolidated subsidiary
       and 1,713 shares held in treasury)                             11,312,091

   Class B Common Stock, $0.01 par value (including 86,081 shares held by Pegasus PCS Partners, a variable interest entity
       which we determined that we are the primary beneficiary of)     1,832,760

   Non-Voting Common Stock, $0.01 par value                                    -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets
                       September 30, 2005 and December 31, 2004 (audited)                   3

                    Condensed Consolidated Statements of Operations
                       Three months ended September 30, 2005 and 2004                       4

                    Condensed Consolidated Statements of Operations
                       Nine months ended September 30, 2005 and 2004                        5

                    Condensed Consolidated Statements of Cash Flows
                       Nine months ended September 30, 2005 and 2004                        6

                    Notes to Condensed Consolidated Financial Statements                    7

Item 2.             Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                               26

Item 3.             Quantitative and Qualitative Disclosures About Market Risk             34

Item 4.             Controls and Procedures                                                34

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings                                                      35

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds            35

Item 6.             Exhibits                                                               35

Signatures                                                                                 36

Certifications                                                                             37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PEGASUS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      September 30,        December 31,
                                                                                          2005                2004
                                                                                       ----------           ---------
Current assets:                                                                       (unaudited)
   Cash and cash equivalents                                                           $   31,484           $  29,196
   Short-term investments                                                                   7,632              23,486
   Accounts receivable, net (including due from affiliates of $70 and $46, respectively, and due from Debtors (as defined in Note 10) of $1,557 in
     2004)                                                                                    118               2,916
   Prepaid expenses and other current assets                                                1,169                 720
                                                                                       ----------           ---------
     Total current assets                                                                  40,403              56,318
Property and equipment, net of accumulated depreciation of $6,979 and $5,533,
     respectively                                                                          19,193              18,664
Intangible assets, net of accumulated amortization of $75,856 and $65,163,
     respectively                                                                         132,378             142,791
Other noncurrent assets                                                                     2,622               1,628
                                                                                       ----------           ---------

   Total                                                                               $  194,596           $ 219,401
                                                                                       ==========           =========

Current liabilities:
   Current portion of long term debt                                                   $      173           $     157
   Accounts payable                                                                           395                 971
   Accrued expenses and other current liabilities                                           2,381               7,879
                                                                                       ----------           ---------
     Total current liabilities                                                              2,949               9,007
Investment in Pegasus Satellite Communications, Inc.                                            -             413,125
Long term debt                                                                              7,984               8,131
Other noncurrent liabilities                                                                   77               1,425
                                                                                       ----------           ---------
   Total liabilities                                                                       11,010             431,688
                                                                                       ----------           ---------

Commitments and contingent liabilities (see Note 13)                                            -                   -
Minority interest                                                                           2,912               2,912

Stockholders' equity (deficiency):
   Series C convertible preferred stock                                                        20                  19
   Common stocks                                                                              134                 133
   Other stockholders' equity (deficiency)                                                180,520            (215,351)
                                                                                       ----------           ---------
     Total stockholders' equity (deficiency)                                              180,674            (215,199)
                                                                                       ----------           ---------

   Total                                                                               $  194,596           $ 219,401
                                                                                       ==========           =========

      See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                    Three Months Ended September 30,
                                                                                         2005              2004
                                                                                       --------          --------
Broadband revenues                                                                     $    216          $     61
                                                                                       --------          --------
Operating expenses:
   Broadband:
        Direct operating expense                                                            373               290
        Advertising and selling                                                             611               492
        General and administrative                                                          670               270
        Depreciation and amortization                                                       237                95
                                                                                       --------          --------
   Total Broadband                                                                        1,891             1,147
   Corporate and development expenses (net of $1,213 and $3,310, respectively, allocated to the Debtors under the Support Services Agreement, as defined
     in Note 10)                                                                          1,217               586
   Corporate depreciation and amortization (net of $82 allocated to the Debtors
     in 2005 under the Support Services Agreement)                                        3,659             3,813
   Other operating expenses (net of $15 and $1,257, respectively, allocated to
     the Debtors under the Support Services Agreement)                                    1,293             4,156
                                                                                       --------          --------
        Total operating expenses                                                          8,060             9,702
                                                                                       --------          --------

        Loss from operations                                                             (7,844)           (9,641)
Interest expense                                                                           (169)             (197)
Interest income                                                                             364               228
Rental revenue                                                                              207               180
Other income (expense)                                                                      (32)                -
                                                                                       --------          --------
        Loss before income taxes                                                         (7,474)           (9,430)
Income tax expense                                                                            -                (1)
                                                                                       --------          --------
        Net loss                                                                       $ (7,474)         $ (9,431)
                                                                                       ========          ========
Basic and diluted per common share amounts:

   Loss from continuing operations                                                     $  (0.82)         $  (0.97)
   Discontinued operations                                                                    -                 -
                                                                                       --------          --------
   Net loss applicable to common shares                                                $  (0.82)         $  (0.97)
                                                                                       ========          ========
Basic and diluted weighted average number of common shares outstanding                   13,003            13,014
                                                                                       ========          ========

      See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                        2005              2004
                                                                                      ---------        ----------

Broadband revenues                                                                    $     611        $      131
                                                                                      ---------        ----------
Operating expenses:
   Broadband:
        Direct operating expense                                                          1,001               530
        Advertising and selling                                                           2,293             1,012
        General and administrative                                                        1,603               726
        Depreciation and amortization                                                       586               195
                                                                                      ---------        ----------
   Total Broadband                                                                        5,483             2,463
   Corporate and development expenses (net of $6,069 and $4,319, respectively,
     allocated to the Debtors under the Support Services Agreement)                       2,533             8,835
   Corporate depreciation and amortization (net of $598 allocated to the
     Debtors in 2005 under the Support Services Agreement)                               10,918            11,538
   Other operating expenses (net of $287 income and $3,620 expense, respectively, allocated to the Debtors under the Support Services
     Agreement)                                                                           2,481            21,148
                                                                                      ---------        ----------
        Total operating expenses                                                         21,415            43,984
                                                                                      ---------        ----------

        Loss from operations                                                            (20,804)          (43,853)
Interest expense                                                                           (516)             (643)
Interest income                                                                           1,031               536
Rental revenue                                                                              647               596
Other nonoperating expense, net                                                             (46)                -
                                                                                      ---------        ----------
        Loss before income taxes and discontinued operations                            (19,688)          (43,364)
Income tax expense                                                                            -                (1)
                                                                                      ---------        ----------
        Loss before discontinued operations                                             (19,688)          (43,365)
Discontinued operations:
   Income (loss) from discontinued operations (including income from derecognition of our negative investment in Pegasus Satellite
    Communications, Inc. of $413,125 in 2005, and loss from cumulative effect
    of consolidating variable interest entities of $2,127 in 2004)                      413,125          (493,881)
                                                                                      ---------        ----------
        Net income (loss)                                                             $ 393,437        $ (537,246)
                                                                                      =========        ==========
Basic and diluted per common share amounts:

   Loss from continuing operations                                                    $   (2.25)       $    (3.99)
   Discontinued operations                                                                31.66            (40.67)
                                                                                      ---------        ----------
   Net income (loss) applicable to common shares                                      $   29.41        $   (44.66)
                                                                                      =========        ==========
Basic and diluted weighted average number of common shares outstanding                   13,048            12,144
                                                                                      =========        ==========

      See accompanying notes to condensed consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                   2005                     2004
                                                                                -----------              -----------
Net cash used in operating activities                                           $   (10,519)             $    (6,123)
                                                                                -----------              -----------
Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                                       -                   (4,436)
   Other capital expenditures                                                        (1,835)                  (2,192)
   Purchases of intangible assets                                                      (255)                  (4,322)
   Short-term investments purchased                                                 (29,281)                 (54,547)
   Short-term investments sold                                                       45,135                   58,868
   Other                                                                               (931)                     311
                                                                                -----------              -----------
Net cash provided by (used in) investing activities                                  12,833                   (6,318)
                                                                                -----------              -----------

Cash flows from financing activities:
   Borrowings on revolving credit facility                                                -                   18,000
   Repayments of term loan facilities                                                     -                     (750)
   Repayments of other long term debt                                                  (131)                    (108)
   Purchases of Class A common stock                                                   (276)                  (1,210)
   Restricted cash                                                                        -                   (2,142)
   Debt financing costs                                                                   -                   (2,154)
   Exercise of stock options                                                            361                      820
   Other                                                                                 20                     (249)
                                                                                -----------              -----------
Net cash (used in) provided by financing activities                                     (26)                  12,207
                                                                                -----------              -----------

Net increase (decrease) in cash and cash equivalents                                  2,288                     (234)
Net decrease in cash and cash equivalents - reclassification
   of Pegasus Satellite Communications, Inc. to the cost method                           -                  (22,451)
Cash and cash equivalents, beginning of period                                       29,196                   35,826
                                                                                -----------              -----------
Cash and cash equivalents, end of period                                        $    31,484              $    13,141
                                                                                ===========              ===========

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

MANAGEMENT'S PLANS AND LIQUIDITY

         Our strategy is to acquire wireless frequencies and to develop communications networks utilizing these wireless frequencies for the provision of broadband communications services to residences and businesses.

         As of November 1, 2005, we held licenses for, or agreements allowing the use of, wireless frequencies in the 700 MHz and 2.5 GHz frequency bands covering approximately 175 million people and 663 million MHz Pop. ("MHz Pop" is calculated by multiplying the total megahertz within a licensed area by the total population that reside within that area.) Our rights to utilize 700 MHz and 2.5 GHz wireless frequencies are set forth in the chart below:

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(in thousands)                    Households         Population          MHz Pop
                                  ----------         ----------          -------
2.5 GHZ (1)
Acquired                              961              2,335              52,548
Under Agreement                     2,304              5,462             284,810
                                    --------------------------------------------
Sub-Total                           3,265              7,797             337,358

700 MHZ                            70,238            167,749             335,499

TOTAL                              73,503            175,546             672,857

(1) We have entered into letters of intent or asset purchase agreements to acquire leases for 2.5 GHz Education Broadcast Services ("EBS") channels in various markets in Texas, Kansas, Oklahoma, Arkansas, Illinois, and Nebraska. "Acquired" refers to asset purchase agreements that have been completed. "Under Agreement" refers to asset purchase agreements or letters of intent that we have entered into which are subject to conditions precedent that have not yet been satisfied. There can be no assurance that these conditions will be satisfied. (See Note 6 to our Consolidated Condensed Financial Statements.)

         We have recently begun to use our 2.5 GHz frequencies in Texas. At September 30, 2005, indirect subsidiaries of Pegasus Communications referred to herein as Pegasus Broadband provided broadband Internet access to approximately 2,300 subscribers in Texas. While the majority of our current subscribers are served using so-called "license exempt" frequencies in the 900MHz, 2.4GHz, 5.2 GHz, and 5.8 GHz bands, we expect that most of our new subscribers will be served via our 2.5 GHz licensed frequencies.

         Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions. Our ability to fund operations, capital expenditures, preferred stock requirements, and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, bandwidth costs, subscriber acquisition costs, interest rates, and financial, business, and other factors that are beyond our control. While we believe that our liquidity is sufficient for at least the next twelve months, we cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in sufficient amounts to support our business beyond that period. Our business may be subject to other risks, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for the company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We do not expect that adoption of FIN 47 will have a material effect on our financial position or results of operations.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In May 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections " ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material effect on our consolidated financial position or results of operations.

         In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in shareholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of these Issues will not have a material effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF CERTAIN ACCOUNTS

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities were comprised of the following (in thousands):

                                                                      September 30,         December 31,
                                                                          2005                 2004
                                                                      -------------         ------------
Accrued severance                                                        $   32               $ 3,557
Accrued professional fees                                                   522                 1,630
Accrued health insurance costs                                              724                 1,337
Accrued payroll and benefits                                                251                   201
Other (including $235 due to Debtors in 2005 under the Support
    Services Agreement)                                                     852                 1,154
                                                                         ------               -------
                                                                         $2,381               $ 7,879
                                                                         ======               =======

OTHER OPERATING EXPENSES

         Other operating expenses from our continuing operations were as follows (in thousands):

                                                          Three months ended
                                                              September 30,
                                                        ------------------------
                                                          2005             2004
                                                        -------          -------
Compensation-related charges, including incentive
     compensation, stock awards and severance (net of
     $15 and $1,257, respectively, allocated to the
     Debtors under the Support Services Agreement)      $    84          $ 2,814
Stock option expense under FAS 123R                         378                -
Bankruptcy-related legal fees and reorganization items      585            1,284
Write-offs/impairments of long-lived assets                   -               58
Other                                                       246                -
                                                        -------          -------
                                                        $ 1,293          $ 4,156
                                                        =======          =======

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                          2005            2004
                                                        -------         --------
Compensation-related charges, including incentive
     compensation, stock awards and severance (net of
     $287 income in 2005 and $3,620 expense in 2004
     allocated to the Debtors under the Support
     Services Agreement)                                $   784         $ 10,163
Stock option expense under FAS123R                          378                -
Bankruptcy-related legal fees and reorganization items    1,073            3,174
Write-offs/impairments of long-lived assets                   -            7,273
Other                                                       246              538
                                                        -------         --------
                                                        $ 2,481         $ 21,148
                                                        =======         ========


3. STOCKHOLDERS' EQUITY (DEFICIENCY)

         The change in stockholders' equity (deficiency) from December 31, 2004 to September 30, 2005 consisted of the following (in thousands):

                                                Number of
                                                 Shares
                                                Issued -                   Number of
                                                Series C      Series C      shares                    Other           Total
                                               convertible   convertible    issued -               stockholders'  Stockholders'
                                                preferred     preferred     Common       Common       equity          Equity
                                                  stock         stock        stock       stock     (deficiency)    (Deficiency)
                                              ----------------------------------------------------------------------------------
December 31, 2004                                 1,939         $ 19        13,362       $ 133      $(215,351)      $(215,199)

Net income                                                                                            393,437         393,437
Common stock issued for:
   Exercise of stock options                                                    39           1            360             361
   Stock plans and awards (including
     amortization of deferred compensation
     expense for restricted stock of $691)                                      15           -            560             560
Preferred stock issued in satisfaction of
     liability                                       52            1                                    1,387           1,388
Treasury shares used to acquire intangible
     assets                                                                                                25              25
Amortization of deferred compensation for
     stock options  under FAS 123R                                                                        378             378
Class A common repurchased                                                                               (276)           (276)
                                              -------------------------------------------------------------------------------
September 30, 2005                                1,991         $ 20        13,416       $ 134      $ 180,520       $ 180,674
                                              ===============================================================================

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Our Series C convertible preferred stock ("Series C"), with a par value of $0.01 per share, had a liquidation preference, inclusive of accumulated dividends in arrears, of $244.3 million and $228.4 million at September 30, 2005 and December 31, 2004, respectively. Dividends not declared accumulate in arrears until paid. At September 30, 2005, total dividends in arrears on Series C, which have accumulated since January 31 2002, were $45.2 million, or $22.70 per share of Series C. The dividend of $3.2 million subject to declaration on October 31, 2005 was not declared.

         On February 18, 2005 we entered into an agreement with The Blackstone Group L.P. ("Blackstone"). Pursuant to the agreement, we issued 52,351 shares of our 6 1/2% Series C convertible preferred stock in satisfaction of a $1.4 million noncurrent liability to Blackstone related to investment banking services in connection with the sale of the DIRECTV distribution business of the Debtors.

         The number of outstanding shares of our Class A and B common stocks at September 30, 2005 and December 31, 2004 was 13,021,448 and 13,041,486,
respectively. Shares outstanding as of September 30, 2005 exclude 285,500 shares held by our consolidated subsidiary, Pegasus Development Corporation ("Pegasus Development"), 86,081 shares held by Pegasus PCS Partners, a consolidated variable interest entity, and 23,361 shares held in treasury. Shares outstanding as of December 31, 2004 exclude 206,600 shares held by Pegasus Development, 85,472 shares held by Pegasus PCS Partners, and 29,583 shares held in treasury. Pegasus Development purchased 78,900 shares of our Class A common during the nine months ended September 30, 2005 at a cost of $276 thousand. There were no share purchases subsequent to September 30, 2005.

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

         No dividends were declared or paid on common stocks during the nine months ended September 30, 2005.

4. PER COMMON SHARE AMOUNTS

         Net income (loss) applicable to common shares equals net income (loss) as reported adjusted by certain preferred stock-related activity. The computations of net income (loss) applicable to common shares were as follows (in thousands):

                                                                              Three Months Ended
                                                                                September 30,
                                                                        -----------------------------
                                                                          2005                 2004
                                                                        --------             --------
Loss before discontinued operations
                                                                        $ (7,474)            $ (9,431)
                                                                        --------             --------
Preferred stock-related adjustments:
    Accumulated dividends on preferred stock                              (3,236)              (3,182)
                                                                        --------             --------
      Total preferred stock-related adjustments.....................      (3,236)              (3,182)
                                                                        --------             --------
Loss from continuing operations applicable to common shares.........     (10,710)             (12,613)
Income (loss) from discontinued operations..........................           -                    -
                                                                        --------             --------
Net income (loss) applicable to common shares.......................    $(10,710)            $(12,613)
                                                                        ========             ========

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        -----------------------------
                                                                          2005                2004
                                                                        --------            ---------
Loss before discontinued operations                                     $(19,688)           $ (43,365)
                                                                        --------            ---------
Preferred stock-related adjustments:
    Accumulated and accrued dividends on preferred stock and redeemable
    preferred stock                                                       (9,678)              (9,575)
    Accumulated dividends issued in exchange of Series C for Series D
    preferred stock                                                            -               (1,609)
    Gains associated with redemptions of preferred stocks                      -                6,081
                                                                        --------            ---------
    Total preferred stock-related adjustments..........................   (9,678)              (5,103)
                                                                        --------            ---------
Loss from continuing operations applicable to common shares............  (29,366)             (48,468)
Income (loss) from discontinued operations.............................  413,125             (493,881)
                                                                        --------            ---------
Net income (loss) applicable to common shares.......................... $383,759            $(542,349)
                                                                        ========            =========

         Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at September 30, 2005 and 2004 were 3.2 million and 3.9 million, respectively. The per share amounts are computed by dividing loss from continuing operations applicable to common shares and loss from discontinued operations, respectively, by the weighted average number of common shares outstanding during the periods reported.

5. SUPPLEMENTAL CASH FLOW INFORMATION

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     2005               2004
                                                                                    ------             ------
Preferred stock dividends, accrued and deemed, with (increase) decrease of
   additional paid in capital                                                       $    -            $(5,986)
Net additional paid in capital from exchange of preferred stock                          -              9,171
Conversion of preferred stock with issuance of Class A common stock                      -              2,972
Beneficial conversion feature recovered upon conversion                                  -             (1,720)
Treasury shares used to purchase intangible assets                                      25                  -
Issuance of Series C in satisfaction of liability                                    1,388                  -

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INTANGIBLE ASSETS

         Pegasus Broadband Communications, LLC ("Pegasus Broadband Communications"), which is an indirect subsidiary of the Registrant, has entered into an asset purchase agreement, as amended, with Gateway Access Solutions, LLC ("Gateway") which provides for the acquisition by Pegasus Broadband Communications of Gateway's rights as lessee of EBS channels under various leases in 23 markets covering approximately 1.8 million households in Arkansas, Illinois, Kansas, Oklahoma, and Texas. The asset purchase agreement provides that the leases will be transferred to Pegasus Broadband Communications in a series of closings when various conditions precedent have been satisfied. In the event that certain conditions precedent are not satisfied with respect to a particular lease, or Pegasus Broadband Communications determines not to initiate broadband services using EBS spectrum in a particular market, Pegasus Broadband Communications may elect not to close on that lease. The purchase price for each lease is payable, at the election of Pegasus Broadband Communications, either fully in cash or 75% in cash and 25% in our Class A common stock, subject to Pegasus Broadband Communications' right, for three years following the last closing and exercisable in its sole discretion, to buy back up to 80% of the Class A shares at a price equal to 122% of the market price of such shares when issued. The aggregate purchase price should all of the leases be transferred would be $3.1 million.

         As of November 1, 2005, Pegasus Broadband Communications had closed on twelve leases under the asset purchase agreement described above for cash consideration of $0.6 million and the issuance of 56,652 shares of Class A common (valued at $189 thousand), of which 45,322 shares are held in escrow by us pursuant to our repurchase right. (As of September 30, 2005, Pegasus Broadband Communications had acquired four leases from Gateway covering sixteen
2.5 GHz EBS channels in three Texas markets. Two of these four leases were acquired under the asset purchase agreement described above. The aggregate purchase price for these four leases was $281 thousand, of which $256 thousand was paid in cash, and $25 thousand was paid through the issuance of 7,173 shares of our Class A common stock that was held in treasury. There are 5,738 of these shares held in escrow by us, subject to our repurchase right as described above.) Pursuant to the asset purchase agreement, Gateway also issued a warrant to Pegasus Broadband Communications on October 19, 2005 to acquire up to that number of shares of stock of Gateway enabling Pegasus Broadband Communications to hold 14% of the shares of Gateway stock determined on a fully diluted "as converted" basis, which number shall be determined upon Pegasus Broadband Communications initial exercise of the warrant. The warrant is exercisable over a period of ten years from the issuance date of the warrant at a purchase price of $0.03 per share.

         In September and October 2005, Pegasus Broadband Communications also entered into an asset purchase agreement and several letters of intent with other sellers to acquire, subject to negotiation of definitive agreements and certain conditions precedent, rights to lease EBS channels in various markets in Illinois, Kansas, Nebraska and Texas for an aggregate purchase price of up to $2.3 million. No closings have occurred yet under these various agreements.

7. LONG-TERM DEBT

          On June 22, 2005, Pegasus Rural Broadband, LLC ("Pegasus Rural Broadband"), which is an indirect subsidiary of the Registrant, received confirmation from the United States of America acting through the Rural Utilities Service ("RUS") of the United States Department of Agriculture that all conditions precedent for loan closing had been completed and that RUS deemed definitive loan documents providing for Pegasus Rural Broadband to borrow up to an aggregate $13.0 million under the RUS Rural Broadband Access Loan and Loan Guarantee Program (the "Loan") to be effective as of June 1, 2005. In order to be advanced funds under the loan documents, Pegasus Rural Broadband will need to satisfy certain conditions precedent. Advances received under the Loan will be used to enable Pegasus Rural Broadband to provide broadband services in eligible rural communities. Through the date of this filing, Pegasus Rural Broadband has not requested an initial draw (the "Initial Draw") under the Loan.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The Loan is secured by all tangible and intangible assets of Pegasus Rural Broadband (the "Collateral"). At September 30, 2005, the Collateral consisted primarily of cash of $3.1 million and property and equipment of $2.7 million. Upon an event of default, the RUS may declare all unpaid principal and interest to be immediately due and payable, and may take possession of the Collateral.

         The Loan requires Pegasus Rural Broadband to set aside cash of $6.1 million inclusive of amounts to be received as a result of the Initial Draw, as a precondition to the Initial Draw, of which $2.1 million may be used to fund operating expenses in the first year following the Initial Draw, and $4.0 million may be used to fund operating expenses in subsequent periods. The Loan also imposes various restrictions upon Pegasus Rural Broadband, including restrictions on: use of proceeds; merger, consolidation and transfer of property; additional indebtedness; creation of encumbrances; disposal of Collateral; distributions and withdrawals of assets; transactions with and extensions of credit to related parties; issuance of preferred stock; and changes in service rates charged for data, video and voice services. The Loan contains other customary covenants, including: maintenance of financial records; rights of inspection; furnishing of quarterly and annual financial reports; constructing, operating and maintaining of Pegasus Rural Broadband's wireless broadband facilities in accordance with RUS standards and the original loan application; compliance with laws; non-discrimination; and maintenance of a certain financial ratio beginning December 31, 2007.

8. INCOME TAXES

         In the three and nine months ended September 30, 2005, we recorded an increase of $10.5 million and a decrease of $149.4 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance. The decreases to the valuation allowance were primarily comprised of income tax benefits that offset income tax expense resulting from the reversal of our negative investment in Pegasus Satellite. The net deferred income tax asset balance at September 30, 2005 was $170.6 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at September 30, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items (see Note 11). The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and nine months ended September 30, 2005 to virtually zero.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Pegasus Communications and the Debtors entered into an agreement, dated April 14, 2005 and approved by the Bankruptcy Court by order entered May 5, 2005, relating to certain tax matters. Pursuant to this agreement, Pegasus Communications and the Debtors ceased filing tax returns on a consolidated basis as of January 1, 2004 and allocated between the Debtors and the non-Debtors certain historic tax attributes (primarily related to net operating loss carryforwards) arising in periods preceding the deconsolidation. This agreement also provides that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date on which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date. We anticipate taking such a worthless stock deduction as of December 31, 2005 in an amount to be determined, which would generate capital loss carryforwards for income tax purposes that expire in 2010. We anticipate that we would take a full valuation allowance for any tax benefit derived from this deduction.


         Our ability to use loss carryforwards may be subject to substantial limitation in future periods under certain provisions of the Internal Revenue Code, including but not limited to Section 382 which applies to corporations that undergo an "ownership change". Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a more than 50% change in ownership of a company (such change refers to a shift in value). The Company believes that it may have undergone one or more ownership changes.

9. STOCK PLANS

         The Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" ("FAS 123R") effective as of July 1, 2005 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted option awards, all new subsequent awards, and all subsequent modifications of previous granted awards will be recognized on or after the date of adoption. Except for June 2005 Grants (hereinafter discussed), for which approximately $1.7 million of compensation expense for the unvested portion remained to be recognized over their vesting period, all options previously granted under our 1996 Stock Option Plan were fully vested upon our adoption of FAS 123R on July 1, 2005. Consequently, upon adoption we recorded increases of $1.7 million to "Additional paid in capital" and "Deferred compensation expense", both of which are included within "Other Stockholders' Equity (Deficiency) on the accompanying condensed consolidated balance sheets. Furthermore, our adoption of FAS 123R resulted in the recognition of $378 thousand of stock option compensation expense for the three months ended September 30, 2005. Deferred stock option compensation remaining on our balance sheet at September 30, 2005 consisted of approximately $0.3 million for the August Modification (hereinafter discussed) and approximately $1.4 million for other unvested stock options.

         Through June 30, 2005, we accounted for stock options issued to our employees using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net income (loss) and basic and diluted per common share amounts for the net income (loss) applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation for all periods presented (in thousands, except per share amounts):

                                                                       Three Months
                                                                     Ended September 30,
                                                                           2004
                                                                          --------
Net income (loss), as reported                                            $ (9,431)
Add: stock-based employee compensation expense included in net
  loss, as reported                                                            477
Deduct: stock-based employee compensation expense determined under
  the fair value method                                                     (3,839)
                                                                          --------
Net income (loss), pro forma                                              $(12,793)
                                                                          ========
Basic and diluted per common share amounts (see Note 4):
Net income (loss) applicable to common shares, as reported                $  (0.97)
Net income (loss) applicable to common shares, pro forma                  $  (1.23)

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                             Nine Months
                                                                          Ended September 30,
                                                                          2005           2004
                                                                       ---------       ---------
Net income (loss), as reported                                         $ 393,437       $(537,246)
Add: stock-based employee compensation expense included in net
  loss, as reported                                                          597           4,019
Deduct: stock-based employee compensation expense determined under
  the fair value method                                                   (1,096)         (9,374)
                                                                       ---------       ---------
Net income (loss), pro forma                                           $ 392,938       $(542,601)
                                                                       =========       =========
Basic and diluted per common share amounts (see Note 4):
Net income (loss) applicable to common shares, as reported             $   29.41       $  (44.66)
Net income (loss) applicable to common shares, pro forma               $   29.37       $  (45.10)

         Pursuant to authorization from our Board of Directors, in June 2005 we granted options to purchase 429,500 shares of our Class A common stock (the "June 2005 Grants") under our 1996 Stock Option Plan. These stock options had an aggregate grant date fair value of approximately $2.1 million (or a weighted average fair value of $4.87 per share), a ten year term, and will be fully vested between June 2008 and September 2008. The grant date fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate - 3.83%; dividend yield - 0.0%; volatility factor - 107.3%; expected life - 6 years. The Company also granted 14,000 restricted shares, with a grant date value of approximately $0.1 million (or $5.95 per share), during the 2005 second quarter; such shares will be fully vested by June 2007. Additionally, in August 2005 our officers and outside directors surrendered approximately 467 thousand stock options in exchange for the issuance under the 1996 Stock Option Plan of approximately 233 thousand new stock options (the "August Modification"). The surrendered options were fully vested as of June 30, 2005 and had exercise prices ranging from $13.21 to $202.19 with a weighted average exercise price of approximately $74. For every six options surrendered, the holders received three new options: one option with an exercise price of $5.06, one option with an exercise price of $6.32, and one option with an exercise price of $7.59. Each option granted has a ten year term. The new options were 25% vested on the date of grant with ratable monthly vesting for the remainder, through August 2008. Pursuant to FAS 123R, compensation expense of approximately $0.4 million, representing the incremental grant date fair value of the new options over the fair value of the old options immediately prior to their surrender, was recorded on the grant date as increases to "Additional paid in capital" and "Deferred compensation expense", to be recognized over the vesting period of the new options. These fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate - 4.17%; dividend yield - 0.0%; volatility factor - 108.2%; expected life - 6 years for the new options, 2.9 years for the surrendered options.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Pegasus Communications 2005 Equity Incentive Plan

         On August 18, 2005, our board of directors adopted the Pegasus Communications 2005 Equity Incentive Plan (the "2005 Plan"), and also terminated our existing Employee Stock Purchase Plan effective as of July 1, 2005. We intend to request our stockholders to approve the 2005 Plan at the next annual meeting of stockholders.

         The 2005 Plan provides for the granting of: a) incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to purchase shares (except that ISOs may not be granted after August 17, 2015); b) stock appreciation rights, referred to as Exercisable SARs, representing the right to receive, upon exercise an amount in shares measured by the appreciation in share value since the date of grant; c) stock appreciation rights, referred to as Vesting SARs, representing the right to receive, after the right vests, an amount in cash measured by appreciation in share value; d) restricted stock subject to time-based and/or performance-based vesting; e) restricted stock units representing the right to receive an amount measured by the value of a share of stock, subject to time-based or performance-based vesting; f) stock subject to the attainment of designated performance goals; g) stock subject to the continued provision of service to Pegasus Communications or its subsidiaries; h) stock awarded as a bonus; and i) dividend equivalent rights representing the right to receive a benefit in lieu of cash dividends on stock. Employees, consultants and non-employee directors of Pegasus Communications and its consolidated subsidiaries may receive awards under the 2005 Plan, except that ISOs may only be granted to employees of Pegasus Communications and its consolidated subsidiaries.

         The total number of shares that can be delivered under the 2005 Plan is
2.5 million. No participant may receive awards under the 2005 Plan (including options and stock appreciation rights) covering more than 1.0 million shares in any calendar year, or more than 1.0 million dividend equivalent rights during any calendar year. All of these limitations, as well as the exercise price of outstanding options and the number of shares issuable after an award is exercised or vests, are subject to future adjustment for stock dividends, stock splits and similar events. Shares available under the 2005 Plan may be authorized but unissued shares or reacquired shares, and may consist of our Class A common stock and our non-voting common stock.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The exercise price of any stock options granted may not be less than 100% of the fair market value of the underlying shares on the date of grant (110% in the case of an ISO granted to a greater-than-10% shareholder). No option term may exceed 10 years from the date of grant (five years in the case of an ISO granted to a greater-than-10% shareholder).

         No awards have been granted under the 2005 Plan.

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

  Support Services Agreement

         Through August 31, 2005, our consolidated subsidiary, Pegasus Communications Management Company ("Pegasus Management") provided certain support services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors paid us for such services based on a methodology specified in a Support Services Agreement (the "Support Services Agreement") approved by the Bankruptcy Court. From June 3, 2004 to August 31, 2005, these services aggregated $26.1 million, including $16.9 million of allocations of general corporate overhead of Pegasus Management and $9.2 million of direct costs that we incurred on behalf of the Debtors and that were reimbursable to us. Pursuant to the Plan of Reorganization, the Debtors elected to assume (that is, continue to perform, and require performance, under) the Support Services Agreement as of May 5, 2005. On June 1, 2005, Pegasus Management exercised its termination rights under the Support Services Agreement, which consequently terminated on August 31, 2005.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Information of Pegasus Satellite Communications - Deconsolidated after June 2, 2004

         Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" provides that consolidated financial statements including one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings should include condensed combined financial statements of the entities in reorganization proceedings. Pegasus Satellite Communications results through June 2, 2004 were included in our condensed consolidated statement of operations for the year-to-date period ended September 30, 2004, as follows (in thousands):


                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Nine months
                                                                     ended
                                                              September 30, 2004
                                                              ------------------
Corporate expenses                                               $      6,106
Other operating expenses                                                9,372
                                                                 ------------
Loss from operations                                                  (15,478)
                                                                 ------------

Discontinued operations:
       Loss from discontinued operations                             (499,899)
       Cumulative effect of consolidating variable interest
         entities                                                      (2,127)
                                                                 ------------
Loss from discontinued operations                                    (502,026)
                                                                 ------------
Net loss                                                         $   (517,504)
                                                                 ============

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

         As a result of the August 2004 sale of substantially all of the Debtors' satellite television assets to DIRECTV, Inc., our Annual Report on Form 10-K for the year ended December 31, 2004 included the operations of Pegasus Satellite Communications' satellite television business and interest expense allocated to the satellite television business in discontinued operations. In this Quarterly Report on Form 10-Q for the period ended September 30, 2005, all of Pegasus Satellite Communications' operations and interest expense through its June 2, 2004 deconsolidation, except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in the condensed consolidated statements of operations for the nine month period ended September 30, 2004, as well as in the condensed statements of operations included in Note
10. This reclassification resulted from the combination of: a) the Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors' assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 not to pursue an acquisition of the broadcast assets of the Debtors.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Aggregate revenues and pretax loss from discontinued operations included in our condensed consolidated statements of operations for 2004 were as follows (in thousands):

                                                  Nine Months
                                                     Ended
                                              September 30, 2004
                                              --------------------

           Revenues                               $  348,894
           Pretax loss                              (493,881)

         Aggregate revenues and pretax loss from discontinued operations included in Pegasus Satellite Communications' condensed consolidated statement of operations in Note 10 were as follows (in thousands):

                                                  Nine Months
                                                     Ended
                                              September 30, 2004
                                              --------------------

                                Revenues          $  348,894
                                Pretax loss         (502,026)

12. INDUSTRY SEGMENTS

         As a consequence of our decision not to pursue an acquisition of the broadcast television assets of the Debtors, and the resulting classification of Pegasus Broadcast Television, Inc. as discontinued in periods prior to its deconsolidation on June 2, 2004, our reportable operating segments have changed. Currently, our sole reportable operating segment is our wireless broadband business. We reported identifiable assets for our wireless broadband business of $9.4 million and $8.7 million at September 30, 2005 and December 31, 2004, respectively.

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

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         We have also renegotiated a purchase commitment for Pegasus Broadband-related internet connectivity, previously to be paid through 2006, reducing our monthly costs such that payment of the $0.8 million balance remaining as of September 30, 2005 will occur over a period ending 2007.

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

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         In April 2003, the United States Patent and Trademark Office granted a petition filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants' motion pending a disposition of the United States Patent and Trademark Office's reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. In April 2005, an examiner in the United States Patent and Trademark Office issued office actions for two of the patents under reexamination, finding that most of the claims of the '490 patent and all of the claims of U.S. Patent No. 4,704,725 (the '725 patent", which is not asserted in the Delaware litigation) are not patentable. In May through July 2005, an examiner in the United States Patent and Trademark Office issued office actions for the '243, '277, '654 and '825 patents, finding that the majority of claims in each of the patents are not patentable. Personalized Media responded to the office actions for the '490 and '725 patents, and the United States Patent and Trademark Office thereafter issued final office actions, to which Personalized Media responded and filed notices of appeal. For the other, non-final, office actions, Personalized Media has filed responses with the patent examiner. For all of the patents, Personalized Media is entitled to appeal any final adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Separately, in 2002, Personalized Media asserted many of the same patent claims against Scientific-Atlanta, Inc. in federal district court in Atlanta, Georgia. Pegasus Development is not a party to that suit. On March 1, 2005, the special master in that case issued a claim construction report and recommendation, largely favorable to Personalized Media, which was then substantially adopted by the district court. Fact discovery in that matter is substantially complete and is expected to close in November 2005. Following a hearing in July 2005, the district court sought positions from the parties whether some or all further proceedings should be stayed pending some developments in the reexaminations discussed above. The court has not yet issued a ruling on the stay issue. Should the court issue rulings on the merits of Personalized Media's case in Georgia, those rulings are not binding as a matter of law upon those persons not parties to this Georgia litigation (including Pegasus Development). Nonetheless, the Delaware court may be impacted by the Georgia rulings for guidance on common issues of fact or law, especially if the Atlanta litigation has been heard and ruled upon the by U.S. Court of Appeals for the Federal Circuit.

Securities Litigation

         On May 26, 2005, AIG Global Investments Corp., AIG SunAmerica Asset Management Corp., and the Variable Annuity Life Insurance Company (collectively, the "AIG Plaintiffs"), all of which are members of American International Group, Inc., sued the Company, the Company's Chief Executive Officer, and the Company's then Chief Financial Officer in the Eastern District of Pennsylvania alleging violations of federal and state securities fraud laws, common law fraud and related claims. The AIG Plaintiffs' claims are based upon the allegation that certain public statements made by the Company during the period from July 2002 to May 2004 concerning its subsidiary, Pegasus Satellite, were materially false and misleading because such statements failed to disclose that Pegasus Satellite's exclusive rights to distribute DIRECTV satellite television programming services within certain defined territories could be terminated prematurely without cause and without the consent of Pegasus Satellite as early as 2004. The AIG Plaintiffs claim that they relied on these statements to purchase more than $50 million of securities of the Company and Pegasus Satellite from July 2002 until May 2004, which have since decreased in value, allegedly causing damages to the AIG Plaintiffs of greater than $20 million.

         On November 8, 2005, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of federal securities fraud laws. The lawsuit names as defendants the Company, the Company's Chief Executive Officer, and two former Chief Financial Officers. The class action plaintiff's claims are based on the allegation that certain public statements made by the Company during the period from November 2000 to March 2004 were false and misleading for substantially the same reasons set forth by the AIG Plaintiffs. The putative class action lawsuit seeks class certification, damages together with interest thereon, and costs and expenses of the litigation. No dollar amount is set forth in the complaint for any alleged damages.

         Due to the preliminary nature of these two cases, the Company is not able to predict the outcome of these litigations; however, the Company believes that the allegations are without merit and intends to vigorously defend against them. In addition, the Company maintains directors' and officers' liability insurance that it believes will cover any adverse judgment and all costs associated with these lawsuits beyond a $1 million deductible. At September 30, 2005, we have not accrued any liability for future legal and other costs associated with these two cases as our accounting policy is to expense these costs as incurred. It is possible that other parties may bring actions relating to claims similar to those asserted by the AIG Plaintiffs and the plaintiffs in the putative class action suit.

Other Legal Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

                       PEGASUS COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

GENERAL

         Our strategy is to acquire wireless frequencies and to develop communications networks utilizing these wireless frequencies for the provision of broadband communications services to residences and businesses.

         At September 30, 2005, we held licenses for, or agreements allowing the use of, wireless frequencies in the 700 MHz and 2.5 GHz frequency bands covering approximately 175 million people and 663 million MHz Pop. ("MHz Pop" is calculated by multiplying the total megahertz within a licensed area by the total population that reside within that area.) Our rights to utilize 700 MHz and 2.5 GHz wireless frequencies are set forth in the chart below:

                       PEGASUS COMMUNICATIONS CORPORATION


(in thousands)                    Households         Population          MHz Pop
                                  ----------         ----------          -------
2.5 GHZ (1)
Acquired                              961              2,335              52,548
Under Agreement                     2,304              5,462             284,810
                                    --------------------------------------------
Sub-Total                           3,265              7,797             337,358

700 MHZ                            70,238            167,749             335,499

TOTAL                              73,503            175,546             672,857

(1) We have entered into letters of intent or asset purchase agreements to acquire leases for 2.5 GHz Education Broadcast Services ("EBS") channels in various markets in Texas, Kansas, Oklahoma, Arkansas, Illinois, and Nebraska. "Acquired" refers to asset purchase agreements that have been completed. "Under Agreement" refers to asset purchase agreements or letters of intent that we have entered into which are subject to conditions precedent that have not yet been satisfied. There can be no assurance that these conditions will be satisfied. (See Note 6 to our Consolidated Condensed Financial Statements.)

         We have recently begun to use our 2.5 GHz frequencies in Texas. At September 30, 2005, indirect subsidiaries of Pegasus Communications referred to herein as Pegasus Broadband provided broadband Internet access to approximately 2,300 subscribers in 49 communities in Texas. While the majority of our current subscribers are served using so-called "license exempt" frequencies in the 900MHz, 2.4GHz, 5.2 GHz, and 5.8 GHz bands, we expect that most of our new subscribers will be served via our 2.5 GHz licensed frequencies.

THE 2.5 GHZ FREQUENCY BAND

         The FCC adopted a new regulatory framework for licensed spectrum in the
2.5 GHz band, which consists of channels licensed to the Broadband Radio Service ("BRS," formerly the Multipoint Distribution Service or "MMDS") and the EBS (formerly the Instructional Television Fixed Service or "ITFS") in July 2004. Among other items, the new rules create a new bandplan and associated regulations which will facilitate the provision of non-line of sight wireless broadband communications services over 2.5 GHz licensed frequencies. The rules governing the transition to the new bandplan are subject to further rule-making and petitions for reconsideration of the new rules and an additional notice of proposed rulemaking on certain discrete issues related thereto remain pending at the agency. Holders of rights to BRS/EBS spectrum are permitted to deploy new services under the existing 2.5 GHz bandplan until their markets are transitioned to the new 2.5 GHz bandplan under the FCC's new rules. Under the existing bandplan, BRS/EBS utilizes thirty-three 6 MHz channels. In most markets, twenty-eight of these channels have been licensed in seven groups of four channels each (the A, B, C, D, E, F and G Groups), while the remaining five channels have generally been licensed individually (the H channels, BRS 1 and BRS 2). Generally, thirteen of these channels were allocated to BRS (the E and F Group, the H channels, and BRS 1 and BRS 2) and the remaining twenty were allocated to EBS. BRS channels are available for full-time commercial use, while EBS channels can be licensed only to eligible educational entities, who can then lease up to 95% of their digitized capacity to commercial service providers. There is no limit to the number of BRS channels that one person may own or the number of BRS and EBS channels that one person may lease. Under the FCC rules, the licensee of BRS and EBS channels has use of a Geographic Service Area ("GSA"). The GSA of a licensee generally consists of a 35 mile radius around the license coordinates. In those instances where two licensees have overlapping 35 mile radii, the GSA may be reduced by dividing the overlap area between the licensees on a pro rata basis.

                       PEGASUS COMMUNICATIONS CORPORATION

THE 700 MHZ FREQUENCY BAND

         We hold 34 FCC licenses (our "700 MHz Licenses"), with a carrying value of $62.6 million at September 30, 2005, to provide terrestrial communication services in frequencies located in the upper 700 MHz ("Upper 700 MHz") band. The Upper 700 MHz band comprises 60 MHz of spectrum which is currently utilized for television broadcast signals on channels 60 to 69, but is authorized for use by commercial and public safety licensees for future deployment of wireless broadband communications networks. Our 700 MHz Licenses occupy portions of channels 60 and 65 and are adjacent to 24 MHz of spectrum reserved for public safety operations and 30 MHz of spectrum allocated for commercial use that has not yet been auctioned by the FCC. Our 700 MHz licenses include major economic areas such as Boston, Chicago, Detroit, New York City, Philadelphia, Pittsburgh, Portland, San Francisco/Oakland, and Seattle. The initial term of our 700 MHz licenses runs through January 1, 2015 when they are subject to renewal. The continued incumbency of existing television broadcasters in the Upper 700 MHz bands remains an obstacle to the broad initiation of service in the 700 MHz License frequencies. However, the Senate has recently passed legislation requiring that broadcasters in the Upper 700 MHz band cease broadcasting on channels 60 to 69 no later than April 2009. It is expected that the House of Representatives will pass similar legislation this month and that final legislation will be enacted by yearend. In August, we joined other Upper 700 MHz licensees in a submission to the FCC ("Upper 700 MHz White Paper") proposing revisions to the current bandplan and associated regulations for the Upper 700 MHz band intended to facilitate deployment of fixed and mobile wireless broadband communications services for commercial and public safety users. In November, we supplemented our Upper 700 MHz White Paper setting forth more specifically proposed changes in FCC regulations in the Upper 700 MHz band. We believe that the FCC will initiate a rule-making to consider this submission, as well as other matters concerning the Upper 700 MHz band, in early 2006.

INTELLECTUAL PROPERTY

         We also hold intellectual property rights licensed from Personalized Media, with a net carrying amount of $69.2 million at September 30, 2005, that provides us an exclusive license to an intellectual property portfolio for the distribution of satellite based services using Ku band BSS and Ka band FSS frequencies at certain orbital locations. The inventors of the underlying patents designed a television system that employed significant computer processing power at each stage of the television program distribution system and linked those stages with digital signals that could coordinate the processing at one or more stages. The technology disclosed in these patents provided the operator of a television system with novel ways to offer important capabilities, including the use of more robust encryption and reporting techniques that made pay television more efficient and therefore more valuable. The digital signals employed by the patented system also enabled a television system operator to offer subscribers the ability to interact, in a personal way, with the television program being broadcast to the population at large. The value of our license with Personalized Media could be adversely affected in the future by significant ongoing patent infringement litigation, the outcome of which we are presently unable to predict (see Note 13 to the Condensed Consolidated Financial Statements).

                       PEGASUS COMMUNICATIONS CORPORATION

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

COMPARISON OF CONTINUING OPERATIONS - 2005 VS. 2004

         Broadband revenues for the quarter and year-to-date periods ending September 30, 2005 were $216 thousand and $611 thousand, respectively, reflecting increases of $155 thousand and $480 thousand, respectively, from the comparable 2004 periods. The increases for both the quarter and year-to-date periods were primarily due to growth in residential subscribers for this business which began commercial operations in 2004.

         Consolidated broadband operating expenses for the three months ended September 30, 2005 were $1.9 million, an increase of $0.7 million, or 65%, from the prior year. Consolidated broadband operating expenses for the nine months ended September 30, 2005 were $5.5 million, an increase of $3.0 million, or 122%, from the prior year. The increases for both the quarter and year-to-date periods primarily reflect costs of serving a larger number of markets and expanding the business into new markets. These include an increase in direct operating expense of $83 thousand and $471 thousand for the quarter and year-to-date periods respectively related to increases in bandwidth and tower lease expenses; an increase in advertising and selling of $119 thousand and $1.3 million for the quarter and year-to-date periods respectively related to the launch of a number of markets including Lubbock, TX; an increase in general and administrative expense of $400 thousand and $877 thousand for the quarter and year-to-date periods respectively related to an increase in employees required to support the business, and an increase in depreciation and amortization of $142 thousand and $391 thousand for the quarter and year-to-date periods respectively related to an increase in the amount of fixed assets being depreciated.

         Corporate and development expenses in the third quarter of 2005 were $1.2 million, an increase of $0.6 million, or 108%, from the prior year. Corporate and development expenses in the nine months ended September 30, 2005 were $2.5 million, a decrease of $6.3 million, or 71%, from the prior year. The increase for the third quarter primarily reflects the expiration of the Support Services Agreement (as hereinafter discussed) on August 31, 2005. The decreases for the nine month period were primarily due to the deconsolidation of Pegasus Satellite Communications as of June 2, 2004. Pegasus Satellite Communications' corporate expenses through June 2, 2004 that were included in our condensed consolidated statement of operations for the year-to-date period ended September 30, 2004 were $6.1 million. After June 2, 2004, our corporate and development expenses were reported net of allocations to the Debtors under a Support Services Agreement approved by the Bankruptcy Court, pursuant to which we provided certain services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others, and the Debtors reimbursed us based on a methodology specified in the Support Services Agreement. Corporate expenses allocated to the Debtors as a result of the services we provided totaled $1.2 million and $3.3 million for the three months ended September 30, 2005 and 2004, respectively, and $6.1 million and $4.3 million for the nine months ended September 30, 2005 and 2004, respectively. The Support Services Agreement terminated on August 31, 2005.

                       PEGASUS COMMUNICATIONS CORPORATION

         Other operating expenses for the quarter ended September 30, 2005 were $1.3 million, a decrease of $2.9 million, or 69%, from the prior year. This decrease was primarily due to a $2.7 million reduction in compensation-related charges consisting of incentive compensation, stock awards and severance, partially offset by $0.4 million of stock option compensation expense in 2005 resulting from the adoption of FAS 123R effective July 1, 2005. Other operating expenses for the nine months ended September 30, 2005 were $2.5 million, a decrease of $18.7 million, or 88%, from the prior year. This decrease was primarily due to a $9.4 million reduction in compensation-related charges consisting of incentive compensation, stock awards and severance, and non-recurring impairment charges of $7.3 million in 2004 related to our Ka band licenses and other capitalized development costs.

         Interest expense from continuing operations for the three and nine month periods ended September 30, 2005 was $169 thousand and $516 thousand, respectively. Such amounts were $28 thousand and $127 thousand, respectively, lower than the prior year, primarily due to a $56 thousand non-recurring adjustment in the 2004 first quarter, as well as a stipulated drop in the fixed interest rate on the mortgage for our corporate headquarters in February 2005.

         In the three and nine months ended September 30, 2005, we recorded an increase of $10.5 million and a decrease of $149.4 million, respectively, to the valuation allowance recorded against the net deferred income tax asset balance at September 30, 2005. The decreases to the valuation allowance were benefits to income taxes that offset income tax expense resulting from the reversal of our negative investment in Pegasus Satellite. The net deferred income tax asset balance at September 30, 2005 was $170.6 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at September 30, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and nine months ended September 30, 2005 to virtually zero.

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

         Aggregate revenues and pretax loss from discontinued operations included in our consolidated statements of operations for 2004 were as follows (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION

                                                 Nine Months
                                                    Ended
                                                September 30,
                                                -------------
                                                    2004
                                                -------------

                     Revenues                     $348,894
                     Pretax loss                  (493,881)

         Under generally accepted accounting principles, the financial position and results of Pegasus Satellite Communications are included in our consolidated financial statements only through June 2, 2004, (see Note 10 to the Condensed Consolidated Financial Statements contained herein). As a result of the August 2004 sale of substantially all of the Debtors' satellite television assets to DIRECTV, Inc., our Annual Report on Form 10-K for the year ended December 31, 2004 included the operations of Pegasus Satellite Communications' satellite television business and interest expense allocable to the satellite television business in discontinued operations. In this Quarterly Report on Form 10-Q, all of Pegasus Satellite Communications' operations and interest expense, except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in our condensed statements of operations for all periods prior to the deconsolidation of Pegasus Satellite on June 2, 2004. This reclassification resulted from the combination of: a) a Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors' assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 to not pursue an acquisition of the broadcast assets of the Debtors.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion of liquidity and capital resources focuses on our Condensed Consolidated Statements of Cash Flows. Consequently, the amounts shown for the nine months ended September 30, 2004 include activity for Pegasus Satellite Communications, which we did not deconsolidate until June 2, 2004. Additionally, amounts related to discontinued operations have not been separately classified in any of the periods presented. We are currently assessing the appropriate level of corporate and administrative services required to support our operations after the termination of the Support Services Agreement. We believe our available resources will be sufficient to fund our operating, investing, and financing requirements for at least the next twelve months.

         Net cash used for operating activities was $10.5 million and $6.1 million for the nine months ended September 30, 2005 and 2004, respectively. The principal reasons for the $4.4 million decline between 2005 and 2004 were: a) a reduction of approximately $81 million in operating cash flow provided by the direct broadcast satellite business; b) a reduction of approximately $2 million in operating cash flow provided by the broadcast television business; and c) an approximate $2 million increase in cash used by our broadband business as it grows; all partially offset by d) a reduction of approximately $57 million in cash interest paid; e) a reduction of approximately $8 million in payments for reorganization-related costs and legal costs, f) a reduction of approximately $6 million in net corporate and development expenses paid due to reimbursements by the Debtors under the Support Services Agreement; and g) net cash of $3 million used in 2004 to collateralize a performance bond posted with the FCC for our Ka band satellite license at the 87(degree) west longitude orbital location, which was subsequently expensed. The significant changes to operating cash flow provided by the direct satellite business and cash interest payments are a direct result of the Debtors' Chapter 11 Bankruptcy filing on June 2, 2004, the subsequent deconsolidation of the operating results for Pegasus Satellite Communications, and the sale of Pegasus Satellite Television in August 2004.

                       PEGASUS COMMUNICATIONS CORPORATION

         Net cash provided by investing activities was $12.8 million in 2005, compared with net cash used of $6.3 million in 2004. The investing activities for 2005 primarily reflected cash provided from net sales of short-term investments of $15.9 million, partially offset by capital expenditures of $1.8 million, prepayments for equipment received subsequent to quarter-end of $0.7 million, and acquisition of EBS leases of $0.3 million, The investing activities for 2004 primarily reflected cash provided from net sales of short-term investments of $4.3 million, partially offset by: a) $4.4 million used for direct broadcast satellite receiver equipment recorded as capital assets; b) $4.3 million used for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida; and c) other capital expenditures of $2.2 million.

         Net cash used for financing activities was $26 thousand in 2005, compared with net cash provided of $12.2 million in 2004. The primary financing activities in 2005 were $361 thousand in cash received for exercised stock options, offset by $276 thousand for repurchases of our Class A common stock. The primary financing activities in 2004 were $18 million in borrowings on a revolving credit facility, offset by $2 million cash applied to a performance bond relating to our Ka band satellite license, $2.2 million of debt financing costs incurred by Pegasus Satellite Communications, and $1.2 million to repurchase Class A common.

         We project that our capital expenditures for the balance of 2005 will be $1.5 million. In addition, as discussed earlier, one of our Pegasus Broadband business subsidiaries has entered into various asset purchase agreements and letters of intent for the acquisition of rights to lease EBS channels. Subsequent to September 30, 2005, this subsidiary has completed lease acquisitions for cash consideration of $0.5 million and the issuance of 49,479 shares of Class A shares (valued at approximately $164 thousand), subject to our subsidiary's right, for three years following the last closing under the related asset purchase agreement and exercisable in its sole discretion, to buy back up to 80% of the Class A shares at a price equal to 122% of the market price of such shares when issued. Subject to the satisfaction of certain conditions precedent, we expect to acquire additional EBS channel leases under these asset purchase agreements and letters of intent for consideration of up to $4.5 million, of which approximately $0.6 million may be paid in our Class A common stock, subject to the previously described buy back rights. See discussion under "General" in this Management's Discussion and Analysis, as well as Note 6 to the accompanying Condensed Consolidated Financial Statements.

         In connection with our wireless broadband business, our subsidiary Pegasus Rural Broadband LLC ("Pegasus Rural Broadband") executed definitive loan documentation in June 2005 related to its $13 million application for funding under the RUS Rural Broadband Access Loan and Loan Guarantee Program. Through the date of this filing, Pegasus Rural Broadband has not requested initial funding under the loan. The executed loan document requires Pegasus Rural Broadband to set aside cash of $6.1 million inclusive of amounts to be received as a result of the initial funding, as a precondition to the initial funding, of which $2.1 million may be used to fund operating expenses in the first year following the initial funding, and $4.0 million may be used to fund operating expenses in subsequent periods. The Loan also imposes various restrictions upon Pegasus Rural Broadband, including restrictions on: a) use of proceeds; b) merger, consolidation and transfer of property; c) additional indebtedness; d) creation of encumbrances; e) disposal of Collateral; f) distributions and withdrawals of assets; g) transactions with and extensions of credit to related parties; h) issuance of preferred stock; i) changes in service rates charged for data, video and voice services; and j) use of the $6.1 million in cash set aside. Pegasus Rural Broadband's second loan application for approximately $11 million was returned, with a request for resubmission of current data. We are evaluating the resubmission of this application.

                       PEGASUS COMMUNICATIONS CORPORATION

         At September 30, 2005, approximately $32.8 million of our cash, cash equivalents, and short-term investments were concentrated in an investment portfolio consisting of money market and high-grade financial instruments with initial maturities of less than six months. A leading global investment banking, securities trading and brokerage firm managed this investment portfolio. Due to the nature of the financial instruments and the firm that is managing them, we believe that any risk associated with this concentration is limited.

         Dividends not declared on our 6-1/2% Series C convertible preferred stock accumulate in arrears until paid. The total amount of dividends in arrears on Series C at September 30, 2005, which have accumulated since January 2002, was $45.2 million. The dividend of $3.2 million subject to declaration on October 31, 2005 was not declared. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

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

         During the year-to-date period ending September 30, 2005, Pegasus Development purchased 78,900 shares of our Class A common at a cost of $276 thousand. There were no purchases subsequent to quarter end. Such purchases were made pursuant to a previously granted standing authorization, which provides that security purchases may be made from time to time, depending on market conditions and other considerations, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases, nor any minimum purchase commitment.

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

                       PEGASUS COMMUNICATIONS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At September 30, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2004. More detailed information concerning market risk can be found under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

         The Company's management, with the participation of the Company's Chief Executive Officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, September 30, 2005. Based on this evaluation, the Chief Executive Officer, principal financial officer and principal accounting officer concluded that these controls and procedures, as of such date, were effective in providing reasonable assurance of achieving their desired control objectives.

         In the second quarter of 2005, we made certain reductions in the number of our personnel as we assessed the appropriate level of corporate and administrative services required to support the smaller size of our company, and reassigned their responsibilities and control functions to other individuals within the finance organization. Consequently, we do not believe that any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PEGASUS COMMUNICATIONS CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For information relating to the proceedings of Pegasus Satellite Communications, Inc. under Chapter 11 of the U.S. Bankruptcy Code, patent infringement litigation, a civil suit brought by certain members of the American International Group, Inc., a class action lawsuit, and an SEC investigation, we incorporate by reference herein the disclosure reported under Note 10 and Note 13 of the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note 19 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Between September 16, 2005 and November 1, 2005, we issued 56,652 shares of our Class A common stock to Gateway Access Solutions, LLC ("Gateway") as partial consideration for the acquisition of Gateway's rights to lease certain Educational Broadcast Services channels in the 2.5 GHz spectrum. 45,322 of these shares are held in escrow by us pursuant to our repurchase right, as discussed more fully in Note 6 of this Quarterly Report on Form 10-Q. We have claimed exemption for registration of the securities issued to Gateway under
Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS

Exhibit
Number
-------

10.1*+     Pegasus Communications 2005 Equity Incentive Plan

31.1*      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

31.2*      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

------------
*  Filed herewith.
+  Indicates a compensatory plan.

                       PEGASUS COMMUNICATIONS CORPORATION


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pegasus Communications Corporation



         November 9, 2005              By:   /s/  Ronald B. Stark
       --------------------            --------------------------
              Date                           Ronald B. Stark
                                             Vice President of Finance
                                             (principal accounting officer)