Form 10-K
period 2005-12-31
PEGASUS COMMUNICATIONS CORP /
filed 2006-04-06
CIK 1135338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
––––––––
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005

OR

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

Registrant’s telephone number, including area code: (610) 934-7000
––––––––

          Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, Par Value $0.01

––––––––

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

     Large Accelerated Filer        Accelerated Filer      Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

     The aggregate market value of the voting stock (Class A Common Stock) held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15,670,000, based on the closing price of the Class A Common Stock on such date on the Pink Sheets of the Over-The-Counter National Market. (Reference is made to the paragraph captioned Calculation of Aggregate Market Value of Non-affiliate Shares of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

Number of shares of each class of the registrant’s common stock outstanding as of March 31, 2006:
Class A Common Stock, $0.01 par value	11,357,205
(excluding 285,500 shares held by a consolidated subsidiary and 5,827 shares held in treasury)
Class B Common Stock, $0.01 par value	1,832,760
(including 86,081 shares held by Pegasus PCS Partners, a variable interest entity which we determined that we are the primary beneficiary of)
Non-Voting, Common Stock, $0.01 par value	–

DOCUMENTS INCORPORATED BY REFERENCE
None

Back to Contents

TABLE OF CONTENTS

		PAGE

PART I

ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	21
ITEM 3.	LEGAL PROCEEDINGS	22
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
	ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 6.	SELECTED FINANCIAL DATA	27
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
	OPERATIONS	28
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE	39
ITEM 9A.	CONTROLS AND PROCEDURES	39
ITEM 9B.	OTHER INFORMATION	39

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	40
ITEM 11.	EXECUTIVE COMPENSATION	42
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	49
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	52
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	54

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	56

Back to Contents

ITEM 1.BUSINESS

The Company

     Pegasus Communications Corporation (hereinafter referred to as “Pegasus Communications” in its individual capacity as a separate entity) was incorporated in the State of Delaware in November 2000, and is a holding company that conducts substantially all of its operations through its direct and indirect subsidiaries. All subsequent references to “we,” “us,” “our”, the “Company” and “Pegasus Communications Corporation” refer to Pegasus Communications, together with its direct and indirect consolidated subsidiaries (including our former direct subsidiary Pegasus Satellite Communications, Inc. (“Pegasus Satellite”) and its consolidated subsidiaries (collectively “Pegasus Satellite Communications”) for periods prior to their deconsolidation on June 2, 2004, as hereinafter discussed), and variable interest entities in which we are deemed to hold the primary beneficial interest. Other terms used are defined as necessary when they first appear.

     Our business and assets are concentrated in three areas: (i) the provision of wireless high-speed Internet services to consumers and businesses; (ii) the development of 700 MHz wireless frequencies acquired at auction from the Federal Communications Commission in 2000 and 2001; and (iii) the realization of value from intellectual property rights licensed to us in 2000 whose claims cover the provision of certain satellite-delivered interactive media services.

Wireless High-Speed Internet Services

Market for Internet Services

     As of December 31, 2005 there were estimated to be 42 million subscribers to high-speed Internet services in the United States. Substantially all of these subscribers were to so-called “wireline” high-speed Internet, including approximately 23 million cable broadband customers and approximately 19 million customers to DSL services. In addition, as of December 31, 2005, there were estimated to be 36 million subscribers to dial-up Internet services. Substantially all of the dial-up Internet subscribers receive their services via a wireline telephone connection.

     Total Internet users in the United States has grown from 41.5 million to 78 million in the last five years. The market for high-speed Internet services has grown significantly, while over the same period the market for dial-up Internet services has declined marginally. The following chart sets forth the annual change in both markets over the period 2000 to 2005:

(in millions)	2000	2001	2002	2003	2004	2005

High-speed Internet services	5.1	10.6	16.6	24.0	32.2	42.0
Dial-up Internet services	36.4	39.9	49.5	46.1	41.1	36.0
Total	41.5	50.5	66.1	70.1	73.3	78.0

Source: Industry data and third party market research

     Most industry analysts project continued growth in the market for high-speed Internet access over the next five years and continued decline in the market for dial-up Internet services.

Back to Contents

Market for Wireless Communications Services

     As of December 31, 2005, there were estimated to be 206 million subscribers to wireless communications services in the United States. Approximately 25% of these were subscribers to wireless data services, including Internet access. The market for wireless communications services has grown significantly in the last five years. The following chart sets forth the annual change in this market over the period 2000 to 2005:

(in millions)	2000	2001	2002	2003	2004	2005

Wireless subscribers	108.5	128.4	140.8	158.7	182.1	205.7

Source: Industry data and third party market research

     Most industry analysts project continued growth in the market for wireless communications over the next five years, particularly in wireless communications services that provide high-speed Internet access.

Our Strategy

     We believe that the market for wireless high-speed Internet services will grow significantly over the next five years, as the growing interest in high-speed Internet services converges with the continuing growth in wireless communications services. We believe that this growth will be aided by the adoption of new worldwide standards for wireless high-speed Internet services, such as 802.16 (“WiMAX”) and revisions of current cellular voice standards (such as “GSM” and “CDMA”) to enable delivery of wireless high-speed Internet services.

     Our operating strategy is to capitalize on the anticipated growth of wireless high-speed Internet services by providing residential and business customers wireless high-speed Internet services that have the following characteristics:

•	Plug and Play: To initiate service, a subscriber purchases a modem, plugs it in and activates online. No professional installation is required.

•	Mobility: Service is available to subscribers throughout a service provider’s network coverage area. In contrast to wireline high-speed Internet services, such as cable or DSL, service is not limited to a specific physical address.

•	Value Pricing: Service plans are offered at a substantial discount to competitive services, such as those offered by incumbent wireline cable and telephone companies.

Our Target Markets

     Our primary focus is on serving smaller metropolitan areas in the United States with populations of between 100,000 and one million that have been traditionally underserved by large wireline communications companies. We are also focused on smaller, rural communities that we can serve efficiently from our metropolitan “hubs”. Within these communities, our primary target markets include:

•	Dial-up Internet: Existing dial-up Internet subscribers who we believe will be attracted by the appeal of a mobile, always-on Internet connection that also offers higher speeds at comparable or lower pricing to dial-up Internet services.

•	Students: Graduate, college and high-school students who we believe will be attracted by the appeal of an Internet service that is not tied to a physical address, that is offered in a wide variety of plan speeds and pricing and that does not require the additional cost of a wireline phone or pay TV service required by DSL or cable services.

Back to Contents

•	Renters/Mobile Lifestyle: Renters underserved by wireline cable and DSL services and those who live a lifestyle that keeps them out of their home or apartment for considerable periods of time who we believe will be attracted to an Internet service that is as mobile as they are and which does not require the additional cost of a wireline phone or pay TV service required by DSL or cable services.

•	Mobile Power Users: Existing wireline DSL and cable high-speed Internet subscribers who we believe will be attracted to an Internet service that offers a high-speed, always-on connection out of the home or office. For mobile power users, our laptop card plans could be a supplement to an existing DSL or cable home or office subscription, or our “combo” plans (one desktop modem and one laptop card for one monthly price) could be a substitute for an existing DSL or cable subscription.

Description of Current Business

     We currently offer wireless high-speed Internet service utilizing licensed frequencies in the 2.5 GHz frequency band and unlicensed frequencies in the 900 MHz, 2.4 GHz and 5 GHz frequency bands. As of December 31, 2005, we served approximately 2,500 subscribers. Subscribers to our 2.5 GHz service (our “Xanadoo(SM)” branded service), use a desktop or laptop modem to access the Internet over our wireless network at speeds from 128 kilobits per second (“Kbps”) to 1.5 megabits per second (“Mbps”), depending upon the service plan selected. The modems are “plug-and-play”, meaning that they do not require a professional installation or external antenna, and enable mobile/portable Internet access throughout our network coverage areas. Xanadoo(SM) is offered at prices from $14.95 to $59.95 per month and was launched in the first quarter of 2006. Subscribers to our unlicensed service (our “Pegasus Broadband(SM)” branded service) use a desktop modem to access the Internet over our wireless network at speeds from 256 Kbps to 1.5 Mbps, depending upon the service plan selected. The modems typically must be attached to an outdoor antenna and require a professional installation. Pegasus Broadband(SM) service is offered at prices from $29.95 to $64.95 per month and was launched in 2004.

Xanadoo(SM) Branded Service

     Subscribers to our Xanadoo(SM) branded wireless high-speed Internet service must first purchase a desktop modem or laptop card to enable connection to our wireless network. We sell these devices directly through our web site and through telesales, indirectly through participating retailers and resellers, and, beginning in the second quarter of 2006, directly through our own Xanadoo(SM) stores. We believe that our recommended retail sales prices for modems or laptop cards are competitive with similar devices. Beginning in 2006, we support the sale of our modems and laptop cards with various customer incentives, including mail-in rebates.

Back to Contents

     Subscribers who have purchased a modem may select from nine separate monthly service plans:

Modem Type	Monthly Price	Download Speed
Zero-Install	$14.95	up to 128 Kbps
Desktop	$19.95	up to 256 Kbps
Modem	$24.95	up to 512 Kbps
	$29.95	up to 768 Kbps
	$34.95	up to 1.0 Mbps
	$44.95	up to 1.5 Mbps

Laptop Card	$29.95	400 – 700 Kbps

Combo	$49.95	up to 1.0 Mbps on desktop modem /
Plan		400- 700Kbps on laptop card
(1 desktop /
1 laptop card)	$59.95	up to 1.5 Mbps on desktop modem /
		400- 700Kbps on laptop card

All plans include an “always-on” connection, a 30-day money back guarantee, multiple email accounts, varied email storage capacity and web hosting capacity.

     We generally do not use short-term promotional rates or charge additional, recurring monthly fees such as modem fees or per modem network access charges. We also do not require annual service commitments or other service plan requirements. We believe that these product attributes differentiate Xanadoo(SM) significantly from high-speed Internet services offered by our competitors.

Our 2.5 GHz Rights

     We began acquiring rights to licensed frequencies in the 2.5 GHz frequency band in 2005. As of March 1, 2006, such rights include:

(in thousands)	Population	MHz Pop (1)

2.5 GHz (2)	7,117	294,171

(1) “MHz Pop” is calculated by multiplying the total megahertz within a licensed area by the total population that reside within that area.

(2) We hold rights to 2.5 GHz Education Broadcast Services (“EBS”) or Broadband Radio Service (“BRS”) channels in various markets in Texas, Kansas, Oklahoma, Arkansas, Illinois, Nebraska and West Virginia. Our rights include rights to EBS and BRS channels covering 3.9 million people and 189.6 million MHz Pop under asset purchase agreements or letters of intent which are subject to conditions precedent that have not yet been satisfied.

Back to Contents

Pegasus Broadband(SM) Branded Service

     Our Pegasus Broadband(SM)branded service uses unlicensed frequencies in the 900MHz, 2.4GHz, and 5 GHz frequency bands. In contrast to our Xanadoo(SM) service, Pegasus Broadband(SM) requires a professional installation, but customers are not required to purchase a modem. Instead subscribers are charged a modem rental fee in addition to their monthly service charge. Pegasus Broadband(SM) wireless high-speed Internet service typically requires the installation of an external antenna and does not enable mobile or portable service. Our current Pegasus Broadband(SM) service plans include:

Package	Speed	Monthly Subscription Cost

Residential – Starter	Up to 256 Kbps	$29.95
Residential – Standard	Up to 512 Kbps	$34.95
Residential – Premium	Up to 1.0 Mbps	$39.95
Small Business	Up to 1.5 Mbps	$64.95

     Pegasus Broadband(SM) high-speed Internet plans currently include a $49 installation charge, an “always-on” connection, a 30-day money-back guarantee, email accounts, Web hosting, spam filtering and virus screening.

     All Pegasus Broadband(SM) subscribers are required to commit to a minimum service agreement of one year. Subscribers who terminate service prior to their one-year anniversary date are subject to an early termination fee. Additionally, the Pegasus Broadband(SM) service agreement requires our subscribers to maintain and return all subscriber-leased customer premises equipment immediately following service cancellation or otherwise be subject to various equipment non-return fees.

Marketing and Sales

     Our marketing and sales strategy is based on a combination of direct and indirect distribution channels supported by marketing tactics appropriate to each channel:

Direct Marketing – direct response promotional tactics, including direct mail, print advertising, television, radio, outdoor, online, co-branding, endorsed third party partnerships with local organizations, and local promotional events. Responses to all direct response promotions are directed to our telesales center or our public web sites for complete product information and order fulfillment.

Retail Sales – retailers who carry the Xanadoo(SM) line of modem products. Beginning in 2006, we sell Xanadoo(SM) modems to retailers at wholesale prices that are less than our cost to purchase those modems from their manufacturer. Retailers offer our Xanadoo(SM) modems at retail prices based upon our “minimum suggested retail prices” (or “MSRP”) and retain the difference between the retail selling price charged the consumer and the wholesale price we have charged them. We provide participating retailers co-operative marketing support and may provide additional incentives tied to their sales volumes. We also provide retailers point-of-purchase promotional and merchandising support.

Xanadoo(SM) Stores– full-service Xanadoo(SM)-branded retail stores planned in metropolitan areas in which Xanadoo(SM) is available. Xanadoo(SM) stores will operate primarily as sales-only locations, providing in-store product demonstrations, full product and sales support, direct fulfillment of modem purchases and some subscriber support services. These stores will also serve as our primary administrative offices for our in-market sales and network support personnel.

Back to Contents

Our Wireless High-Speed Internet Operations

     We currently maintain a network operations center (“NOC”) in Austin, Texas. Our NOC is staffed by security personnel 24x7x365, has backup battery and generator power in the event of a major power outage and is co-located with a point of interconnection to the Internet. Our network control center (“NCC”) is located in Bala Cynwyd, Pennsylvania and is staffed by full-time technical support personnel who provide continual network monitoring, provide technical support to subscribers and develop and maintain network management and performance tracking capabilities.

     We employ dedicated site acquisition professionals and tower construction crews to identify tower locations, construct and maintain tower facilities and install and maintain tower related Radio Frequency (“RF”) transmission equipment. The majority of our current and planned tower deployments are leased from existing tower management companies or owners of existing structures such as municipal water towers and radio towers. In areas where existing structures do not exist at locations we have selected for deployment, we have acquired land use rights from local landowners and constructed owned-and-operated tower facilities.

     We hire a full-time general manager for each metropolitan area in which we secure 2.5 GHz license rights and initiate Xanadoo(SM) branded wireless high-speed Internet service. The general manager is primarily responsible for the development and staffing of in-market sales and marketing activities. Additionally, we maintain in-market RF engineers and technical support personnel to oversee local network operations and maintenance.

      In our Pegasus Broadband(SM) service areas, we employ dedicated teams of installation technicians to handle all subscriber installation and service activities. In certain areas, we outsource some of our installation activity to full service dealers or other third parties who we have previously certified as qualified installers.

     We currently utilize an experienced third party call center operator to provide telesales and customer support. This call center operator provides dedicated telesales and order fulfillment services, as well as ongoing customer service support including billing, general service, and technical support related inquiries. In the future, we may elect to in-source some of these call center activities when aggregate call volume reaches a level at which economies of scale, improved sales and service delivery and/or cost saving opportunities can be achieved.

Rural Utilities Service’s Rural Broadband Access Loan and Loan Guarantee Program

     The Rural Utilities Service (“RUS”) of the United States Department of Agriculture’s Rural Broadband Access Loan and Loan Guarantee Program is designed to provide loans for funding, on a technology neutral basis, the costs of construction, improvement and acquisition of facilities and equipment to provide broadband services to eligible rural communities. The program’s goal is to ensure that rural consumers enjoy the same quality and range of telecommunications services that are available in urban and suburban communities. More detail about the RUS Rural Broadband Access Loan and Loan Guarantee Program can be found at http://www.usda.gov/rus/telecom/broadband.htm.

     On June 22, 2005, Pegasus Rural Broadband, LLC (“Pegasus Rural Broadband”), an indirect subsidiary of Pegasus Communications, received confirmation from the RUS that all conditions precedent for loan closing had been completed and that the RUS deemed definitive loan documents providing for Pegasus Rural Broadband to borrow up to an aggregate $13.0 million under the RUS Rural Broadband Access Loan and Loan Guarantee Program (the “RUS Loan Authorization”) to be effective as of June 1, 2005. Currently, we have not made a draw against our RUS Loan Authorization, but we anticipate making one or more draws in 2006.

Back to Contents

Competition

     Competition for our wireless high-speed Internet services currently include existing national regional and local dial-up internet service providers such as AOL and Earthlink, wireline DSL and cable broadband service providers such as ATT, Verizon, Comcast and Cox, as well as other companies offering wireless high-speed Internet services utilizing licensed or unlicensed frequencies including Sprint and Clearwire. Dial-up internet service is generally available in markets we serve at plan speeds that are much lower than that of Xanadoo(SM) or Pegasus Broadband(SM) service plans. DSL and cable broadband is generally available within markets in which we offer or expect to offer Xanadoo(SM) branded service at plan speeds that are generally equivalent to or greater than that of our service plans. Cable service plans generally are priced at a significant premium to Xanadoo(SM) or Pegasus Broadband(SM) at higher speeds and a supplemental fee is typically assessed if a subscriber does not also purchase cable pay TV service. DSL service plans are generally priced more competitively with Xanadoo(SM) and Pegasus Broadband(SM), but usually require the purchase of landline phone service in addition to DSL service. As a result, total monthly service charges for a subscriber interested only in DSL service (such as those who use cellular or VoIP services as their primary phone connection) are often twice the cost of a Xanadoo(SM) or Pegasus Broadband(SM) service of comparable speed. While we also compete with wireless Internet service providers utilizing both licensed and unlicensed frequencies, Xanadoo(SM) and Pegasus Broadband(SM) service plans are generally priced at a significant discount to these services and offer a greater variety of plan speeds.

700 MHz Licenses

     We hold licenses issued by the Federal Communications Commission (“FCC”) to provide terrestrial communication services in frequencies located in the 700 MHz frequency band. We acquired these licenses (our “700 MHz Licenses”) in FCC auctions completed in September 2000 and February 2001 for $95.4 million in cash.

     The 700 MHz band comprises 108 MHz of spectrum which is currently utilized for television broadcast signals on channels 52 to 69, but is authorized for use by commercial and public safety licensees for future deployment of wireless broadband communications networks. Our 700 MHz Licenses occupy portions of channels 60 and 65 and are adjacent to 24 MHz of spectrum reserved for public safety operations and 30 MHz of spectrum allocated for commercial use that has not yet been auctioned by the FCC. The 700 MHz frequency band also includes 48 MHz of spectrum between channels 52 and 59, including 18 MHz auctioned in 2000 and 2001 and 30 MHz that has not yet been auctioned by the FCC.

     Of our 700 MHz Licenses, 32 are designated as “A” licenses consisting of a pair of 1 MHz frequencies. These licenses include major economic areas (“MEA’s”) such as Boston, Chicago, Detroit, New York City, Philadelphia, Pittsburgh, Portland, San Francisco/Oakland, and Seattle. Two of our 700 MHz Licenses are “B” licenses, consisting of a pair of 2 MHz frequencies. The following table lists information with respect to these licenses:

Back to Contents

Channel	Market Name	Population	Channel	Market Name	Population
Block		(1)	Block		(1)

A	Boston	9,229,477	A	Nashville	2,444,643
A	New York City	30,885,797	A	Little Rock	2,652,998
A	Philadelphia	8,435,057	A	Omaha	1,773,282
A	Richmond	4,329,258	A	Wichita	1,175,577
A	Jacksonville	2,605,624	A	Tulsa	1,384,426
A	Tampa-St.	6,802,332	A	Phoenix	4,808,845
	Petersburg-Orlando		A	Spokane-Billings	2,001,065
A	Miami	6,294,487	A	San Francisco-	13,850,204
A	Pittsburgh	4,109,453		Oakland-San Jose
A	Cincinnati-Dayton	4,517,237	A	Portland	3,675,513
A	Columbus	2,349,060	A	Seattle	4,812,965
A	Cleveland	5,211,808	A	Alaska	626,932
A	Detroit	10,696,754	A	Hawaii	1,211,537
A	Milwaukee	5,023,107	A	Guam and the	224,026
A	Chicago	13,667,977	B	Northern Mariana
A	Indianapolis	3,066,469	A	Guam and the	224,026
				Northern Mariana
A	Knoxville	1,559,410	A	Puerto Rico	3,917,222
A	Louisville-	4,349,581	A	American Samoa	57,291
	Lexington-Evansville		B	American Samoa	57,291

     (1) Total population of 167,749,414 based on 2000 census data.

     The initial term of our 700 MHz licenses runs through January 1, 2015 when they are subject to renewal. We must provide substantial service to the service areas covered by our 700 MHz Licenses by the conclusion of our initial license terms. The FCC’s rules provide for a presumption of substantial service if the licensee either leases a predominant amount of the licensed spectrum in at least 50% of the geographic area covered by the license or provides coverage to at least 50% of the service area’s population. We must also monitor all compliance and interference protection standards for our 700 MHz Licenses. These requirements include complying with, and ensuring that licensees comply with, limits on out of band emission levels, providing mandatory advanced notification of technical parameters to nearby 700 MHz License users and public safety frequency coordinators and cooperating with officials and other 700 MHz License managers to resolve problems.

     The continued incumbency of existing television broadcasters in the upper 700 MHz bands remains an obstacle to the broad initiation of service in the 700 MHz License frequencies. However, legislation has recently been enacted that requires broadcasters in the 700 MHz band to cease broadcasting on channels 52 to 69 no later than February 2009, and also requires the FCC to auction the remaining 60 MHz of 700 MHz spectrum reserved for commercial use that has not yet been auctioned by the FCC no later than January 2008.

Intellectual Property Rights Licensed

     In 2000, Pegasus Development Corporation (“Pegasus Development”), a direct subsidiary of Pegasus Communications, entered into a licensing agreement with Personalized Media Communications, L.L.C (“Personalized Media”) that provides us an exclusive license to Personalized Media’s intellectual property portfolio for the distribution of satellite based services using Ku band BSS frequencies at the 101°, 110° and 119° west longitude orbital locations and Ka band FSS frequencies at the 99°, 101°, and 103° west longitude orbital locations, licensed by the FCC to affiliates of DIRECTV, Inc. We paid $112.2 million (comprising $14.3 million cash, 80,000 shares of Pegasus Communications Class A common stock, and warrants to purchase 400,000 shares of Class A common stock) for our exclusive license of Personalized Media’s intellectual property portfolio.

Back to Contents

     The Personalized Media intellectual property portfolio consists of seven issued U.S. patents (including one that expired on September 15, 2004) and approximately 3,500 claims submitted in approximately one hundred pending U.S. patent applications. The inventors of the underlying patents designed a television system that employed significant computer processing power at each stage of the television program distribution system and linked those stages with digital signals that could coordinate the processing at one or more stages. The technology disclosed in these patents provided the operator of a television system with novel ways to offer important capabilities, including the use of more robust encryption and reporting techniques enabling television networks to operate more efficiently. The digital signals employed by the patented system also enable a television system operator to offer subscribers the ability to interact, in a personal way, with their television programming.

     Pegasus Development’s exclusive license provides us rights to all claims covered by Personalized Media’s patent portfolio, including functionality for automating the insertion of programming at a direct broadcast satellite uplink, the enabling of pay per view buying, the authorization of receivers, the assembly of records of product and service selections made by viewers including the communication of this information to billing and fulfillment operations, the customizing of interactive program guide features and functions made by viewers and the downloading of software to receivers by broadcasters. In addition, Personalized Media has granted us the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with satellite orbital locations that are or may become available to us.

Financial information about segments

     See Note 19 to the Consolidated Financial Statements for financial information regarding our wireless high-speed Internet business, which currently is our sole reportable operating segment.

Employees

     As of December 31, 2005, we had 72 full time employees. We are not a party to any collective bargaining agreements and we consider our relations with employees to be good.

Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code

     Pegasus Satellite and certain of its subsidiaries (collectively referred to herein as the “Debtors”) filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine (the “Bankruptcy Court”) on June 2, 2004. The Chapter 11 filing did not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite. In February 2005, the Debtors commenced solicitation of votes on their First Amended Joint Chapter 11 Plan (as amended through the date of confirmation, the “Plan of Reorganization”). The Plan of Reorganization specified the treatment of allowed claims against the Debtors and provided for the creation of a liquidating trust (the “Liquidating Trust”) to hold all of the Debtors’ assets, liquidate any remaining non-cash assets, resolve any disputed claims and make distributions to holders of allowed claims in accordance with the Plan of Reorganization. The Plan of Reorganization was confirmed by order of the Bankruptcy Court entered April 15, 2005 and became effective on May 5, 2005. Upon plan effectiveness, the liquidating trustee appointed pursuant to the Plan of Reorganization (the “Liquidating Trustee”) gained full control over the Debtors’ management and operations, as well as the unilateral right to cancel our common share ownership in Pegasus Satellite at any time without any right of recovery by us.

Back to Contents

     Pegasus Communications and the Debtors also entered into an agreement on April 14, 2005, approved by the Bankruptcy Court through an order dated May 5, 2005, to cease filing tax returns on a consolidated basis as of January 1, 2004 and to allocate between the Debtors and the non-Debtors certain historic tax attributes arising in periods preceding the deconsolidation. Accordingly, as of January 1, 2004 our financial statements no longer reflect tax assets and liabilities of the Debtors.

      After plan effectiveness, Pegasus Communications Management Company (“Pegasus Management”), a direct subsidiary of Pegasus Communications, continued to provide certain support services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, pursuant to a Support Services Agreement (the “Support Services Agreement”) entered into on June 2, 2004. The Support Service Agreement terminated August 31, 2005. Over the life of the Support Services Agreement, these services aggregated $25.7 million, including $16.5 million of allocations of general corporate overhead of Pegasus Management and $9.2 million of direct costs that we incurred on behalf of the Debtors and that were reimbursable to us.

     As a result of the Chapter 11 filing, the operations of the Debtors became subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite Communications became restricted. Consequently, under generally accepted accounting principles, the financial results of Pegasus Satellite Communications were included in our consolidated results only through June 2, 2004. Subsequent to June 2, 2004, Pegasus Satellite Communications was deconsolidated from our balance sheet, our negative investment in Pegasus Satellite of $413 million was presented using the cost method, and we no longer consolidated or recorded earnings or losses from Pegasus Satellite Communications’ operations that occurred after June 2, 2004. As a consequence of the Plan of Reorganization becoming effective, our $413 million negative investment in Pegasus Satellite was reversed and recognized in our Consolidated Statements of Operations in the second quarter of 2005, classified within discontinued operations.

Legislation and Regulation

     This section sets forth a brief summary of regulatory issues that affect our business. It is not intended to describe all present and proposed government regulation and legislation that affects the broadband Internet industries in general or us in particular.

Wireless High-Speed Internet Services

     The FCC regulates the licensing, construction, operation and acquisition of wireless communications systems in the United States. The FCC also regulates wireless communications systems which use spectrum set aside for unlicensed use (“license-exempt spectrum”).

     State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of cell sites and base stations also remains subject to state and local jurisdiction. Our wireless business also is subject to certain Federal Aviation Administration regulations governing the location, lighting, and construction of transmission towers and antennas and may be subject to regulation under federal environmental laws and the FCC’s environmental regulations.

Back to Contents

     The 2.5 GHz frequency band. In July 2004, the FCC adopted a new regulatory framework for licensed spectrum in the 2.5 GHz band, which consists of channels licensed to the Broadband Radio Service (“BRS,” formerly the Multipoint Distribution Service or “MMDS”) and the Educational Broadcast Services (“EBS”, formerly the Instructional Television Fixed Service or “ITFS”). Among other items, the new rules create a new bandplan and associated regulations which will facilitate the provision of non-line of sight wireless broadband communications services over 2.5 GHz licensed frequencies. The rules governing the transition to the new bandplan are subject to petitions for reconsideration and to an additional notice of proposed rulemaking, both of which remain pending at the agency. Under the FCC’s new rules, holders of rights to BRS and EBS spectrum are permitted to operate under the existing 2.5 GHz bandplan until their markets are transitioned to the new 2.5 GHz bandplan. Under the existing bandplan, BRS and EBS frequencies are divided into thirty-three 6 MHz channels. In most markets, twenty-eight of these channels have been licensed in seven groups of four channels each (the A, B, C, D, E, F and G Groups), while the remaining five channels have generally been licensed individually (the three H channels, BRS 1 and BRS 2). Generally, thirteen of these channels were allocated to BRS (the E and F Group, the H channels, and BRS 1 and BRS 2) and the remaining twenty were allocated to EBS. BRS channels may be geographically licensed according to Basic Trading Areas or “BTAs,” or licensed by reference to their transmission sites (“site-based” licenses). BRS channels are available for full-time commercial use, while EBS channels can be licensed only to eligible educational entities, who can then lease up to 95% of their capacity to commercial service providers. There is no limit to the number of BRS channels that one person may own or the number of BRS and EBS channels that one person may lease. Under the FCC rules, the licensee of BRS and EBS channels has use of a Geographic Service Area (“GSA”). The GSA of a licensee generally consists of a 35 mile radius around the license’s geographic coordinates. In those instances where two licensees have overlapping 35 mile radii, the GSA may be reduced by dividing the overlap area between the licensees on a pro rata basis.

     In connection with the petitions for reconsideration and additional rulemaking noted above, the FCC is examining whether to limit EBS leases to a maximum permissible term. The FCC’s determination to set a maximum permissible term to EBS leases may affect the ability of commercial lessees to recover any investment in building wireless networks utilizing EBS spectrum and may also influence the availability and cost of financing. The FCC is expected to decide these issues during 2006.

     License-exempt Spectrum Rules and Policies. Users of license-exempt spectrum may not cause interference to licensed users, and, if the interference is not cured, may be required to shut down their operations until such interference is eliminated. Users of license-exempt spectrum are not entitled to interference protection from licensed or other license-exempt users, except in situations where it is shown that the interference was caused intentionally. Where such interference is not intentional, license-exempt users bear the responsibility of curing the problem themselves or working cooperatively with other spectrum users to eliminate the problem.

     License-exempt users are subject to power limits and other technical regulations under Part 15 of the FCC’s rules. Power limits may vary depending on whether the license-exempt user is operating in the point-to-point or point-to-multipoint mode. The FCC recently modified its rules to permit operators in the license-exempt 2.4 GHz band to take advantage of higher power limits where they deploy “advanced” antenna technologies.

     The FCC initiates various spectrum-related inquiries and investigates further changes in spectrum policy on an ongoing basis, including changes that could affect the unlicensed bands. Those changes must go through formal rulemaking proceedings before they may be enforced against us or any other license-exempt users.

Back to Contents

     Additional Licensed Spectrum. There are a variety of licensed frequency bands in the United States in which wireless high-speed Internet services can be currently deployed commercially. These include the 2.5 GHz frequency band described above, as well as the 2.3 GHz frequency band allocated to the Wireless Communications Service (“WCS”) and spectrum in the so-called S and L frequency bands allocated for satellite communications services in which the FCC has recently authorized ancillary terrestrial component (“ATC”) services.

     In addition, the FCC is scheduled to auction Advanced Wireless Services (“AWS”) licenses beginning in June 2006 for 90 MHz of spectrum in the 1.7 GHz and 2.1 GHz frequency bands and is also required to auction 60 MHz of spectrum in the 700 MHz frequency band by no later than January 2008. It is expected that the AWS and 700 MHz frequency bands will be used primarily for the delivery of wireless high-speed Internet services.

     In March 2005, the FCC made the 3650-3700 MHz band available for wireless broadband service. This spectrum will be licensed under a hybrid licensing/registration system – each user will be required to obtain a non-exclusive nationwide license, under which they will be permitted to register base stations anywhere in the country subject to protection of incumbent satellite and government communications facilities. Both the licensing scheme and associated technical rules for the 3650-3700 MHz band are subject to petitions for reconsideration that remain pending before the FCC. In 2004, the FCC proposed to permit license-exempt use of vacant channels (“white space”) in the television broadcast spectrum below 900 MHz. That proposal remains pending at the agency. More recently, the FCC also made the 5.470-5.725 GHz band available for license-exempt wireless broadband service, subject to protection of government radar facilities operating in that band. The FCC has proposed to modify the licensing framework of the private Business and Industrial/Land Transportation, or B/ILT, spectrum within the 900 MHz band to afford B/ILT licensees greater flexibility in how they may use their spectrum. The FCC also has proposed to auction vacant B/ILT spectrum. Those proposals remain pending at the agency, and no auction of B/ILT spectrum has been scheduled to date.

     In March 2006, the FCC issued a Notice of Proposed Rulemaking requesting comment on new rules that will govern how licensed and unlicensed operations share the 902-928 MHz band. Depending on how the FCC resolves the relevant technical issues, this proceeding could affect the extent to which unlicensed operators may use the 902-928 MHz band for broadband service without suffering harmful interference.

     Finally, in October 2003 the FCC released new rules that provide additional flexibility for licensees to engage in various forms of spectrum leasing arrangements. In September 2004, the FCC released an order that takes additional steps to further facilitate the growth of secondary markets for spectrum, including the extension of flexible leasing policies to additional spectrum.

     Other Regulatory Issues. In February 2004, the FCC began examining the regulatory treatment of voice and other services provided via the Internet. Currently, Voice over Internet Protocol (“VoIP”) services are exempt from many federal regulatory fee and tax requirements, such as Universal Service Fund contributions, that most wireline and wireless telecommunications providers are required to pay. The FCC’s pending rulemaking on Internet Protocol (“IP”) based services recognizes that they should continue to be subject to minimal regulation, but is examining means by which social policies supported by regulation, such as the Universal Service Fund, can be maintained. In November 2004, the FCC issued an Order stating that Vonage’s DigitalVoice service, which provides VoIP service, is an interstate service and not subject to state public utility commission requirements governing traditional telephone service, and noted its general intention to preempt state public utility regulation of similarly-situated VoIP services. The Vonage order did not address whether VoIP services should be subject to federal regulatory assessments (including Universal Service Fund contributions).

Back to Contents

     The FCC has declared that providers of broadband service via cable modem or Digital Subscriber Line (“DSL”) facilities are “information service” providers under the Communications Act, and as such should generally not be subject to the same regulation as traditional common carriers. However, the FCC also is conducting a rulemaking on whether broadband service providers should nonetheless be subject to certain FCC consumer protection-related requirements that apply to providers of telephone service. Depending on how the FCC resolves the pending issues in that proceeding, it is possible that the FCC consumer protection requirements at issue could be applied to our broadband service, and potentially increase our costs of providing that service.

     The FCC has adopted new rules that are designed to streamline the procedures for review of tower site construction and construction of other communications facilities under the existing Federal statute and FCC rules, which were effective in March 2005. The FCC also is conducting an inquiry into the effect that communications towers may have on migratory birds.

Available Information

     Our website is located at www.pgtv.com. Through the Investor Relations Section of our website, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are filed with the SEC.

     A copy of the materials that we have filed with the SEC may be read at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington D.C. 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, our filings with the SEC are available to the public on the SEC’s web site at www.sec.gov.

ITEM 1A.        RISK FACTORS

     This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Communications Corporation that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, including nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties; patent infringement litigation related to our license with Personalized Media; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including the loss of any significant numbers of subscribers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; the availability and terms of capital to fund the expansion of our businesses; litigation and governmental proceedings; and other factors mentioned in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Back to Contents

General:

We currently generate limited revenues and we expect to incur losses as we develop our wireless high speed Internet business.

     Our operations currently generate limited revenues and we expect to incur operating losses as we continue to develop our wireless high-speed Internet business. We are unable to predict whether or when we may achieve profitability. Revenues and profits, if any, will depend upon many factors, including our ability to execute on our business strategy, market acceptance of our wireless high-speed Internet services, Federal and state regulations, and general economic conditions.

We may not be able to secure additional financing to fund our wireless high-speed Internet business, or may only be able to obtain funding upon terms considered unattractive.

     Our current resources are unlikely to be sufficient to fund the continued development of our wireless high-speed Internet business to profitability. We intend to seek additional debt and equity financing to fund its operations within the next twelve months. There is no assurance that we will be successful in securing such additional financing or, if funding is obtained, that such funding will be sufficient to maintain those operations. Furthermore, such financing may be at Pegasus Communications or at a subsidiary level, may contain terms considered unattractive (such as, but not limited to, interest rates, restrictive covenants including on uses of cash, and price at which equity is sold), and if in the form of equity, there is no assurance that such funding will be available on terms that are not significantly dilutive to the ownership of existing shareholders.

     We are not currently eligible to register our securities on a short form registration statement on Form S-3. We will not be eligible to use Form S-3 until we have made timely filings of periodic reports with the Securities and Exchange Commission (“SEC”) for at least twelve calendar months and have paid all dividends in arrears on our Series C convertible preferred stock.

We may not realize value from our intangible assets. If we must reassess the fair value of our intangible assets, we may be required to record impairment charges to earnings.

     We are required, under accounting principles generally accepted in the United States, to review a long-lived asset for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2005, we had intangible assets with an aggregate carrying value of approximately $130 million, primarily consisting of our 700 MHz Licenses (carrying value of $60.9 million) and our license of the Personalized Media intellectual property rights (carrying value of $67.4 million). See discussions related to these intangible assets in Item 1– 700 MHz Licenses and Intellectual Property Rights Licensed. The values of the 700 MHz Licenses could be affected by a number of factors which are further discussed below under Risk Factors – 700 MHz Licenses. The value of our license with Personalized Media could be adversely affected in the future by significant ongoing patent infringement litigation as well as a reexamination of the underlying patents by the United States Patent and Trademark Office (see Item 3 – Patent Infringement Litigation). There can be no assurance that we will not experience impairment losses in the future. Any such impairment loss could result in a substantial charge to our earnings.

Back to Contents

If we are unable to retain and attract qualified personnel, we may not be able to operate successfully.

     Our future success will depend on our ability to retain current key personnel, and to attract and retain additional qualified personnel. The loss of key personnel or our inability to hire or retain qualified personnel, or our failure to assimilate effectively such personnel, could have a material adverse effect on our business, operating results, and financial condition.

Compliance with public company reporting requirements is costly, and such costs are material to our results of operations.

     Our Class A common stock is currently registered under the Securities Exchange Act of 1934 (the “Act”), which requires that we comply with public reporting and proxy statement requirements established by the SEC. Compliance with these requirements is costly and time-consuming, and these costs are material to our results of operations.

Voting control of our stock is held by one person.

     We have three classes of common stock that differ only in voting rights. The Class A common stock has one vote per share, the Class B common stock has ten votes per share, and the Non-Voting common stock has no voting rights. The Class B common stock is convertible into Class A common stock on a share-for-share basis. All of the Class B common stock is controlled by Marshall W. Pagon, our Chief Executive Officer, and our certificate of incorporation limits transfers of Class B common stock to Mr. Pagon and his family members and controlled entities. The Class A and Class B classes vote together as if they were a single class on nearly all matters, including the election of directors and fundamental events that require stockholder approval. See the next risk factor for some of the limited exceptions to this rule. Because of this voting difference, Mr. Pagon controls the outcome of nearly all matters on which the stockholders vote. Mr. Pagon currently has approximately 63.0% of the votes. One consequence of Mr. Pagon’s voting control is that no one can acquire us or gain control of us without his approval.

A single shareholder other than Mr. Pagon has accumulated a significant amount of our Class A common stock and may therefore be able to determine the vote on any matter that requires approval of the holders of Class A common stock voting as a separate class.

     In statements filed with the SEC, Peninsula Capital Advisors, LLC and Peninsula Investment Partners, L.P. (together, “Peninsula”) reported that they had acquired beneficial ownership of 6,880,500 shares of our Class A common stock. They may therefore be in a position to determine the outcome of any vote requiring the approval of the Class A common stockholders regardless of the wishes of other Class A common stockholders. Under our certificate of incorporation, some but not all matters that require stockholder approval require the approval of the holders of Class A common stock voting as a separate class. Although a class vote is not required for a merger, consolidation, sale of assets, or tender offer, there are a number of matters affecting our common stock that do require a class vote. They include (i) the issuance of additional shares of Class B common stock (except in instances in which parallel action is being taken on the Class A common stock such as with stock dividends, stock splits, etc.), (ii) any decrease in the voting rights per share of the Class A common stock or any increase in the voting rights of the Class B common stock, (iii) any increase in the number of shares of Class A common stock into which shares of Class B common stock are convertible, (iv) any relaxation on the restrictions on transfer of the Class B common stock, and (v) any changes in the powers, preferences, or special rights of the Class A common stock or the Class B common stock which may adversely affect holders of the Class A common stock.

Back to Contents

We have significant accumulated dividends on our Series C convertible preferred stock that are in arrears. This limits our ability to pay dividends on our common stock.

     As permitted by the certificate of designation for our Series C convertible preferred stock, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C convertible preferred stock. Since January 31, 2002, our board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of our Class A common stock. The total amount of dividends in arrears on Series C convertible preferred stock at December 31, 2005 was $48.4 million. In addition, the dividend of $3.2 million subject to declaration on January 31, 2006 was not declared. Dividends not declared accumulate in arrears until paid. Payments of cash dividends on our common stock cannot be made until all accumulated dividends on the Series C convertible preferred stock have been paid. To the extent that dividends continue to accumulate in arrears, the book value of common stockholders’ equity will continue to erode.

Governmental investigations may adversely affect us.

     On August 11, 2004, Pegasus Communications received an investigative subpoena from the SEC to produce documents related to it and its subsidiaries’ practices in reporting the number of subscribers of its direct broadcast satellite business. While we are cooperating fully with the SEC in its investigation, we cannot predict the outcome of the SEC's investigation or when the investigation will be resolved. An adverse outcome of this investigation could have a material adverse effect on us and could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, stockholder lawsuits and increased review and scrutiny of our business by our customers, regulatory authorities, the media and others.

We may be subject to claims in connection with or following the bankruptcy proceedings involving our subsidiaries.

     Pursuant to the Plan of Reorganization, the liquidating trustee appointed under the Plan of Reorganization (the “Liquidating Trustee”) is responsible for investigating and prosecuting or settling any claims or causes of action of the Debtors existing on the date the Plan of Reorganization became effective (the “Liquidating Trust Claims”). Liquidating Trust Claims include any claims of the Debtors against Pegasus Communications Corporation and its non-Debtor subsidiaries, as well as any claims against the officers and directors of the non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement (the “Global Settlement Agreement”) entered into on July 30, 2004 by Pegasus Satellite Communications, Pegasus Communications, DIRECTV Inc., the National Rural Telecommunications Cooperative, and the creditors committee representing the unsecured creditors of the Debtors. Under the Global Settlement Agreement, the Debtors released any and all claims against the non-Debtors and the officers and directors of the Debtors and the non-Debtors arising on or prior to August 27, 2004, excluding claims, if any, arising under the Support Services Agreement. Although we do not believe that any Liquidating Trust Claims have arisen that are likely to result in any material liability to us, we may be required to incur costs in connection with the Liquidating Trustee’s investigation or assertion of any such claims and, if the Liquidating Trustee were to successfully assert any such claims, we could be subject to payment of damages in connection therewith. Further, to the extent any such claims are asserted against our officers and directors, we may incur indemnification obligations in connection therewith. Neither the Global Settlement Agreement nor the Plan of Reorganization released any claims against Pegasus Communications and its non-Debtor subsidiaries that may be held by third parties in their individual capacity and not derivatively. Although we are not aware of any such claims that are likely to result in any material liability to us, if any such claims were to be asserted against us or our officers and directors, we may be required to incur costs in connection therewith, including pursuant to indemnification obligations to our officers and directors.

Back to Contents

Wireless High Speed Internet Services:

There may be limited demand for the wireless high-speed internet services we plan to offer.

The market for wireless high speed Internet services is in the early stages of development. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, have not yet been fully determined and their further evolution is likely to affect the market for our high-speed wireless Internet services. We cannot reliably project potential demand for our wireless high-speed Internet service, particularly whether there will be sufficient demand at the volume and prices we need to be profitable. Moreover, if the customer base for our high-speed service does not expand at the rate required to support the planned deployment of our network, our business may suffer, and we may be unable to complete our planned deployment. In addition, competition to provide wireless high speed Internet services of the type we offer could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

We may not be able to effectively compete in providing wireless high-speed Internet services.

     In providing wireless high-speed Internet services, we will be competing with many well-established and well-financed competitors including cable operators, local exchange carriers, cellular/PCS operators and other wireless broadband operators. Many of these competitors have substantially greater access to capital than our company, substantially greater financial, technical, marketing, sales and distribution resources than we have and significantly more experience in providing the types of services that we offer. Many of these competitors are national or regional in nature and therefore enjoy operational scale economies that are not currently available to us. Other competitors could also emerge that could support a network similar in performance to ours, or as a result of the FCC auctions of additional spectrum in the future.

     In addition, although we are currently evaluating our ability to offer commercial grade digital telephone services using VoIP technology, IP-video based services and other emerging IP-based technologies, we are currently only able to offer our customers wireless high-speed Internet access. Many of our competitors are currently able to offer customers such voice, video and other applications in addition to high-speed Internet access, which may make the services offered by our competitors more attractive to potential customers. If we are unable to effectively compete in providing high-speed wireless services, it will adversely affect our business and results of operations.

Our success will depend on our ability to develop new products and services that keep pace with technological advances.

     The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wire line industries. Our success will depend to a substantial degree on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our wireless high-speed Internet service and new products and services that meet changing customer requirements and evolving industry standards. For example, increased data rates provided by wired data access technologies, such as digital subscriber lines, may affect customer perceptions as to the adequacy of our service and may also result in the widespread development and acceptance of applications that require a higher data transfer rate than our high-speed service provides. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose users to competing service providers, which would adversely affect our business and results of operations.

Back to Contents

Our Xanadoo(SM)wireless high-speed network utilizes leased frequency bands for which renewals of our existing leases are not guaranteed and for which the costs of acquiring leases in the future may increase.

     Although our existing 2.5 GHz leases are diversified among numerous markets and license holders, we are nonetheless buying leaseholds to licensed assets that we do not own. No assurance can be given that we will be able to renew our existing leases in perpetuity or upon favorable renewal terms. Furthermore, as noted above in Legislation and Regulation, the FCC is examining whether to establish a maximum term for EBS leases. The FCC’s resolution of that issue will affect our ability to renew our existing EBS leases and to lease additional EBS spectrum, as well as affect our ability to recover our investment in our wireless high-speed network.

Certain of our 2.5 GHz rights are subject to conditions that may not occur.

     As previously noted, our 2.5 GHz rights include rights as March 1, 2006 to EBS and BRS channels covering 3.9 million people and 189.6 million MHz Pop under asset purchase agreements or letters of intent which are subject to conditions precedent that had not yet been satisfied. There can be no assurance as to the extent that these conditions will be met.

We depend on a physical infrastructure maintained by third parties and subject to disruption by events outside our control.

The success of our wireless high speed Internet service offerings will depend upon the capacity, reliability and security of the infrastructure used to carry data between our users and the Internet. There are certain portions of our network that rely on segments owned, operated and maintained by third parties. A bandwidth carrier that provides poor service and has frequent network outages could greatly limit our ability to provide quality service to our customers. Our financial and business results may be negatively affected by leasing poorly maintained infrastructure from various third parties.

Our Xanadoo(SM) business utilizes a proprietary technology purchased from a third party, and could be subject to increased costs or disruptions if we need to implement alternative technologies.

     Our Xanadoo(SM) service currently uses technology proprietary to a single vendor. This vendor is a small company with venture capital backing. Our ability to successfully deliver our Xanadoo service will in part be affected by the vendor’s ability to keep pace with technological advances, execute upon its operating plan, and maintain adequate access to capital. While this company has committed itself to making its technology compatible with the WiMAX global standard as soon as WiMAX certification is commercially available, there can be no assurance that this company can achieve WiMAX certification for its technology. In the event that this company does not achieve WiMAX certification and its technology remains proprietary, there is a risk that this proprietary technology may become obsolete or unavailable. In such event, our Xanadoo(SM) service could be subject to disruption and/or increased costs as we implement replacement technologies.

Back to Contents

If we are unable to negotiate leases for the installation of our equipment, the deployment of our network will be impaired.

     The majority of our current and planned tower sites are leased from professional tower management companies, cellular carriers or owners of existing structures such as municipal water towers and radio towers. We expect that this will continue to be the case as we build out our wireless high-speed network. There is competition for tower sites, and many of the best tower sites are already leased to other wireless communications companies. If we are not able to negotiate leases, or we are not able to negotiate leases on terms that are favorable or acceptable to us, the deployment of our network may be delayed, and our market coverage may be negatively affected.

700 MHz Licenses:

If we are unable to provide substantial service to an area covered by a 700 MHz License by January 1, 2015, we could lose the license.

     The terms of our 700 MHz Licenses require that we must provide substantial service to the service areas covered by the 700 MHz Licenses by January 1, 2015. If such service is not provided by the deadline, the FCC could revoke the license for a particular service area, or take other adverse regulatory action. The FCC’s rules provide for a presumption of substantial service if the licensee either leases a predominant amount of the licensed spectrum in at least 50.1% of the geographic area covered by the license or provides coverage to at least 50.1% of the service area’s population. We cannot assure that we will be able to provide substantial service according to the FCC’s requirements.

Pending and future FCC rule-makings may directly or indirectly affect the commercial development of the 700 MHz frequency band.

     The 700 MHz frequency band is regulated by the FCC, and the regulations governing this band are subject to change. The FCC has recently issued a Notice of Proposed Rulemaking (“NPRM”) that seeks comment on proposals to facilitate the provision of broadband communications within the 700 MHz frequency band allocated to public safety that is adjacent to our 700 MHz Licenses. Changes in the regulations governing the 700 MHz public safety spectrum that may result from this NPRM may affect the use of our 700 MHz Licenses. In addition, the FCC has indicated that it is likely to issue one or more additional NPRM’s seeking comment on other aspects of the 700 MHz frequency band in 2006 or 2007. Such NPRM’s, if issued, may affect both the regulations governing and the commercial development of the 700 MHz frequency band, including our 700 MHz Licenses. We can provide no assurance that current and future NPRM’s will not adversely affect the commercial development of our 700 MHz Licenses.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     Not applicable.

Back to Contents

ITEM 2.  PROPERTIES

Wireless High Speed Internet Services

     In connection with our wireless high speed internet service business, we currently lease space on existing telecommunications towers and other structures throughout Texas for operation of our network antenna equipment. As of December 31, 2005, we had 82 such site leases in effect, generally with terms ranging from three to five years not including extensions related to the exercise of renewal options. As of December 31, 2005, we also leased space on 25 real property parcels in Texas on which we have erected our own telecommunications towers. Each of these land leases has an initial term of five years with two five-year renewal options. As of December 31, 2005, the site and land leases enabled us to serve a total of 64 communities throughout Texas.

     In addition, we lease approximately 7,200 square feet of office and warehouse space in Early, Texas. This facility is principally used for storage of our tower and customer premises equipment and operation of a sales and service office. The initial term of this lease expires in October 2009, with one five-year renewal option; however, we have an option to terminate this lease prior to its expiration. The property is encumbered by a Vendor’s Lien and Deed of Trust held by a bank. Pursuant to the terms of a Subordination, Non-Disturbance and Attornment Agreement, dated as of September 30, 2004, the bank has agreed not to interfere with our occupancy of the space during the lease term and any renewals so long as we are not in default beyond any notice and cure periods set forth in the lease. We have agreed to attorn to the bank in the event it succeeds to the lessor’s interest in the lease. Further, the bank has specifically acknowledged that (i) its lien does not encumber any of our personal property located at the premises and (ii) we may encumber our personal property and interest in the lease to a leasehold mortgage or other security interests.

     We co-locate our network operations center equipment at Broadwing Communications’ secure facility in Austin, Texas under a month-to-month arrangement.

     In November 2005, we entered into a three year lease for 1,440 square feet of retail space in Lubbock, Texas, which will expire in January 2009.This store will operate primarily as a sales-only location in the Lubbock market for our Xanadoo(SM) branded service, providing in-store product demonstrations, full product and sales support, direct fulfillment of modem purchases and light subscriber support services. This store will also serve as our primary administrative offices for our Lubbock market sales and network support personnel.

Corporate

     One of our direct subsidiaries, Pegasus Real Estate Company (“Pegasus Real Estate”), owns the building in which our corporate headquarters are located in Bala Cynwyd, Pennsylvania. We also lease space in this building to third party tenants. The building contains approximately 79,000 square feet and is encumbered by a mortgage having an outstanding balance of $8.1 million at December 31, 2005 and a maturity date of February 25, 2010 (see Note 6 to the Consolidated Financial Statements contained in Item 8).

Back to Contents

ITEM 3.   LEGAL PROCEEDINGS

Patent Infringement Litigation

     On December 4, 2000, Pegasus Development and Personalized Media filed a patent infringement lawsuit in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation (“Hughes”), Thomson Consumer Electronics (“Thomson”), and Philips Electronics North America Corporation (“Philips”). Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants’ alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media’s portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development’s exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of DIRECTV, Inc.

     In this litigation, Pegasus Development and Personalized Media assert infringement of claims from the following patents: U.S. Patent Nos. 4,694,490 (“the ’490 patent”); 4,965,825 (“the ’825 patent”); 5,109,414 (“the ’414 patent”); 5,233,654 (“the ’654 patent”); 5,335,277 (“the ’277 patent”); and 5,887,243 (“the ’243 patent”). Each of these six patents issued from a line of seven applications claiming priority back to November 3, 1981.

     In March 2003, a hearing was held before a special master appointed by the Delaware district court to recommend constructions of disputed terms in the patent claims in suit. On March 24, 2003, the special master issued his report, recommending claim constructions largely favorable to the plaintiffs. The report of the special master is subject to review by the district judge.

     In April through December 2003, the United States Patent and Trademark Office granted petitions filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants’ motion pending a disposition of the United States Patent and Trademark Office’s reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. In April 2005, an examiner in the United States Patent and Trademark Office issued office actions for two of the patents under reexamination, finding that most of the claims of the ’490 patent and all of the claims of U.S. Patent No. 4,704,725 (the ‘725 patent”, which is not asserted in the Delaware litigation) are not patentable. In May through July 2005, an examiner in the United States Patent and Trademark Office issued office actions for the ’243, ’277, ’654 and ’825 patents, finding that the majority of claims in each of the patents are not patentable. In December 2005, an examiner in the United States Patent and Trademark Office issued an office action for the ‘414 patent, finding that the majority of the claims in that patent are not patentable. Personalized Media responded to the office actions for the ’490 and ‘725 patents, and the United States Patent and Trademark Office thereafter issued final office actions, to which Personalized Media responded and has appealed. Personalized Media responded to the office action for the '654 patent, and the United States Patent and Trademark Office thereafter issued a final office action, to which Personalized Media is expected to respond in April 2006. For the other, non-final, office actions, Personalized Media has filed responses with the patent examiner. For all of the patents, Personalized Media is entitled to appeal any final adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

Back to Contents

     Separately, in 2002, Personalized Media asserted many of the same patent claims against Scientific-Atlanta, Inc. in federal district court in Atlanta, Georgia. Pegasus Development is not a party to that suit. On March 1, 2005, the special master in that case issued a claim construction report and recommendation, largely favorable to Personalized Media, which was then substantially adopted by the district court. Fact discovery in that matter is substantially complete. Following a hearing in July 2005, the district court sought positions from the parties whether some or all further proceedings should be stayed pending some developments in the reexaminations discussed above. After allowing some discovery to go forward, the court subsequently stayed proceedings, pending further resolution of the reexamination of the patents in suit. Should the court issue rulings on the merits of Personalized Media’s case in Georgia, those rulings are not binding as a matter of law upon those persons not parties to this Georgia litigation (including Pegasus Development). Nonetheless, the Delaware court may be impacted by the Georgia rulings for guidance on common issues of fact or law, especially if the Atlanta litigation has been heard and ruled upon the by U.S. Court of Appeals for the Federal Circuit.

Securities Litigation

     On May 26, 2005, AIG Global Investments Corp., AIG SunAmerica Asset Management Corp., and the Variable Annuity Life Insurance Company (collectively, the “AIG Plaintiffs”), all of which are members of American International Group, Inc., sued Pegasus Communications, its Chief Executive Officer, and its then Chief Financial Officer in the Eastern District of Pennsylvania alleging violations of federal and state securities fraud laws, common law fraud and related claims (the “AIG Litigation”). The AIG Plaintiffs’ claims are based upon the allegation that certain public statements made by Pegasus Communications during the period from July 2002 to May 2004 concerning its subsidiary, Pegasus Satellite, were materially false and misleading because such statements failed to disclose that Pegasus Satellite’s exclusive rights to distribute DIRECTV satellite television programming services within certain defined territories could be terminated prematurely without cause and without the consent of Pegasus Satellite as early as 2004. The AIG Plaintiffs claim that they relied on these statements to purchase more than $50 million of securities of Pegasus Communications and Pegasus Satellite from July 2002 until May 2004, which have since decreased in value, allegedly causing damages to the AIG Plaintiffs of greater than $20 million.

     On November 8, 2005, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of federal securities fraud laws. The lawsuit names as defendants Pegasus Communications, its Chief Executive Officer, and two former Chief Financial Officers. The class action plaintiff’s claims are based on the allegation that certain public statements made by Pegasus Communications during the period from November 2000 to March 2004 were false and misleading for substantially the same reasons set forth by the AIG Plaintiffs. The class action lawsuit seeks class certification, damages together with interest thereon, and costs and expenses of the litigation. No dollar amount is set forth in the complaint for any alleged damages.

     We believe that the allegations under the two cases described above are without merit and intend to vigorously defend against them. In addition, Pegasus Communications maintains directors’ and officers’ liability insurance that we believe will cover any adverse judgment and all costs associated with these lawsuits beyond a $1 million deductible. In December 2005, the judge in the AIG Litigation denied our motion to dismiss without prejudice. As a result management estimates that any resolution to the AIG Litigation and the class action suit would result in amounts in excess of our insurance deductible. As such, we accrued $757 thousand as of December 31, 2005 which represents amounts in excess of costs incurred through December 31, 2005 which would be applied to the deductible. It is possible that other parties may bring actions relating to claims similar to those asserted by the AIG Plaintiffs and the plaintiff in the class action suit.

Back to Contents

Other Legal Matters

     Pursuant to the Plan of Reorganization, the Liquidating Trustee will be responsible for investigating and prosecuting or settling any Liquidating Trust Claims, which include any claims of the Debtors against Pegasus Communications and its non-Debtor subsidiaries, as well as any claims against the officers and directors of the non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement. Pursuant to the Global Settlement Agreement, in consideration for the releases provided by Pegasus Communications Corporation and its non-Debtor subsidiaries, the Debtors released all claims that they may have had against the non-Debtors and the officers and directors of the Debtors and the non-Debtors that may have arisen on or prior to August 27, 2004, excluding claims under the Support Services Agreement. We do not believe that any such Liquidating Trust Claims have arisen against Pegasus Communications and its non-Debtor subsidiaries that are likely to result in any material liability to us.

     Neither the Global Settlement Agreement nor the Plan of Reorganization released any claims against Pegasus Communications and its non-Debtor subsidiaries and the officers and directors of the non-Debtors and the Debtors that may be held by third parties in their individual capacity and not derivatively. We are not aware of any such claims that are likely to result in any material liability to us.

     Although we do not believe that any Liquidating Trust Claims have arisen that are likely to result in any material liability to us, we may be required to incur costs in connection with the Liquidating Trustee’s investigation or assertion of any such claims and, if the Liquidating Trustee were to successfully assert any such claims, we could be subject to payment of damages in connection therewith. Further, to the extent any such claims are asserted against our officers and directors, we may incur indemnification obligations in connection therewith.

     On August 11, 2004, Pegasus Communications and its subsidiaries received an investigative subpoena from the SEC to produce documents related to it and its subsidiaries’ practices in reporting the number of subscribers of its direct broadcast satellite business. While we are cooperating fully with the SEC in its investigation, we cannot predict the outcome of the SEC's investigation or when the investigation will be resolved.

     In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during 2005.

Back to Contents

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

     Beginning December 20, 2005, Pegasus Communications’ Class A common stock is listed on the Archipelago Exchange under the symbol “XAN”. From May 20, 2005 to December 19, 2005, our Class A common stock traded on the Pink Sheets under the symbol “PGTV.PK”. Prior to May 20, 2005, our Class A common stock was listed on the Nasdaq National Market under the symbol “PGTV.” The sale prices of the Class A common stock reflect interdealer quotations, do not include retail markups, markdowns, or commission, and do not necessarily represent actual transactions. The stock prices listed below represent the high and low sale prices of the Class A common stock, as reported on the Archipelago Exchange, the Pink Sheets, or the Nasdaq National Market, as applicable.

	Price Range of Class A Common Stock

	High(1)	Low(1)

Year Ended December 31, 2004:
First Quarter	$25.500	$12.940
Second Quarter	20.915	5.185
Third Quarter	13.380	7.200
Fourth Quarter	9.880	7.000

Year Ended December 31, 2005:
First Quarter	$16.08	$9.00
Second Quarter	13.44	2.70
Third Quarter	4.20	3.25
Fourth Quarter	5.58	2.00

     (1) The prices for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have been adjusted to reflect a two-for-one split of our Class A common stock, which was effected in the form of a stock dividend for holders of record on August 19, 2004 and was distributed on August 26, 2004.

     The closing sale price of the Class A common stock was $3.95 on December 31, 2005. As of March 31, 2006, there were approximately 228 stockholders of record, and an additional 256 stockholders of record with respect to certificates representing holdings prior to our 1 for 10 stock split that occurred in 2002.

Dividend Policy

     Common Stock. Pegasus Communications has not paid any cash dividends on its common stock since its inception. Payments of cash dividends on the common stock cannot be made until all accumulated dividends on Pegasus Communications’ 6-1/2% Series C (“Series C”) convertible preferred stock have been paid. In addition, the definitive RUS loan documents have covenants restricting our ability to access excess cash flows of Pegasus Rural Broadband. Pegasus Communications does not anticipate paying cash dividends on its common stock in the foreseeable future. The policy of Pegasus Communications is to retain cash for operations and expansion.

Back to Contents

Preferred Stock. At the date of this report, the Series C is Pegasus Communications’ only series of preferred stock outstanding. Pegasus Communications is permitted to pay dividends on the Series C by issuing shares of its Class A common stock instead of paying cash.

     At December 31, 2005, Pegasus Communications had 1,991,147 shares of Series C outstanding, with a liquidation preference of $247.5 million, including accumulated and unpaid dividends in arrears of $48.4 million. The dividend of $3.2 million subject to declaration on January 31, 2006 was not declared. As permitted by the certificate of designation for the Series C, Pegasus Communications’ board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the Series C, which was paid with shares of Pegasus Communications’ Class A common stock. Dividends not declared accumulate in arrears until paid.

Calculation of Aggregate Market Value of Non-affiliate Shares

     For the purposes of calculating the aggregate market value of the shares of Class A Common stock held by non-affiliates as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by directors, including Marshall W. Pagon, Pegasus Communications’ Chief Executive Officer and Chairman, and shares held by Peninsula Capital Advisors, LLC, a significant holder of our Class A common stock. The assumptions made in this calculation should not be deemed to constitute an admission that all directors of Pegasus Communications or that Peninsula Capital Advisors, LLC are, in fact, affiliates of Pegasus Communications, or that there are not other persons or entities who may be deemed to be affiliates of Pegasus Communications.

Recent Sales of Unregistered Securities

     Between September 16, 2005 and December 31, 2005, we issued 76,514 shares of our Class A common stock to Gateway Access Solutions, LLC (“Gateway”) as partial consideration for the acquisition of Gateway’s rights to lease certain Educational Broadcast Services channels in the 2.5 GHz spectrum. 61,212 of these shares are held in escrow by us pursuant to our repurchase right, as discussed more fully in Item 8 – Consolidated Financial Statements, Note 4. We have claimed exemption for registration of the securities issued to Gateway under Section 4(2) of the Securities Act of 1933. There were no other issuances of unregistered securities during the fourth quarter of 2005.

     All other sales for the period covered by this report, to the extent there have been any sales, have been previously reported by Pegasus Communications in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	2005	2004	2003	2002	2001

Net revenues (1)	$859	$235	$—	$—	$—
Loss from continuing operations (1)	(27,719)	(52,629)	(43,802)	(32,683)	(2,714)
(Loss) income from continuing operations applicable to common shares (1) (2)	(40,633)	(59,837)	(56,658)	24,528	(34,535)
Basic (loss) income from continuing operations per common share (1) (2)	(3.12)	(4.86)	(4.96)	2.05	(3.07)
Total assets	188,172	219,401	2,034,746	2,102,518	2,372,561
Total long term debt (including current portion of long-term debt, and long-term debt of discontinued operations)	8,115	8,288	1,388,228	1,289,082	1,338,651
Redeemable preferred stocks (3)	—	—	125,639	119,926	212,610

(1)	Net revenues and (loss) income from operations presented above differed from amounts reported in our Form 10-K for the year ended December 31, 2004 primarily due to the classification of all of Pegasus Satellite Communications’ operations and interest expense through its June 2, 2004 deconsolidation, except for allocations of general corporate overhead of Pegasus Management, as discontinued. Dividends on preferred stock of subsidiary, related to Pegasus Satellite’s Series A mandatory redeemable preferred stock, have also been classified as discontinued. See Note 12 – Discontinued Operations to our Consolidated Financial Statements included within Item 8. To a lesser extent, both of these captions were also impacted by the reclassification of rental revenue as a non-operating item.
(2)	For purposes of computing per common share amounts, includes certain preferred stock related adjustments, such as accumulated, accrued and deemed preferred stock and redeemable preferred stock dividends, accretion, and gains on redemption of preferred stock, as applicable. In 2002, diluted loss from continuing operations per common share was $(3.63), reflecting the effect of dilutive stock options and dilutive convertible preferred stock. Basic and diluted loss from continuing operations per common share for each of the other years were the same since all potential common shares were antidilutive due to our loss from continuing operations applicable to common shares and were therefore excluded from the computation.
(3)	For 2003, includes liquidation preference value of the 12-3/4% series preferred stock of $85.5 million reported as a liability, plus accrued and unpaid dividends of $23.4 million associated with this series reported as noncurrent accrued interest, on the consolidated balance sheet.

     No cash dividends were declared on common stock in any year presented in the table.

     The reductions in total assets, long-term debt and redeemable preferred stock from 2003 to 2004 were primarily due to the Chapter 11 bankruptcy filing of the Debtors and the deconsolidation of Pegasus Satellite Communications on June 2, 2004. See discussion in Item 1 and Note 2 to the Consolidated Financial Statements.

Back to Contents

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included herein beginning on page F-1.

General

     Our business and assets are concentrated in three areas: (i) the provision of wireless high-speed Internet services to consumers and businesses; (ii) the development of 700 MHz wireless frequencies acquired at auction from the Federal Communications Commission in 2000 and 2001 (our “700 MHz Licenses”); and (iii) the realization of value from intellectual property rights licensed to us in 2000 (our “Personalized Media License”) whose claims cover the provision of certain satellite-delivered interactive media services.

Use of Estimates and Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make certain estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities. Actual results could differ from those estimates. Significant estimates and accounting policies relate to: useful lives and recoverability of our long lived assets, including intangible assets consisting of licenses and intellectual property rights; valuation allowances associated with deferred income tax assets, and valuation of stock-based compensation. The following items, discussed in Liquidity and Capital Resources, are also important in understanding our financial position: concentration of our cash equivalents and short-term investments in an investment portfolio; preferred stock dividend arrearages and common stock dividend restrictions; and sufficiency of our capital resources and liquidity to meet our contractual obligations for at least the next twelve months.

     Useful Lives and Recoverability of Long-Lived Assets. We make significant estimates relating to the useful lives, fair values and recoverability of our long-lived assets, the largest of which are our 700 MHz Licenses (with a net carrying value of $60.9 million at December 31, 2005) and our Personalized Media License (with a net carrying value of $67.4 million at December 31, 2005). These two groups of intangible assets constitute over 68% of our total assets at December 31, 2005. We amortize our 700 MHz Licenses over their initial term of approximately 14 years ending January 1, 2015, and amortize the Personalized Media License over approximately a 15-year period from January 13, 2000 until December 31, 2014, based on our estimate of the life of the technology underlying the patent portfolio and the patent applications.

     In assessing the fair value and recoverability of our 700 MHz and Personalized Media licenses, we must make assumptions regarding estimated future cash flows, which typically are based on our estimates and judgments of expected future results. Significant changes in estimated cash flows could significantly affect our estimate of the fair value of these licenses. Examples of circumstances which could affect our assumptions regarding estimated cash flows for our 700 MHz Licenses include: a) unexpected costs incurred to meet our obligations as a 700 MHz License holder; b) FCC rulemakings or regulations that could affect our ability to utilize our licenses; and c) delay in initiating use of our 700 MHz Licenses, including delays due to the need to protect incumbent television operators from interference until they abandon the spectrum upon their conversion to digital operations (see Item 1– Risk Factors). The value of our Personalized Media License could be affected by significant ongoing patent infringement litigation and United States Patent and Trademark Office re-examination proceedings, the outcomes of which we are presently unable to predict (see Item 3– Patent Infringement Litigation and Note 17 to the Consolidated Financial Statements).

Back to Contents

     Long-lived assets that are depreciable or amortizable are reviewed for impairment whenever events or circumstances suggest the carrying amounts may not be recoverable. Our long-lived assets that are depreciable or amortizable consist of the 700 MHz Licenses, the Personalized Media License, 2.5 GHz licensed spectrum intangibles, and property and equipment. Long-lived assets that are not depreciable or amortizable are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our sole long-lived asset at December 31, 2005 that was not depreciable or amortizable was a broadcast license with a carrying value of $251 thousand.

     Valuation Allowance for Deferred Income Tax Assets. We measure deferred income taxes using enacted tax rates and laws that are currently in effect for the periods the underlying assets or liabilities are expected to settle. We record a valuation allowance against our deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized, and record a corresponding charge to income tax expense. Historically, we have applied a full valuation allowance against the deferred income tax assets balances that exist because our past operating losses have not provided us with sufficient evidence that we will realize the benefits of the tax assets. Our ability to record lesser amounts or no amount for a valuation allowance for deferred income tax assets will depend on our ability to generate taxable income in the future. The balance in the valuation allowance for deferred tax assets was approximately $173 million and $320 million at December 31, 2005 and 2004, respectively.

     At December 31, 2005, we had both ordinary net operating loss carryforwards for income tax purposes that expire beginning 2012 through 2025, and capital loss carryforwards for income tax purposes that expire in 2010 and arose from a deduction for the worthlessness of our stock in Pegasus Satellite. We have taken a full valuation allowance against any tax benefit derived from this worthless stock deduction. Our ability to use loss carryforwards may be subject to substantial limitation in future periods under certain provisions of the Internal Revenue Code, including but not limited to Section 382 which applies to corporations that undergo an “ownership change”. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a more than 50% change in ownership of a company (such change refers to a shift in value). We believe that we may have undergone one or more ownership changes in periods prior to 2005. See Note 11 to our Consolidated Financial Statements.

     Valuation of Stock Based Compensation. We have a history of using stock-based plans to compensate our employees. We adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123R”) effective as of July 1, 2005 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted option awards, all new subsequent awards, and all subsequent modifications of previous granted awards will be recognized on or after the date of adoption. We estimate the fair value of options using a Black-Scholes option pricing model. Such fair values could be impacted by changes in our weighted average assumptions for the risk free interest rate, dividend yield, volatility factor, and average expected life. Both before and after our adoption of FAS 123R, compensation expense with respect to restricted stock and 401K matching contributions is the fair value of the stock at the date of award since the recipient does not pay anything to receive the stock, and is recognized ratably over the period that the underlying award vests.

Back to Contents

Results of Operations

Comparison of continuing operations – 2005 vs. 2004

     Revenues from our wireless high-speed Internet services in 2005 were $0.9 million, up $0.6 million from the prior year due to the addition of new subscribers.

     Operating expenses for our wireless high-speed Internet services in 2005 were $7.7 million, an increase of $3.9 million from the prior year, primarily reflecting costs of serving a larger number of markets and expanding the business into new markets and 2.5 GHz services. The $3.9 million increase over 2004 includes an increase in direct operating expense of $0.5 million related to increases in bandwidth and tower lease expenses; an increase in advertising and selling of $1.3 million related to the launch of a number of markets; an increase in general and administrative expense of $1.6 million related to an increase in employees required to support the business, and an increase in depreciation and amortization of $0.6 million related to an increase in the amount of fixed assets being depreciated.

     Corporate and development expenses in 2005 were $4.6 million, a decrease of $5.9 million, or 56%, from the prior year, primarily due to: (1) a non-recurring charge of $2.3 million in 2004 relating to the October 28, 2004 termination of a split dollar insurance agreement with Marshall W. Pagon and an insurance trust established by him (see Note 18 to the Consolidated Financial Statements); (2) a $1.9 million reduction in development department salary and overhead expenses due primarily to the cessation of Ka band development activities in the second half of 2004; (3) a $1.0 reduction in salary-related costs resulting from employee terminations; and (4) an additional $0.5 million allocated to the Debtors under the Support Services Agreement in 2005 compared with 2004.

     Other operating expenses in 2005 were $3.1 million, a decrease of $20.2 million, or 87%, from the prior year. This decrease was primarily due to : (1) $7.3 million non-recurring impairments and write-offs in 2004 related to acquisition and development costs for certain Ka band satellite licenses and other strategic initiatives; (2) a reduction of $10.3 million for compensation-related charges consisting of incentive compensation, stock awards and severance; (3) $2.4 million lower professional fees related to Pegasus Satellite’s bankruptcy proceedings; and (4) a $1.4 million settlement in 2004 related to advisory services surrounding the sale of Pegasus Satellite’s direct broadcast satellite business, all partially offset by (5) $0.5 million of stock based compensation expense in 2005 recognized pursuant to FAS 123R which we adopted July 1, 2005; and (6) expense of $1.0 million in 2005 related to securities litigation.

     In the twelve months ended December 31, 2005, we recorded decreases of $147.1 million to the valuation allowance recorded against the net deferred income tax asset balance at December 31, 2005. The decreases to the valuation allowance were income tax benefits that offset income tax charges resulting from the de-recognition of our negative investment in Pegasus Satellite Communications. The net deferred income tax asset balance at December 31, 2005 was $172.9 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at December 31, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual items. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the twelve months ended December 31, 2005 to virtually zero. Pegasus Communications deconsolidated from the Debtors for income tax purposes effective January 1, 2004 pursuant to an agreement with the Debtors, approved by the Bankruptcy Court on May 5, 2005, to cease filing tax returns on a consolidated basis as of January 1, 2004 and to allocate between the Debtors and the non-Debtors certain historic tax attributes arising in periods preceding the deconsolidation. This agreement also provided that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date on which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date.

Back to Contents

Comparison of continuing operations – 2004 vs. 2003

     We reported $0.2 million in net revenues in 2004 from our wireless high-speed Internet business, which began commercial operations in 2004.

     Operating expenses for our wireless high-speed Internet services in 2004 were $3.8 million. This business began commercial operations in January 2004, and did not incur any operating expenses in 2003. Prior year expenses of $631 thousand related to early stage exploration of broadband opportunities were included in corporate and development expense.

     Corporate and development expenses in 2004 were $10.6 million, a decrease of $6.1 million, or 37%, from the prior year, primarily due to an allocation of corporate expenses to the Debtors from June 2, 2004 until December 31, 2004 under the Support Services Agreement. The allocation of corporate expenses attributable to the Debtors from June 2, 2004 until December 31, 2004 totaled $5.2 million as a result of the services we provided.

     Other operating expenses in 2004 were $23.3 million, an increase of $11.2 million, or 93%, from the prior year. This increase was primarily due to (1) $3.3 million of expenses in the second quarter of 2004 related principally to certain previously capitalized direct and incremental costs of acquiring our Ka band satellite licenses, and early stage satellite construction costs related to these licenses; (2) the establishment in the second quarter of 2004 of a $3.0 million allowance against the performance bond posted for our 87° west longitude orbital location; (3) $3.6 million of professional fees related to Pegasus Satellite’s bankruptcy proceedings, $1.9 million of which was incurred in the second quarter of 2004 prior to the Filing Date and the deconsolidation of Pegasus Satellite; (4) $1.8 million of non-Debtor allocated retention and severance expenses, primarily related to Pegasus Satellite’s bankruptcy proceedings; (5) $864 thousand of expenses in the second quarter of 2004 related to certain previously capitalized direct and incremental costs related to certain strategic initiatives; (6) $535 thousand of direct and incremental expenses in the second quarter of 2004 related to the cancellation of a proposed tender offer for certain senior debt securities; and (7) a $1.4 million settlement related to advisory services surrounding the sale of Pegasus Satellite’s direct broadcast satellite business. These increases were partially offset by legal fees associated with patent infringement litigation that decreased $4.0 million to $22 thousand in the twelve months ended December 31, 2004 compared to the same period of 2003.

     In the twelve months ended December 31, 2004, we recorded increases of $233.9 million to the valuation allowance recorded against the net deferred income tax asset balance at December 31, 2004. The increases to the valuation allowance were charges to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at December 31, 2004 was $320.0 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at December 31, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the twelve months ended December 31, 2004 to virtually zero. Pegasus Communications and the Debtors have entered into an agreement, approved by the Bankruptcy Court on May 5, 2005, to cease filing tax returns on a consolidated basis as of January 1, 2004 and to allocate between the Debtors and the non-Debtors certain historic tax attributes arising in periods preceding the deconsolidation. This agreement also provides that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date on which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date. Pegasus Communications deconsolidated from the Debtors for income tax purposes effective January 1, 2004, and accordingly, our financial statements no longer reflect tax assets and liabilities of the Debtors as of January 1, 2004, but instead reflect the excess of tax basis over book basis for our investment in the Debtors.

Back to Contents

Discontinued Operations

     As discussed in Notes 2 and 12 to the Consolidated Financial Statements, when our former Debtor subsidiaries filed for Chapter 11 bankruptcy protection on June 2, 2004, their operations became subject to the jurisdiction of the U.S. Bankruptcy Court and our access to the cash flows of Pegasus Satellite Communications became restricted. Consequently, the financial results of Pegasus Satellite Communications were included in our consolidated results only through June 2, 2004, at which point Pegasus Satellite Communications was deconsolidated from our balance sheet, our negative investment in Pegasus Satellite of approximately $413 million was presented using the cost method, and we no longer consolidated or recorded earnings or losses from Pegasus Satellite Communications’ operations that occurred after June 2, 2004.

     All of Pegasus Satellite Communications’ operations and interest expense through its June 2, 2004 deconsolidation, except for allocations of our general corporate overhead, are classified as discontinued in our consolidated statements of operations. Dividends on preferred stock of subsidiary of approximately $7.0 million for the year ended December 31, 2003, related to Pegasus Satellite’s Series A mandatory redeemable preferred stock, are also classified as discontinued in our consolidated statements of operations, as well as a $2.1 million loss for the year ended December 31, 2004 from the cumulative effect of consolidating variable interest entities. These classifications resulted from the combination of: a) the Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors’ assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 not to pursue an acquisition of the broadcast assets of the Debtors. Aggregate revenues and pretax income (loss) from discontinued operations included in our consolidated statements of operations were as follows:

(in thousands)	Year Ended December 31,

	2005	2004	2003

Revenues	$—	$348,894	$863,460
Pretax income (loss)	413,125	(493,881)	(110,342)

     When the Debtors’ Plan of Reorganization became effective on May 5, 2005 (see Note 17 - Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code), we reversed our $413 million negative investment in Pegasus Satellite and recognized income of $413 million in our Consolidated Statement of Operations within discontinued operations since the cumulative losses giving rise to the negative investment had previously been classified as discontinued operations.

     The significant increase in the 2004 pre-tax loss compared with 2003 primarily was due to an approximate $430 million impairment charge recorded for direct broadcast satellite rights and other direct broadcast satellite assets. The NRTC’s termination of Pegasus Satellite Communications’ DIRECTV distribution rights on June 2, 2004 triggered an evaluation of these intangible assets for impairment, and Pegasus Satellite Communications determined that the carrying amount of the asset group exceeded the asset group’s estimated, probability-weighted, undiscounted cash flows as of June 2, 2004. Accordingly, Pegasus Satellite Communications recorded the impairment charge prior to its deconsolidation from Pegasus Communications Corporation. The impairment charge was partially offset by the absence of post-deconsolidation interest expense for Pegasus Satellite Communications in 2004. Pegasus Satellite Communications’ interest expense for the year-to-date period ended June 2, 2004 was approximately $77 million, compared with approximately $168 million for the year ended December 31, 2003.

Back to Contents

     In 2003, Pegasus Satellite Communications’ broadcast television business sold three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and Pegasus Satellite Communications recognized a net gain on the sales of $10.3 million. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in our statements of operations. Also included in discontinued operations for 2003 are $670 thousand of impairment charges associated with programming rights of Pegasus Satellite Communications’ broadcast television operations. The fair values of the affected programming rights and the impairments and amount of the losses were based upon the present value of the expected cash flows associated with the related programming agreements that provide the rights.

Liquidity and Capital Resources

     The following discussion of liquidity and capital resources focuses on our Consolidated Statements of Cash Flows. Consequently, the amounts shown for the twelve months ended December 31, 2004 include activity for Pegasus Satellite Communications only through June 2, 2004, and reflect a reduction due to the deconsolidation of $22.5 million in cash for Pegasus Satellite Communications as of June 2, 2004. Additionally, amounts related to discontinued operations have not been separately classified in any of the periods presented. We had cash and cash equivalents on hand of $29.5 million, $29.2 million and $35.8 million at December 31, 2005, 2004 and 2003, respectively.

     Net cash used for operating activities was $12.2 million and $11.2 million for 2005 and 2004, respectively, compared to net cash provided by operating activities of $22.6 million for 2003. The principal reasons for the change between 2005 and 2004 were: a) a reduction of approximately $81 million in operating cash flow provided by the direct broadcast satellite business; b) a reduction of approximately $2 million in operating cash flow provided by the broadcast television business; and c) an approximate $2 million increase in operating cash used by our wireless high speed Internet business as it grows; all partially offset by d) a reduction of approximately $54 million in cash interest paid; e) a reduction of approximately $8 million in payments for reorganization-related costs and legal costs associated with DIRECTV litigation, f) a reduction of approximately $6 million in net corporate and development expenses due to a non-recurring payment in 2004 relating to termination of the split dollar insurance policy for Marshall W. Pagon, the cessation of Ka band activities in the second half of 2004, and the effect of employee terminations; g) net cash of $3.0 million used in 2004 to collateralize a performance bond posted with the FCC for our Ka band satellite license at the 87° west longitude orbital location, that was subsequently expensed; h) a reduction of approximately $5 million for incentive compensation and severance; and i) a reduction of approximately $8 million in cash used for other working capital purposes. The principal reasons for the change between 2004 and 2003 were: a) a reduction of approximately $102 million in operating cash flow provided by the direct broadcast satellite business; b) the payment in 2004 of $3.6 million for reorganization items associated with the Chapter 11 bankruptcy filing; c) net cash of $3.0 million used in 2004 to collateralize a performance bond posted with the FCC for our Ka band satellite license at the 87° west longitude orbital location, that was subsequently expensed; and d) negative operating cash flow of approximately $3 million in 2004 from our wireless broadband business, which began operations in 2004; partially offset by e) a reduction of approximately $65 million in cash interest paid in 2004; f) a reduction of approximately $8 million in 2004 for costs related to DIRECTV litigation and Personalized Media patent infringement litigation, and g) a reduction of approximately $6 million in net corporate and development expenses paid due to reimbursements by the Debtors under the Support Services Agreement. The significant reductions to operating cashflow provided by the direct satellite business and cash interest payments are a direct result of the Debtors’ Chapter 11 Bankruptcy filing on June 2, 2004, and the subsequent deconsolidation of the operating results for Pegasus Satellite Communications.

Back to Contents

     Net cash provided by investing activities was $12.6 million and $11.9 million in 2005 and 2004, respectively, compared with net cash used of $37.2 million in 2003. The investing activity for 2005 primarily reflects cash provided from net sales of short-term investments of $18.2 million, partially offset by capital expenditures of $4.2 million as we expand our 2.5 GHz markets, and acquisition of Educational Broadcast Services leases of $1.2 million. The investing activities for 2004 primarily reflected cash provided from net sales of short-term investments of $23.4 million, partially offset by: a) $4.4 million used for direct broadcast satellite receiver equipment recorded as capital assets; b) $4.3 million used for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida; and c) other capital expenditures of $3.0 million. The investing activities for 2003 primarily reflect: a) cash used for net purchases of short-term investments of $34.7 million; b) cash utilized for direct broadcast satellite receiver equipment capitalized of $21.5 million; and c) other capital expenditures of $2.8 million; partially offset by d) cash received of $21.6 million from sales of three broadcast television stations.

     Net cash used in financing activities was $0.1 million in 2005, compared with net cash provided by financing activities of $15.1 million and $2.9 million for 2004 and 2003, respectively. The primary financing activities in 2005 were not significant. The primary financing activities in the 2004 period were $18.0 million of borrowings on a Pegasus Satellite Communications’ revolving credit facility, offset by $2.2 million of debt financing costs incurred by Pegasus Satellite Communications, purchases of 157,600 shares of our Class A common stock for $1.2 million, and $750 thousand of repayments on term loan facilities. The primary financing activities in 2003 were proceeds of $395.5 million from new borrowings, partially offset by expenditures for: 1) repayments on our term loan facilities of $239.8 million; 2) redemption of all of the outstanding principal of our 12-1/2% notes due July 2005 of $67.9 million; 3) debt financing costs of $17.6 million incurred with respect to financing activities during the year; and 4) purchases of 702,120 shares of Pegasus Communications’ Class A common stock for $6.5 million. Additionally, we placed $60.1 million as collateral for a letter of credit facility that was restricted cash to us.

     We project that our capital expenditures for 2006 will be $7.0 million, including investments in property and equipment of $3.2 million, and acquisitions of 2.5 GHz spectrum rights of $3.8 million.

     The following table displays future payments pursuant to contractual obligations outstanding at December 31, 2005 (in thousands). It represents contracts and commitments with initial terms in excess of one year, and excludes accounts payable and accrued expenses incurred during the normal course of business that generally have terms of less than one year.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years

Long term debt	$8,115	$214	$462	$7,439	$—
Operating leases	1,622	341	573	257	451
Purchase commitments	783	457	265	61	—

Total	$10,520	$1,012	$1,300	$7,757	$451

     Long-term debt, representing a mortgage payable, is shown in the table based on principal amounts outstanding at December 31, 2005. Included within purchase commitments are amounts due for internet connectivity related to our broadband operations. We had no capital lease obligations at December 31, 2005.

Back to Contents

     The mortgage payable is secured by our corporate headquarters building in Bala Cynwyd, Pennsylvania, and bore interest at an annual fixed rate of 9.25% through February 25, 2005, a fixed 8% per annum from February 26, 2005 to December 12, 2005, and a fixed 7% per annum for the balance of the loan’s term. Interest is computed on the basis of a year consisting of 360 days and the actual number of days elapsed. Monthly payments of principal and interest in arrears were based on a twenty-five year loan amortization schedule through February 25, 2005 and are based on a twenty-year loan amortization schedule thereafter, and all principal and unpaid interest is due and payable on or before February 25, 2010. The loan may be prepaid upon 30 days notice with a prepayment penalty equal to the greater of: a) 1% of the outstanding principal at the time of prepayment, or b) the present value on the date of prepayment of all future principal and interest payments beginning with the payment due on the second month following the pay-off date, less the current outstanding principal balance of the loan. There is no penalty for prepayments made within the last six months of the loan. In the event of a default, the interest rate on unpaid balances becomes 5% higher than the stated rate of the mortgage, and we also would be responsible for payment of the lender’s enforcement costs plus any prepayment penalty arising from acceleration of the loan.

     On June 22, 2005, our indirect subsidiary Pegasus Rural Broadband, LLC (“Pegasus Rural Broadband”) received confirmation from the RUS that all conditions precedent for loan closing had been completed and that RUS deemed definitive loan documents providing for Pegasus Rural Broadband to borrow up to an aggregate $13.0 million under the RUS Rural Broadband Access Loan and Loan Guarantee Program (the “Loan”) to be effective as of June 1, 2005. In order to be advanced funds under the loan documents, Pegasus Rural Broadband will need to satisfy certain conditions precedent. Furthermore, the Loan contains covenants restricting our ability to access excess cash flows of Pegasus Rural Broadband. To date, Pegasus Rural Broadband has not drawn against the Loan, but expects to make one or more draws during 2006.

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. We maintain cash, cash equivalents and short-term investments with various high credit qualified financial institutions, and apply stringent investment guidelines regarding types of securities, credit ratings, maturities and concentration limits in any individual security. Consequently, we believe that any credit risk with respect to cash, cash equivalents and short-term investments is limited. At December 31, 2005, $30.1 million of our cash, cash equivalents and short-term investments were concentrated in an investment portfolio consisting of money market, high-grade corporate bonds and government agency securities. A large banking institution managed this investment portfolio.

     As permitted by the certificate of designation for our 6-1/2% Series C convertible preferred stock, Pegasus Communications’ board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for Series C. Since January 31, 2002, the board of directors has only declared a dividend of $100 thousand on the series, which was paid with shares of Pegasus Communications’ Class A common stock. The total amount of dividends in arrears on Series C at December 31, 2005 was $48.4 million. The dividend of $3.2 million subject to declaration on January 31, 2006 was not declared. Dividends not declared accumulate in arrears until paid. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

     At December 31, 2005, we had $34.8 million of aggregate cash, cash equivalents, and short-term investments. At this time, we believe that our capital resources and liquidity are sufficient to meet our contractual obligations for at least the next twelve months. However, our resources are unlikely to be sufficient to fund the continued development of our wireless high-speed Internet business in the longer term. Within the next year, we intend to seek additional debt and equity financing to fund the operations of our wireless high-speed Internet business. Our financing options and opportunities will be affected by general and industry specific economic and capital market conditions over which we have no control. Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, capital expenditures, preferred stock requirements and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified or upon terms that are not significantly dilutive to the ownership of existing shareholders.

Back to Contents

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

New Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective for the company on December 31, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We do not expect that adoption of FIN 47 will have a material effect on our financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections ” (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material effect on our consolidated financial position or results of operations.

Back to Contents

     In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our consolidated financial position or results of operations.

     In September 2005, the FASB ratified the EITF’s Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in shareholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of these Issues, which are required to be applied to reporting periods beginning after December 15, 2005, will not have a material effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments.

     In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 to have a material impact on our consolidated financial position or results of operations.

     In November 2005, the FASB issued FASB Staff Position FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“FSP 123(R)-3”), which provides a practical transition election for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R) (the “APIC pool”). An entity that adopts FAS 123(R) using either modified retrospective or modified prospective application may take up to one year from the later of its initial adoption of Statement 123(R) or November 10, 2005 to evaluate its available transition alternatives and make a one-time election to adopt the transition method described in FSP 123(R)-3.  If an entity elects the transition method described in this FSP and the entity has previously reported cash flows or results of operations under paragraphs 68 and 81 of FAS 123(R), the effect of applying the transition method described in FSP 123(R)-3 shall be reported as a change in accounting principle in accordance with FAS 154. Since we adopted FAS 123(R) effective July 1, 2005, we must complete our assessment under FSP 123(R)-3 by November 10, 2006.

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'' (''FAS 155''). FAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments, and providing clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. The provisions of FAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. Because of the recent issuance of this Statement and given that we are not required to adopt FAS 155 until January 1, 2007, we have not completed our initial assessment of the impact, if any, this Statement may have on our consolidated financial position or results of operations.

Back to Contents

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2005, our financial instruments subject to market risk were cash equivalents, short-term investments and a mortgage payable on our corporate headquarters. These financial instruments had limited exposure to market risk associated with interest rates.

     As of December 31, 2005, our cash and cash equivalents of $29.5 million consisted of highly liquid investments purchased with initial maturities of three months or less. Due to their short maturities, we do not believe there is significant market risk related to interest rates for our cash equivalents, and the carrying value of our cash and cash equivalents approximates fair value. At December 31, 2005, our short-term investments with a carrying and fair value of $5.3 million included corporate bonds and government agency securities with initial maturities in excess of three months, and were available to fund current operations. We believe that our short-term investments are readily converted into cash with minimal market risk. We maintain our cash, cash equivalents, and short-term investments with various high credit qualified financial institutions, and apply stringent investment guidelines regarding types of securities, credit ratings, maturities and concentration limits in any individual security.

     The mortgage on our corporate headquarters, with a carrying value of $8.1 million at December 31, 2005 and an approximate fair value of $8.4 million, bears interest at a fixed annual rate of 7% beginning December 12, 2005. The mortgage matures in February 2010. Scheduled future maturities of the mortgage are: $0.2 million in 2006; $0.2 million thousand in 2007; $0.2 million in 2008; $0.3 million in 2009; and $7.2 million in 2010. Because we currently have no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on our results of operations. However, changes in market interest rates would impact the fair value of our mortgage payable. The fair value of the mortgage was estimated using a cash flow valuation model and available market data for obligations with similar maturity dates.

Back to Contents

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        There were no disagreements or any reportable events requiring disclosure pursuant to Item 304 (b) of Regulation S-K.

ITEM 9A.      CONTROLS AND PROCEDURES

                        We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

                        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and our principal financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2005. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        As of December 31, 2005, we are not required to report on internal control over financial reporting nor obtain an attestation report from an independent public accounting firm on internal control over financial reporting. Pursuant to SEC rule release 33-8644, we exited accelerated filer status for the year ended December 31, 2005 because our public float held by non-affiliates at June 30, 2005 was less than $50 million. Pursuant to SEC rule release 33-8618, we are not required to comply with Section 404 of the Sarbanes Oxley Act until December 31, 2007 as long as we remain a non-accelerated filer.

ITEM 9B.      OTHER INFORMATION

                        None.

Back to Contents

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, and Other Significant Employees

     Marshall W. Pagon has served as our Chairman of the Board and Chief Executive Officer since our incorporation. Additionally, Mr. Pagon served as our President from our incorporation to December 2001 and resumed the position of President effective as of April 15, 2005 and served as our Treasurer from incorporation to June 1997. From 1991 to October 1994, when the assets of our various affiliates, principally limited partnerships that owned and operated our television and cable operations, were transferred to certain of our subsidiaries, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted our business. Mr. Pagon’s background includes over 25 years of experience in the media and communications industry. Mr. Pagon is 50 years old.

     Howard E. Verlin has been a director of our company since December 18, 2003 and has served as Executive Vice President since July 1, 2000, and as our principal financial officer since June 1, 2005. Mr. Verlin served as Assistant Secretary of our company until June 2000. Mr. Verlin has served similar functions with respect to our predecessors in interest and affiliates since 1987 and has over 20 years of experience in the media and communications industry. Mr. Verlin is 44 years old.

     Rory J. Lindgren has served as a director of our company and our Chief Operating Officer since June 1, 2005 Prior thereto, he served as our Executive Vice President, Operations responsible for Marketing, Direct Sales, Customer Care and Information Technology since February 2003. Mr. Lindgren served as our Senior Vice President, Operations from July 2002 to February 2003. Prior to July 2002, Mr. Lindgren served as Senior Vice President, Customer Relationship Management after joining our Company in April 2001. Prior to joining our Company, Mr. Lindgren served as Senior Vice President Customer Service for Fleet Boston Financial where he was responsible for leading customer care operations. Prior to August 1998, Mr. Lindgren held key management positions at MasterCard International, First Chicago NBD Corporation and American Express. Mr. Lindgren is 49 years old.

     James J. McEntee, III has been a director of our company since October 8, 1996. Mr. McEntee is Chief Operating Officer of Cohen Bros. & Company, a privately held investment bank located in Philadelphia. From March 2000 to September 2002, Mr. McEntee was a Principal in Harron Capital, L.P., a venture capital firm focused on new and traditional media ventures, and an executive officer of Harron Management Company, LLC. In addition, until the period ending January 2004,he held a variety of positions at Lamb, Windle & McErlane, P.C., including of counsel and principal. Mr. McEntee also serves asa director of The Bancorp, Inc., an affiliate-based Internet bank. Mr. McEntee also serves as a director of several other private companies. Mr. McEntee is 48 years old.

     Mary C. Metzger has been a director of our company since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications L.L.C. and its predecessor company, Personalized Media Communications Corp., since February 1989. Ms. Metzger has been designated to our board by Personalized Media Communications under an agreement between Pegasus and Personalized Media. (See Item 13. Certain Relationships and Related Transactions – Licensing Arrangement with Personalized Media Communications, L.L.C.) Ms. Metzger is 60 years old.

     Robert Slezak has been a director of our company since March 30, 2004 and was elected by the Series C holders. Mr. Slezak is an independent management consultant. Mr. Slezak was the Chief Financial Officer of Ameritrade Holding Corporation from October 1989 to November 1999. Mr. Slezak served as a member of the board of directors of Ameritrade Holding Corporation through 2002. Additionally, Mr. Slezak currently serves as a member of the board of directors of two other public companies: Interland, Inc. and Matrix Bancorp. Mr. Slezak is 48 years old.

Back to Contents

     Scott A. Blank has served as our Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary since December 2001. Mr. Blank served as Assistant General Counsel from January 1999 to January 2000 and as Vice President of Legal and Corporate Affairs from January 2000 to May 2001. Mr. Blank began serving as Senior Vice President of Legal and Corporate Affairs in June 2001 and as General Counsel and Secretary in December 2001. Mr. Blank had been an Assistant Secretary of our company from January 1999 to December 2001. Prior to joining our company, Mr. Blank was an attorney at the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath LLP from November 1993 to January 1999. Mr. Blank is 45 years old.

     Karen M. Heisler has served as our Senior Vice President of Human Resources and Administrative Services since April 2001. Prior to April 2001, Ms. Heisler served as Vice President of Human Resources after joining our company in January 2001. From August 1999 through September 2000, Ms. Heisler was Vice President of Learning and Development for Comcast Cable’s Comcast University, where she was responsible for employee training and development. Prior to this position, from November 1998 through August 1999, she was Senior Vice President of Human Resources at Comcast Cellular Communications. Prior to November 1998, Ms. Heisler spent approximately 13 years with Episcopal Hospital Systems. Ms. Heisler is 46 years old.

     Ronald B. Stark has served as Vice President and our principal accounting officer since June 1, 2005 and previously provided consulting services to our company since January 2005. Prior to becoming an independent consultant in May 2004, Mr. Stark was Vice President of Finance for Berlitz International, Inc., an international provider of language related services, from September 2000 to May 2004. Berlitz was a NYSE-listed company until becoming private in July 2001. Between 1989 and 2000, Mr. Stark held various other accounting-related positions with Berlitz, including Accounting Manager, and Director of Accounting. Mr. Stark began his career as an auditor with Deloitte & Touche, LLP. Mr. Stark is 41 years old.

     Ms. Heisler and Messrs. Pagon, Verlin, Lindgren and Blank have each served as executive officers for some or all of the Debtors, which, as described elsewhere in this report, filed voluntary petitions for Chapter 11 bankruptcy protection on June 2, 2004.

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

     Based on our review of the copies of these reports received by the SEC, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4 and 5, we believe that all filings required to be made by the Covered Persons for 2005 were made on a timely basis.

Code of Ethics

     We have adopted a Code of Ethics that applies to our chief executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics is posted on our website, at www.pgtv.com, and may be accessed by clicking on “Investor Relations” and then clicking on “Code of Ethics for Sr. Officers.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to, or waiver from, our Code of Ethics by posting such information on our website at the location specified above.

Back to Contents

Audit Committee Financial Experts

     Our board of directors has established an audit committee consisting of James J. McEntee, III, Mary C. Metzger and Robert Slezak. Our board of directors has determined that at least two members of our audit committee, Mr. McEntee and Mr. Slezak, are an “audit committee financial expert” as that term is defined in Item 401(h)(2) of Regulation S-K. All members of our audit committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Incentive Compensation

     In 2003, Pegasus Communications adopted its 2003 Short-Term Incentive Plan (the “2003 STI Plan”), which became effective January 1, 2003. Cash bonuses were paid to 142 management employees participating in the 2003 STI Plan based upon the achievement of certain objectives related to increasing “free cash flow” and “pre-marketing cash flow,” and significantly improving subscriber quality. In addition, a participating officer was again eligible in 2003 to earn restricted stock under the Pegasus Communications Restricted Stock Plan based upon the amount of cash bonus earned by the officer under the 2003 STI Plan.

     In 2004, Pegasus Communications adopted the 2004 Short-Term Incentive Plan (the “2004 STI Plan”), which was designed to promote the achievement of “free cash flow” and “pre-marketing cash flow.” After the June 2, 2004 bankruptcy filing, the Bankruptcy Court approved various compensation orders for certain management employees who were either employed by the Debtors or who performed substantial services on behalf of the Debtors. These orders (collectively, the “KERP Orders”) related to the payment of retention bonuses, severance, and/or COBRA. KERP Order related payments continued through June, 2005.

     In 2005, Pegasus Communications adopted the 2005 Short-Term Incentive Plan (the "2005 STI Plan"), effective for the period commencing on July 1, 2005 and ending December 31, 2005. Under the 2005 STI Plan, management employees were eligible for bonuses upon the achievement of objectives related to market growth, number of subscribers, revenues from certain services, and pre-marketing cash flow.

Summary Executive Compensation

     The following table sets forth certain information for our last three fiscal years concerning the compensation earned by the Chief Executive Officer, each of our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 2005, and one former executive officer for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at December 31, 2005. The compensation reflects compensation subject to payment by Pegasus Communications and its subsidiaries, including the Debtors.

Back to Contents

Summary Compensation Table

	Annual Compensation								Long-Term Compensation Awards

						Bonus (1)

Name	Principal Position	Year	Salary	STI Cash Bonus		Vested Stock Award (3)	Other Annual Compensation (4)		Restricted Stock Award (6)	Securities Underlying Options	All Other Compensation (7)

Marshall W. Pagon	Chairman	2005	$475,000	$285,000		—	$105,528	(5)	—	111,499	$14,000
	and Chief	2004	$475,000	$1,283,658		—	$135,481	(5)	—	—	$2,274,021	(8)
	Executive	2003	$475,000	$620,218		$812,848	$99,085	(5)	$340,256	100,000	$12,000
	Officer

Howard E. Verlin	Executive	2005	$250,000	$90,000	(2)	—	—		—	103,526	$14,000
	Vice	2004	$250,000	$655,151	(2)	—	—		—	—	$13,000
	President	2003	$250,000	$179,998		$256,940	—		$98,740	15,000	$12,000
	and
	Principal
	Financial
	Officer

Rory J. Lindgren	Chief	2005	$250,000	$93,750	(2)	—	—		—	106,498	$14,000
	Operating	2004	$250,000	$655,151	(2)	—	—		—	—	$11,944
	Officer	2003	$242,839	$175,579		$213,963	—		$96,305	20,000	$11,969

Scott A. Blank	Senior Vice	2005	$225,000	$98,325	(2)	—	—		—	70,306	$14,000
	President,	2004	$225,000	$615,044	(2)	—	—		—	—	$13,000
	General	2003	$217,673	$157,150		$206,098	—		$86,216	15,000	$7,247
	Counsel

Karen M. Heisler	Senior Vice	2005	$210,000	$76,475	(2)	—	—		—	33,000	$14,000
	President	2004	$210,000	$493,664	(2)	—	—		—	—	$13,000
		2003	$210,000	$137,033		$195,053	—		$75,171	10,000	$10,575

Ted S. Lodge (10)	Former	2005	$99,615	$400,000	(2)	—	—		—	—	$906,265	(10)
	President,	2004	$350,000	$1,709,160	(2)	—	—		—	—	$40,350	(9)
	Chief	2003	$350,000	$342,784		$479,076	—		$188,058	50,000	$39,519	(9)
	Operating
	Officer and
	Counsel

(1)	Bonuses to named executive officers consist of (a) a cash award under our short term incentive plans; (b) the fair market value of shares of our Class A common stock that are vested at the time of award under our Restricted Stock Plan, including shares surrendered to discharge withholding tax obligations and (c) cash award under the Key Employee Retention Plan, as amended and/or supplemented (the “KERP”) authorized by the United States Bankruptcy Court.

(2)	For 2005, the amounts listed include $75,000, $75,000, $84,825, $65,975, and $400,000 of KERP payments made to each of Mr. Verlin, Mr. Lindgren, Mr. Blank, Ms. Heisler, and Mr. Lodge. For 2004, the amounts listed include $250,000, $250,000, $250,000, $210,000, and $1,000,000 of KERP payments made to each of Mr. Verlin, Mr. Lindgren, Mr. Blank, Ms. Heisler, and Mr. Lodge, respectively.

(3)	Subject to limitations specified in our Restricted Stock Plan, an executive officer may receive all or a portion of an award under our Restricted Stock Plan in the form of cash, our Class A common stock or an option to purchase shares of our Class A common stock. The amounts listed in this column reflect the fair market value of shares of our Class A common stock that were vested at the time of award under our Restricted Stock Plan and the cash portion of restricted stock awards that was paid for payment of taxes on the awards. The portion of an award under our Restricted Stock Plan that was restricted at the time of grant is reported under the Restricted Stock Award column, as described in note 7 below. The portion of an award received as options to purchase shares of our Class A common stock is reported under the Securities Underlying Options column.

Back to Contents

(4)	No named executive officer received a perquisite or other personal benefit in excess of the lesser of $50,000 or 10% of such individual’s salary plus annual bonus, except as set forth in note 5 below.

(5)	Represents the value of benefits received by Mr. Pagon related to his personal use of a business aircraft in which the company has a fractional ownership interest.

(6)	The included amounts represent the fair market value of the restricted portion of stock awards received under our Restricted Stock Plan.

For 2003 performance, our executive officers received restricted stock awards pursuant to our long term incentive program established for the 2003 fiscal year. Awards under our long term incentive programs were based upon the amount of cash bonus earned by each executive officer in 2003 under our STI Plans, as set forth in note 3 above. Generally, awards were derived by dividing the total amount of STI bonus for each executive officer by the market price of our common stock on the date that an award was approved by our Compensation Committee. During 2003, executive officers were also given cash equal to 40% of the total value of 2002 performance awards which vested on June 6, 2003, for the sole purpose of satisfying the tax obligation of the vested shares. This cash portion is reported under the Bonus–Vested Stock Award column and is discussed in note 3 above. In 2003, we determined that cash will no longer be issued to executive officers in lieu of restricted shares for purposes of satisfying tax obligations upon future vestings. Executive officers received their entire 2003 performance award in the form of shares of our Class A common stock, granted on February 25, 2004, as follows: Mr. Pagon, 46,950 shares; Mr. Verlin, 13,624 shares; Mr. Lindgren, 13,290 shares; Mr. Blank, 11,896 shares; Ms. Heisler, shares 10,372, and Mr. Lodge, 25,948 shares. Such shares vested 50% at the time of grant, an additional 25% vested on February 25, 2005, and the final 25% to vest on February 25, 2006.

Based upon the closing price of our Class A common stock on December 31, 2005 of $3.95 per share, the 150,969 restricted shares then held by Mr. Pagon had a value of $596,328; the 44,829 restricted shares then held by Mr. Verlin had a value of $177,075; the 17,081 restricted shares then held by Mr. Lindgren had a value of $67,470; the 6,012 restricted shares then held by Mr. Blank had a value of $23,747; and the 20,468 restricted then held shares by Ms. Heisler had a value of $80,849. Mr. Lodge’s holdings at December 31, 2005 are not publicly available as his Form 4 reporting obligation ceased upon the termination of his employment with us on April 14, 2005.. Subject to limitations specified in our Restricted Stock Plan, executive officers are entitled to receive dividends on the unvested portion of their awards, excluding any portion of their award for which they elect to receive options in lieu of stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our policy is to retain cash for operations and expansion.

(7)	Unless otherwise indicated, the amounts listed represent Pegasus Communication’s contributions under its U.S. 401(k) plan established for its employees and the employees of its subsidiaries, including the employees of Pegasus Satellite.

(8)	Prior to 2003, Pegasus Communications had entered into split dollar agreements with trustees of insurance trusts established by Mr. Pagon, our chief executive officer, which provided that we would be repaid all amounts we expend for premiums, either from the cash surrender value or the proceeds of the insurance policies. In 2003, premiums under the policies were paid out of the accrued proceeds of the policies and by Mr. Pagon; we did not pay any amount of the premiums in 2003. On October 28, 2004, we entered into an agreement with Mr. Pagon and one of the insurance trusts terminating the 2001 split-dollar agreement. It provided for the termination of all future obligations of us and the trust under the 2001 split-dollar agreement in exchange for a $2,261,021 cash payment to Mr. Pagon. See Certain Relationships and Related Transactions – Split Dollar Agreement.

Back to Contents

(9)	For fiscal years 2003 and 2004, we paid $26,721 and $27,350 respectively, in connection with disability and life insurance policies pursuant to Mr. Lodge’s employment contract. In 2003, Mr. Lodge received benefits of $2,828 related to his personal use of a business aircraft in which the company has a fractional ownership interest.

(10)	Mr. Lodge’s employment with the company terminated effective April 14, 2005. Included within “All Other Compensation” is severance of $904,273 for Mr. Lodge.

Option Grants in 2005

     The following table sets forth certain information for options granted to our named executive officers during our last fiscal year ended December 31. 2005. No options were granted to Mr. Lodge during the 2005 year.

Name	Date of Grant	Number of Securities Underlying Options Granted	Percentage of Total Options granted to employees in fiscal year	Per share exercise price of options granted	Expiration Date	Grant Date Present Value
			%	$		$

Marshall W. Pagon	August 4, 2005 (2)	37,167	5.2	5.06	8/4/2015	103,000
	August 4, 2005 (2)	37,166	5.2	6.32	8/4/2015	100,000
	August 4, 2005 (2)	37,166	5.2	7.59	8/4/2015	98,000

	Subtotal	111,499

Howard E. Verlin	June 2, 2005 (1)	50,000	7.0	5.95	6/2/2005	248,000
	August 4, 2005 (2)	17,842	2.5	5.06	8/4/2015	49,000
	August 4, 2005 (2)	17,842	2.5	6.32	8/4/2015	48,000
	August 4, 2005 (2)	17,842	2.5	7.59	8/4/2015	47,000

	Subtotal	103,526

Rory J. Lindgren	June 2, 2005 (1)	100,000	14.1	5.95	6/2/2005	495,000
	August 5, 2005 (2)	2,166	0.3	5.06	8/5/2015	6,000
	August 5, 2005 (2)	2,166	0.3	6.32	8/5/2015	6,000
	August 5, 2005 (2)	2,166	0.3	7.59	8/5/2015	6,000

	Subtotal	106,498

Scott A. Blank	June 2, 2005 (1)	50,000	7.0	5.95	6/2/2005	248,000
	August 4, 2005 (2)	6,769	1.0	5.06	8/4/2015	19,000
	August 4, 2005 (2)	6,769	1.0	6.32	8/4/2015	18,000
	August 4, 2005 (2)	6,768	1.0	7.59	8/4/2015	18,000

	Subtotal	70,306

Karen M. Heisler	June 2, 2005 (1)	25,000	3.5	5.95	6/2/2005	124,000
	August 4, 2005 (2)	2,667	0.4	5.06	8/4/2015	7,000
	August 4, 2005 (2)	2,667	0.4	6.32	8/4/2015	7,000
	August 4, 2005 (2)	2,666	0.4	7.59	8/4/2015	7,000

	Subtotal	33,000

(1)	These options will be fully vested between June 2008 and September 2008. The grant date present value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate – 3.8%; dividend yield – 0.0%; volatility factor – 107.3%; expected life – 6 years.

Back to Contents

(2)	In August 2005 the named executive officers surrendered fully vested options, with exercise prices ranging from $13.21 to $202.19 and a weighted average exercise price of approximately $80. For every six options surrendered, the holders received three new options: one option with an exercise price of $5.06, one option with an exercise price of $6.32, and one option with an exercise price of $7.59. The new options were 25% vested on the date of grant with ratable monthly vesting for the remainder through August 2008. The grant date present values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate – 4.1%; dividend yield – 0.0%; volatility factor – 108.2%; expected life – 6 years.

Aggregate Option Exercises in 2005 and 2005 Year-End Option Values

     The table below shows aggregated stock option exercises for the purchase of our Class A common stock by the named executive officers of Pegasus Communications in 2005 and 2005 year end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of Pegasus Communications' Class A common stock exceeds the exercise price of the option. The closing price of Pegasus Communications' Class A common stock on December 31, 2005 was $3.95 per share.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of the Unexercised In-the-Money Options at Fiscal Year End

Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Marshall W. Pagon	—	$—	237,164	74,335	$—	$—

Howard E. Verlin	—	$—	45,590	66,936	$—	$—

Rory J. Lindgren	—	$—	79,661	66,837	$—	$—

Scott A. Blank	—	$—	25,516	44,790	$—	$—

Karen M. Heisler	—	$—	32,036	20,961	$—	$—

Ted S. Lodge	—	$—	—	—	$—	$—

Back to Contents

Employment Contracts

     On September 28, 2004, we entered into an Amended and Restated Employment Agreement with Ted S. Lodge, which amended and restated in its entirety an Employment Agreement dated July 21, 2002 between Mr. Lodge and us.

     The Amended and Restated Employment Agreement formalized the effect that the bankruptcy proceedings of the Debtors and the subsequent sale of the satellite television assets of those operating subsidiaries had upon the terms of Mr. Lodge’s original employment agreement. The Amended and Restated Employment Agreement did not substantively change the original economic terms of Mr. Lodge’s employment agreement, except that amounts otherwise payable by us were reduced by retention and severance amounts paid or to be paid directly by the Debtors pursuant to an order of the Bankruptcy Court. Under the Amended and Restated Employment Agreement, Mr. Lodge’s employment with Pegasus Communications Corporation terminated effective April 14, 2005 and Mr. Lodge resigned as a director of Pegasus Communications Corporation as of the same date.

     The Amended and Restated Employment Agreement also (i) contains non-competition and non-solicitation covenants that otherwise would not apply in these circumstances and (ii) obligates Mr. Lodge to provide consulting services to Pegasus Communications Corporation for a period of up to two years following his termination of employment in consideration for certain consulting fees.

     The Employment Agreement dated July 21, 2002 provided that if Mr. Lodge’s employment was terminated any time within two years following a change of control and if he signed a waiver and release agreement, he would be entitled to receive certain severance benefits in a lump sum payment. The sale of our direct broadcast satellite business constituted a change in control. The severance benefits would generally equal the sum of (1) three times his annual base salary and (2) three times the average annual amount of the annual award under our short term incentive plan for a specified three year period. Mr. Lodge is also entitled to receive continued health coverage for three years after his termination. With respect to health coverage, Mr. Lodge is paid an amount equal to the aggregate taxable cost of the continued health benefits provided under the employment agreement but not paid by Mr. Lodge divided by 0.65. Upon a voluntary termination following a change of control, Mr. Lodge is also entitled to the vesting of all outstanding options.

Compensation Committee Interlocks and Insider Participation

     For the period January 1, 2005 through April 28, 2005, the board of directors did not have a standing compensation committee. During this time period, the entire board of directors established the salaries of executive officers and made recommendations regarding the adoption, extension, amendment and termination of compensation plans in which officers or directors may participate. On April 28, 2005, an ad hoc compensation committee was formed to assume and perform these responsibilities, consisting of our three independent directors: Messrs. McEntee and Slezak and Ms. Metzger. On August 18, 2005, the ad hoc compensation committee was disbanded and replaced by a formal compensation committee consisting of Messrs. McEntee and Slezak and Ms. Metzger.

Compensation of Directors

     Under our by-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. We currently pay our directors who are not our employees or officers an annual retainer of $15 thousand plus $1,500 for each board meeting attended in person, $500 for each meeting of a committee of the board and $1,000 for each board meeting held by telephone. The annual retainer is payable, at each director’s option, in cash or in the form of options to purchase our Class A common stock or non-voting common stock. We also reimburse each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

Back to Contents

     Each of our independent directors received an option grant on June 6, 2005 to purchase 25,000 shares of our Class A common stock under our 1996 Stock Option Plan. These stock options, with a per-share exercise price of $5.80 and a ten year term, had a grant date per-share fair value of $4.82 estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate – 3.7%; dividend yield – 0.0%; volatility factor – 107.3%; expected life – 6 years. These options were 25% vested on the date of grant with ratable monthly vesting for the remainder through June 2008.

     Additionally, in August 2005 our outside directors surrendered approximately 67 thousand fully vested tock options in exchange for the issuance under the 1996 Stock Option Plan of approximately 33,500 new stock options. The surrendered options had exercise prices ranging from $13.21 to $202.19 with a weighted average exercise price of approximately $40. For every six options surrendered, the holders received three new options: one option with an exercise price of $5.06 and a grant date present value of approximately $2.76, one option with an exercise price of $6.32 and a grant date present value of approximately $2.68, and one option with an exercise price of $7.59 and a grant date present value of approximately $2.61. Each option granted has a ten year term. The new options were 25% vested on the date of grant with ratable monthly vesting for the remainder through August 2008. The grant date present values for these options were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate – 4.1%; dividend yield – 0.0%; volatility factor – 108.2%; expected life – 6 years.

Back to Contents

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Pegasus Communications

     The table set forth below contains information, as of March 31, 2006 (unless otherwise indicated in the notes below), regarding the beneficial ownership of the Class A common stock and Class B common stock by (a) each stockholder known to Pegasus Communications to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 5% of the Class A common stock and Class B common stock, based upon the company’s records, communications with former beneficial owners or the records of the Securities and Exchange Commission, (b) each director of the company, (c) the company’s Chief Executive Officer and the company’s four other most highly compensated executive officers and (d) the directors and current executive officers of the company as a group.

     Each share of Class B common stock is currently convertible at the discretion of the holders into an equal number of shares of our Class A common stock. For voting purposes, each share of our Class A common stock has one vote per share while each share of our Class B common stock has 10 votes per share on all matters on which the Class A and Class B vote together. Each of the stockholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated. Percentages in the table are calculated on the basis of 11,357,205 shares of Class A common stock outstanding as of March 31, 2006, which excludes 285,500 shares held by the company’s subsidiaries, and 5,827 of treasury shares.

Name and address of Beneficial Owner	Pegasus Communications Class A Common Stock Beneficially Owned		Pegasus Communications Class B Common Stock Beneficially Owned

	Shares	%	Shares		%

Marshall W. Pagon(1) (2)	2,298,408	17.1	1,832,760(	3)	100
Howard E. Verlin (4)	109,630	*	—		—
Rory J. Lindgren (5)	106,744	*	—		—
Scott A. Blank (6)	38,077	*	—		—
Karen M. Heisler (7)	267,462	2.4	—		—
Ted S. Lodge (8)	100,232	*	—		—
Robert T. Slezak	11,978	*	—		—
James J. McEntee, III (9)	48,669	*	—		—
Mary C. Metzger (10)	519,173	4.4	—		—
DBS Investors, LLC (11)	1,100,000	8.8	—		—
Atticus Management, LLC (12)	833,899	7.3	—		—
Peninsula Capital Advisors, LLC (13)	6,880,550	60.6	—		—
Ocean Ridge Capital Advisors, LLC (14)	1,315,208	11.6	—		—
Directors and executive officers as a group (15) (consists of 8 persons)	3,400,141	27.1	1,832,760		100

*	Represents less than 1% of the outstanding shares of Class A common stock or less than 1% of the voting power, as applicable.

(1)	The address of this person is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, Pennsylvania 19004.

(2)	Includes the 1,832,760 shares of Class B common stock described in note 3 below which are convertible into shares of Class A common stock on a one-for one-basis; 248,778 shares of Class A common stock issuable upon the exercise of outstanding stock options held by Mr. Pagon that are vested or become vested within 60 days; 145,870 shares of Class A common stock that Mr. Pagon holds directly; and 71,000 shares of Class A common stock owned directly by Pegasus Communications Holdings, Inc., which is controlled by Mr. Pagon through intermediate entities. Mr. Pagon and each of these entities disclaim beneficial ownership with respect to all these shares except to the extent of their respective pecuniary interests therein.

Back to Contents

(3)	Includes shares owned directly by Pegasus Capital Holdings, LLC, Pegasus Communications Holdings, Inc., Pegasus PCS Partners, L.P., Pegasus Radio Corp., BDI Holding Corporation and BDI Holdings, L.P., all of which are controlled by Mr. Pagon through one or more intermediate entities. By reason of this control relationship, Mr. Pagon is the beneficial owner of 100% of our Class B common stock with sole voting and investment power over all such shares. Mr. Pagon and each of these entities disclaim beneficial ownership with respect to all these shares except to the extent of their respective pecuniary interests therein.

(4)	This includes 57,374 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

(5)	This includes 90,755 shares of Class A common stock issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

(6)	This includes 32,840 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

(7)	This includes 35,473 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days, and 211,589 shares of Class A common stock held in Pegasus’ 401(k) plans over which Ms. Heisler has voting power in her capacity as trustee.

(8)	Mr. Lodge’s employment with Pegasus Communications Corporation terminated effective April 14, 2005. The information reported include shares of Class A common stock held as of February 28, 2005, based on Mr. Lodge’s last Form 4 filed with the SEC on February 28, 2005. 600 shares of these Class A common shares are held by Mr. Lodge’s wife, of which Mr. Lodge disclaims beneficial ownership.

(9)	This includes 39,432 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

(10)	This includes 80,000 shares of Class A common stock held by Personalized Media & Communications, L.L.C. (“Personalized Media”) of which Ms. Metzger is Chairman and warrants for 400,000 shares of Class A common stock exercisable by Personalized Media. Ms. Metzger disclaims beneficial ownership of all shares held directly by Personalized Media, except for her pecuniary interest therein. Also includes 39,173 shares of Class A common stock, which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days outstanding stock options. The address of Ms. Metzger is 110 East 42nd Street, Suite 1704, New York, New York, 10017.

(11)	Based on information provided pursuant to a Schedule 13G filed jointly by DBS Investors, LLC (“DBS”), Pegasus Partners II, L.P. (“Pegasus Partners”), Pegasus Investors II, LP (“Pegasus Investors”), Pegasus Investors II GP, LLC (“Pegasus GP”) and Pegasus Capital LLC on August 11, 2003. According to the Schedule 13G, Pegasus Partners is the sole member of DBS. Pegasus Investors is the general partner of Pegasus Partners. Pegasus GP is the general partner of Pegasus Investors LP. Pegasus GP is wholly owned by Pegasus Capital LLC, which is controlled by Craig Cogut. The Schedule 13G indicates that, by virtue of the foregoing, each of DBS, Pegasus Partners, Pegasus Investors, Pegasus GP, and Pegasus Capital LLC may be deemed to share voting power and power to direct the disposition of 1,100,000 shares of our Class A common stock, representing shares that may, in certain circumstances, be issuable upon the exchange, on a one-for-one basis, of 1,100,000 shares of our non-voting common stock, which are in turn exercisable upon the exercise of 1,100,000 outstanding warrants. The address for each of the foregoing persons or entities is c/o Pegasus Partners II, L.P., 99 River Road, Cos Cob, CT 06807-2514.

(12)	Based on information provided pursuant to a Schedule 13G filed jointly by Timothy R. Barakett and Atticus Management, L.L.C. (“Atticus”, formerly Atticus Capital, LLC) with the Securities and Exchange Commission on February 14, 2006. Mr. Barakett is the Managing Member of Atticus and is deemed to be the beneficial owner of the Class A common stock owned by Atticus. The address of Atticus Management, L.L.C. and Mr. Barakett is 152 West 57th Street, 45th Floor, New York, New York 10019.

Back to Contents

(13)	Based on information provided pursuant to an amendment to Schedule 13D filed by Peninsula Capital Advisors, LLC (“Peninsula Capital”) and Peninsula Investment Partners, L.P. (“Peninsula Partners”) with the Securities and Exchange Commission on June 22, 2004. According to the amendment to Schedule 13D, Peninsula Capital is the investment manager of Peninsula Partners and also serves as investment advisor to a number of separate managed accounts and trusts. The Schedule 13D indicates that, by virtue of the foregoing, both Peninsula Capital and Peninsula Partners may be deemed to share voting power and the power to direct the disposition of 6,880,500 shares of our Class A common stock. In addition, Peninsula Capital has the sole power to dispose, or to direct the disposition of, 165,500 shares of our Class A common stock and the sole power to vote, or to direct the vote of, 149,500 of these shares. Both Peninsula Capital and Peninsula Partners disclaim beneficial ownership in the shares reported, except to the extent of their pecuniary interest therein. The address of each of the foregoing entities is 404B East Main Street, Charlottesville, VA 22902.

(14)	Based on information provided pursuant to a Schedule 13G filed by Ocean Ridge Capital Advisors, LLC (“Ocean Ridge”) with the Securities and Exchange Commission on June 5, 2005. These shares were held by our former subsidiary Pegasus Satellite. Ocean Ridge is the liquidating trustee of the PSC Liquidating Trust, which assumed full control of Pegasus Satellite when the Debtors’ Plan of Reorganization became effective on May 5, 2005, at which time it gained the unilateral right to cancel our common share ownership in Pegasus Satellite without any right of recovery by us. The address of Ocean Ridge is 56 Harrison Street, Suite 203A, New Rochelle, New York 10801.

(15)	This includes 555,803 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days; 211,589 shares of Class A common stock held in Pegasus’ 401(k) plans over which Ms. Heisler, an executive officer of the company, has voting power in her capacity as trustee; and warrants for 400,000 shares of Class A common stock attributed to Ms. Metzger as described in footnote 10 above.This excludes shares attributable to Mr. Lodge, whose employment with Pegasus Communications Corporation terminated effective April 14, 2005 (see footnote 8 above).

Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which Pegasus Communications’ equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	Class A Common Stock 1,042,436 Non-Voting Common Stock	Class A Common Stock $ 7.20 Non-Voting Common Stock N/A	690,037 (1)
—
Equity compensation plans not approved by security holders	—	N/A	2,500,000 (2)

Total	1,042,436	$ 7.20	3,190,037

(1)	Represents shares of Pegasus Communications’ Class A common stock or non-voting common stock available for issuance in the following aggregate amounts: 594,822 shares under our 1996 Stock Option Plan, and 95,215 shares under our Restricted Stock Plan.
(2)	Represents shares of Pegasus Communications’ Class A common stock available for issuance under our 2005 Equity Incentive Plan.

Back to Contents

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pegasus PCS Partners, L.P.

     As discussed in Note 2 to our consolidated financial statements, Pegasus Development has a limited partnership interest in Pegasus PCS Partners, L.P. (“Pegasus PCS Partners”). Pegasus Development has no control or voice in Pegasus PCS Partners’ matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board, President and Chief Executive Officer. Presently, Pegasus PCS Partners’ activities consist principally of investments in related companies, and its assets consist principally of senior preferred equity interests in Pegasus Capital Holdings, LLC (“PCH LLC”), and 86,081 and 85,472 Class B Shares of Pegasus Communications at December 31, 2005 and 2004, respectively. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. At December 31, 2005 and 2004, PCH LLC’s only assets consisted of direct and indirect investments in 1,683,658 and 1,684,267 Class B shares of Pegasus Communications, respectively, as well as an indirect interest in 71,000 Class A shares of Pegasus Communications.

     As further discussed in Note 2 to our consolidated financial statements, we consolidated Pegasus PCS Partners effective March 31, 2004 pursuant to FIN 46. Pegasus PCS Partners’ $14.0 million investment in PCH LLC at December 31, 2005 and 2004 is classified within equity since assets of PCH LLC and Pegasus PCS Partners consist principally of direct and indirect investments in equity of Pegasus Communications. As a component of equity, these investments are not tested for impairment nor are any gains or losses of the related partnerships recognized by us.

     Pegasus Development granted Marshall Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities. Such option expires in 2012.

Licensing Arrangement with Personalized Media Communications, L.L.C.

     On January 13, 2000, we entered into a licensing arrangement with Personalized Media Communications, L.L.C (“Personalized Media”). Personalized Media owns an intellectual property portfolio consisting of seven issued U.S. patents (one of which has since expired) and approximately 3,500 claims submitted in approximately one hundred pending U.S. patent applications. A majority of pending claims are based on a 1981 filing date, with the remainder based on a 1987 filing date. Mary C. Metzger, Chairman of Personalized Media and a member of our board of directors, and John C. Harvey, Managing Member of Personalized Media and Ms. Metzger’s husband, own a majority of and control Personalized Media as general partners of the Harvey Family Limited Partnership.

     Under the arrangement, we hold an exclusive license for the distribution of satellite based services using Ku band BSS frequencies at the 101°, 110° and 119° west longitude orbital locations and Ka band FSS frequencies at the 99°, 101°, and 103° west longitude orbital locations, which frequencies have been licensed by the FCC to affiliates of DIRECTV, Inc. In addition, Personalized Media granted us the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with other frequencies that we are or may become licensed to use. Our exclusive license provides rights to all claims covered by Personalized Media’s patent portfolio, including functionality for automating the insertion of programming at a direct broadcast satellite uplink, the enabling of pay per view buying, the authorization of receivers, the assembly of records of product and service selections made by viewers including the communication of this information to billing and fulfillment operations, the customizing of interactive program guide features and functions made by viewers and the downloading of software to receivers by broadcasters. We paid an annual license fee to Personalized Media of $100 thousand in each of 2003, 2002, and 2001. No further fees for the license are due.

Back to Contents

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

Other Transactions

     Pegasus Management formerly provided accounting and administrative services to companies affiliated with Marshall W. Pagon and had paid certain expenses on behalf of the affiliated companies. This arrangement ceased effective January 1, 2005. We recorded receivables from the affiliated companies for an allocation of our accounting and overhead costs related to services we provided and for payments made by us to third parties on account of certain legal, accounting and corporate organizational fees. No interest has been charged with respect to amounts outstanding, and the receivables do not have fixed repayment terms. At December 31, 2005, these affiliate receivables, which aggregated $526 thousand, were classified as a component of equity within “investment in and notes receivable from affiliates”.

     See Note 2– Allocation of Costs under a Support Services Agreement for transactions with the Debtors pursuant to a Support Services Agreement and other arrangements whereby we received reimbursement for certain expenditures incurred on behalf of the Debtors during the last completed fiscal year.

Back to Contents

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees for professional services rendered to us by the firm of Marcum & Kliegman, LLP (“M&K”), our independent registered public accountants for the fiscal years ended December 31, 2005 and 2004, are as follows (in whole dollars):

	2005	2004

Audit fees	$325,000	$992,000
Audit related fees	3,750	—
Tax fees	—	—
All other fees	—	—

Total	$328,750	$992,000

Audit Fees

     The “audit fees” reported above for 2005 include both amounts billed and expected to be billed by M&K for professional services rendered in connection with its audit of our consolidated financial statements as of and for the year ended December 31, 2005 and its limited reviews of our unaudited consolidated interim financial statements included in our 2005 quarterly reports.The “audit fees” reported above for 2004 were billed to us by M&K for professional services rendered in connection with its audit of our consolidated 2004 financial statements.

Audit Related Fees

     The “audit related fees” reported above for 2005 were billed to us by M&K for accounting consultations that were reasonably related to the performance of its audit or review of our financial statements, but which are not reported as Audit Fees. M&K rendered no audit-related services to us for 2004.

Tax Fees

     During 2005 and 2004,M&K LLP did not render any professional services to us relating to tax compliance, tax advice, or tax planning.

All Other Fees

     M&K LLP did not render any other professional services to us during 2005 or 2004.

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

Back to Contents

     All services provided by our independent registered public accountants after May 5, 2003 were pre-approved by our audit committee; none of the audit-related fees, tax fees, and all other fees listed above were approved by our audit committee pursuant to the exemption from pre-approval provided by Rule 2-01(c)(7)(i)(C) of Regulation S-X.

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1) Financial Statements

The financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

(2) Financial Statement Schedules
Page

Schedule II – Valuation and Qualifying Accounts	S-1

     All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

(3) Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.1 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission March 31, 2003).
3.2	By-Laws of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.6 to the Form 10-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission April 2, 2001).
3.3	Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6-1/2% Series C Convertible Preferred Stock of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.8 to the Form 10-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission April 2, 2001).
4.1	Warrant and Investor Rights Agreement, dated April 2, 2003, among Pegasus Communications Corporation and the parties set forth on Schedule I thereto (which is incorporated herein by reference to Exhibit 4.1 to Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission April 3, 2003).
4.2	Amendment No. 1 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on Schedule I thereto dated as of July 30, 2003 (which is incorporated herein by reference to Exhibit 4.2 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission August 5, 2003).
4.3	Amendment No. 2 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on Schedule I thereto dated as of August 1, 2003 (which is incorporated herein by reference to Exhibit 4.3 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission on August 5, 2003).
4.4	Warrant Agreement between Pegasus and First Union National Bank (which is now Wachovia), as Warrant Agent relating to the Warrants issued in connection with Pegasus' Series A preferred stock (which is incorporated by reference to Exhibit 10.32 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595), filed March 19, 1997).

Back to Contents

4.5	Series PMC Warrant Agreement dated January 13, 2000 between Pegasus Communications Corporation and Personalized Media Communications, LLC (which is incorporated by reference to Exhibit 10.6 to Pegasus’ Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).
10.1+	Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 5 (which is incorporated herein by reference to Exhibit 10.8 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.2+	Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 4 (which is incorporated herein by reference to Exhibit 10.9 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.3+	Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission May 17, 2001).
10.4+	Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.15 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.4.1+Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.16 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.5+	Description of Long-Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.17 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.6+	Pegasus Communications Corporation Short Term Incentive Plan (Corporate and Satellite) for calendar year 2004 (which is incorporated herein by reference to Exhibit 10.14 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.6.1+	Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate and Satellite) for calendar year 2004 (which is incorporated herein by reference to Exhibit 10.14.1 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.7+*	Pegasus Communications Corporation Short Term Incentive Plan for calendar year 2005.
10.8+	Pegasus Communications 2005 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on November 9, 2005).
10.9+	Executive Employment Agreement effective as of June 1, 2002 for Ted S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).
10.10+	Amended and Restated Employment Agreement for Ted S. Lodge dated September 28, 2004 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on October 4, 2004).
10.11	Global Settlement Agreement by and among Pegasus Satellite Communications, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries listed therein), Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the statutory committee of the unsecured creditors duly appointed in the Chapter 11 Case, and the other parties listed therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).

Back to Contents

10.12	Lock-up agreement by and among Pegasus Communications Corporation, Pegasus Satellite Communications, Inc. and its direct and indirect subsidiaries, the statutory committee of unsecured creditors duly appointed in the Chapter 11 Cases and each member of the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases listed on the signature pages therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.3 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).
10.13.1+	Debtors’ Motion for Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Management Retention Plan (which is incorporated herein by reference to Exhibit 10.15.1 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.13.2+	Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Management Retention Plan, as Modified, and Scheduling a Final Hearing (which is incorporated herein by reference to Exhibit 10.15.2 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.13.3+	Second Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Management Retention Plan, As Further Modified (which is incorporated herein by reference to Exhibit 10.15.3 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.13.4+	Debtors’ Supplemental Motion for Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Supplemental Management Retention Plan (which is incorporated herein by reference to Exhibit 10.15.4 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.13.5+	Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Supplemental Management Retention Plan (which is incorporated herein by reference to Exhibit 10.15.5 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.14	Support Services Agreement, effective as of May 1, 2004, between Pegasus Communications Management Company and all Pegasus Communications’ operating subsidiaries, including the Debtors (which is incorporated herein by reference to Exhibit 10.16 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.15	Patent License Agreement dated January 13, 2000 between PMC Satellite Development, L.L.C and Personalized Media Communications L.L.C. (which is incorporated by reference to Exhibit 10.4 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).
10.16	Stipulation and Order of the United States Bankruptcy Court, District of Maine, entered April 14, 2005 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on April 20, 2005).
21.1*	Subsidiaries of Pegasus Communications Corporation
23.1*	Consent of Marcum & Kliegman LLP
23.2*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included on Signatures page)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________
*	Filed herewith.
+	Indicates a management contract or compensatory plan.

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS COMMUNICATIONS CORPORATION

By:	/s/ Marshall W. Pagon
Marshall W. Pagon
Chairman of the Board and Chief Executive Officer

 Date: April 6, 2006

POWER OF ATTORNEY

     The undersigned directors and officers of Pegasus Communications Corporation hereby appoint Marshall W. Pagon, Howard E. Verlin, and Scott A. Blank or any of them individually, as attorney-in-fact and agent for the undersigned, with full power of substitution for, and the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments to this report on Form 10-K, and exhibits to this report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable in connection with such matters, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marshall W. Pagon	Chairman of the Board and Chief	April 6, 2006
	Marshall W. Pagon	Executive Officer

By:	/s/ Howard E. Verlin	Executive Vice President and Director	April 6, 2006
	Howard E. Verlin	(Principal Financial Officer)

By:	/s/ Rory J. Lindgren	Chief Operating Officer and Director	April 6, 2006
Rory J. Lindgren

By:	/s/ James J. McEntee III	Director	April 6, 2006
James J. McEntee, III

By:	/s/ Mary C. Metzger	Director	April 6, 2006
Mary C. Metzger

By:	/s/ Robert Slezak	Director	April 6, 2006
Robert Slezak

By:	/s/ Ronald B. Stark	Vice President	April 6, 2006
	Ronald B. Stark	(Principal Accounting Officer)

Back to Contents

Pegasus Communications Corporation
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page

Financial Statements:

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004, and 2003 .	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended
December 31, 2005, 2004, and 2003 .	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004, and 2003 .	F-9

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the years ended
December 31, 2005, 2004, and 2003.	S-1

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Stockholders
Pegasus Communications Corporation

     We have audited the accompanying consolidated balance sheets of Pegasus Communications Corporation and subsidiaries (the “Company” ) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. Our audits also included the financial statement schedule II – valuation and qualifying accounts for the Company as of December 31, 2005 and 2004 and for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended December 31, 2005 the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Communications Corporation and its subsidiaries as of December 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information contained therein.

     As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of Financial Accounting Standard 123R, “Share-Based Payment” using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted option awards, all new subsequent awards, and all subsequent modifications of previously granted awards will be recognized on or after the date of adoption. As discussed in Note 2 to the consolidated financial statements, effective June 2, 2004, the Company deconsolidated certain of its subsidiaries, which filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. During the year ended December 31, 2004, the deconsolidated subsidiaries had represented substantially all of the Company’s operating activities. Also, as discussed in Note 2 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and consolidated two variable interest entities.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, New York
March 3, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
     of Pegasus Communications Corporation:

In our opinion, the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 2003, listed in the index appearing on page F-1, present fairly, in all material respects, the results of operations and cash flows of Pegasus Communications Corporation and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended December 31, 2003. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 20, 2004, except for the effects of the discontinued operations discussed in Note 12, as to which the date is March 31, 2006, and except for the restatement discussed in the Note 4 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2004 Annual Report on Form 10-K, as to which the date is May 13, 2005

Back to Contents

Pegasus Communications Corporation
Consolidated Balance Sheets
(In thousands, except share amounts)
	December 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$29,542	$29,196
Short-term investments	5,267	23,486
Accounts receivable:
Trade, less allowance for doubtful accounts of $24 and $25, respectively	61	74
Other (including due from affiliates of $69 and $46, respectively, and due from Debtors (as defined in Note 2) of $1,557 in 2004)	286	2,842
Prepaid expenses and other current assets	1,320	720

Total current assets	36,476	56,318
Property and equipment, net	21,025	18,664
Intangible assets, net	129,976	142,791
Other noncurrent assets	695	1,628

Total	$188,172	$219,401

Current liabilities:
Current portion of long term debt	$214	$157
Accounts payable	342	971
Accrued expenses and other current liabilities	3,571	7,879

Total current liabilities	4,127	9,007
Investment in Pegasus Satellite Communications, Inc.	—	413,125
Long term debt	7,901	8,131
Other noncurrent liabilities	77	1,425

Total liabilities	12,105	431,688

Commitments and contingencies (see Note 17)
Minority interest	2,912	2,912

Stockholders’ equity (deficiency):
Series C convertible preferred stock, $0.01 par value; 3.0 million shares authorized; shares issued and outstanding: 1,991,147 and 1,938,796, respectively; liquidation preference: $247.5 million and $228.4 million, respectively	20	19
Class A common stock, $0.01 par value; 250.0 million shares authorized; shares issued: 11,634,051 and 11,530,381, respectively; shares outstanding: 11,347,852 and 11,294,198, respectively	116	115
Class B common stock, $0.01 par value; 30.0 million shares authorized; shares issued: 1,832,760; shares outstanding: 1,746,679 and 1,747,288, respectively	18	18
Nonvoting common stock, $0.01 par value; 200.0 million shares authorized; no shares issued and outstanding	—	—
Additional paid in capital	1,416,273	1,412,406
Investment in and receivable from affiliates	(14,655)	(14,661)
Deferred compensation expense	(1,749)	(812)
Accumulated deficit	(1,224,213)	(1,609,619)
Class A and B common stock in treasury, at cost; 372,280 and 321,655 shares, respectively	(2,655)	(2,665)

Total stockholders’ equity (deficiency)	173,155	(215,199)

Total	$188,172	$219,401

See accompanying notes to consolidated financial statements

Back to Contents

Pegasus Communications Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Revenues from wireless high-speed Internet services	$859	$235	$—

Operating expenses:
Wireless high-speed Internet services:
Direct operating expenses	1,439	950	—
Advertising and selling	2,831	1,559	—
General and administrative	2,524	973	—
Depreciation and amortization	881	330	—

Total wireless high-speed Internet services	7,675	3,812	—
Corporate and development expenses (net of $5,689 in 2005 and $5,167 in 2004 allocated to the Debtors under the Support Services Agreement)	4,610	10,557	16,645
Corporate depreciation and amortization (net of $637 in 2005 allocated to the Debtors under the Support Services Agreement	14,693	15,349	15,733
Other operating expenses (net of $420 in 2005 and $5,889 in 2004 allocated to the Debtors under the Support Services Agreement)	3,136	23,302	12,064

Total operating expenses	30,114	53,020	44,442

Loss from operations	(29,255)	(52,785)	(44.442)
Interest expense	(675)	(840)	(778)
Interest income	1,384	802	439
Rental revenue	871	710	918
Other nonoperating income (expense), net	(14)	(498)	75

Loss before equity in affiliates, income taxes, and discontinued operations	(27,689)	(52,611)	(43,788)
Equity in earnings of affiliates	—	—	205
Income tax expense	(30)	(18)	(219)

Loss before discontinued operations	(27,719)	(52,629)	(43,802)
Discontinued operations:
Income (loss) from discontinued operations (including income from derecognition of negative investment in Pegasus Satellite Communications, Inc. of $413,125 in 2005, loss from cumulative effect of consolidating variable interest entities of $2,127 in 2004, and gains on disposal of $10,966 in 2003)	413,125	(493,881)	(110,342)

Net income (loss)	$385,406	$(546,510)	$(154,144)

Basic and diluted per common share amounts:
Loss from continuing operations applicable to common shares	$(3.12)	$(4.86)	$(4.96)
Income (loss) from discontinued operations	31.68	(40.08)	(9.63)

Net income (loss) applicable to common shares	$28.56	$(44.93)	$(14.59)

Weighted average number of common shares outstanding:	13,041	12,323	11,424

See accompanying notes to consolidated financial statements

Back to Contents

Pegasus Communications Corporation
Consolidated Statements of Stockholders’ Equity (Deficiency)
(In thousands)

	Series C Convertible Preferred Stock		Class A Common Stock		Class B Common Stock						Treasury Stock

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Investment in and receivable from Affiliates	Deferred Compensation Expense	Accumulated Deficit	Number of Shares	Cost	Total Stockholders’ Equity (Deficiency)

January 1, 2003	1,808	$18	10,348	$103	1,832	$18	$1,368,274	$—	$—	$(908,965)	662	$(3,843)	$455,605
Net loss										(154,144)			(154,144)
Common stock issued for:
Exercise of warrants and stock options			8	—			47						47
Conversion of preferred stock			22	—			7,028						7,028
Stock plans and awards			502	6			6,031		(1,396)		(13)	171	4,812
Payment of preferred stock dividends			6	—									—
Dividends accrued on preferred stocks							(854)						(854)
Preferred stock exchanged	21	—					1,497						1,497
Investment in affiliate reclassified to contra-equity (see Note 2)								$(11,955)					(11,955)
Warrants issued							8,784						8,784
Class A common stock acquired											715	(6,702)	(6,702)

December 31, 2003	1,829	$18	10,886	$109	1,832	$18	$1,390,807	$(11,955)	$(1,396)	$(1,063,109)	1,364	$(10,374)	$304,118

(continued on next page)

Back to Contents

Pegasus Communications Corporation
Consolidated Statements of Stockholders’ Equity (Deficiency) (continued)
(In thousands)

	Series C Convertible Preferred Stock		Class A Common Stock		Class B Common Stock							Treasury Stock

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Investment in and receivable from Affiliate		Deferred Compensation Expense	Accumulated Deficit	Number of Shares	Cost	Total Stockholders’ Equity / (Deficiency)

January 1, 2004	1,829	$18	10,886	$109	1,832	$18	$1,390,807	$(11,955)		$(1,396)	$(1,063,109)	1,364	$(10,374)	$304,118
Net loss											(546,510)			(546,510)
Common stock issued for:
Exercise of warrants and stock options			340	3			945							948
Conversion of preferred stock	(15)	—	19				2,972							2,972
Stock plans and awards			285	3			4,246			(3,349)		30	(293)	607
Amortization of stock-based deferred compensation expense										3,933				3,933
Dividends accrued on redeemable preferred stocks							(95)							(95)
Preferred stock exchanged	125	1					8,124							8,125
Deemed dividends associated with non-cash redemption of Series D preferred stocks							7,127							7,127
Beneficial conversion feature recovered upon conversion							(1,720)							(1,720)
Shares eliminated through consolidation of variable interest entity												85	(673)	(673)
Investment in and receivable from affiliates reclassified to contra-equity								(2,706)						(2,706)
Deconsolidation of Pegasus Satellite Communications												(1,316)	9,885	9,885
Class A common stock acquired												158	(1,210)	(1,210)

December 31, 2004	1,939	$19	11,530	$115	1,832	$18	$1,412,406	$(14,661)	$	(812)	$(1,609,619)	321	$(2,665)	$(215,199)

(continued on next page)

Back to Contents

Pegasus Communications Corporation
Consolidated Statements of Stockholders’ Equity (Deficiency) (continued)
(In thousands)

	Series C Convertible Preferred Stock		Class A Common Stock		Class B Common Stock						Treasury Stock

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Investment in and receivable from Affiliate	Deferred Compensation Expense	Accumulated Deficit	Number of Shares	Cost	Total Stockholders’ Equity / (Deficiency)

January 1, 2005	1,939	$19	11,530	$115	1,832	$18	$1,412,406	$(14,661)	$(812)	$(1,609,619)	321	$(2,665)	$(215,199)
Net income										385,406			385,406
Common stock issued for:
Exercise of stock options			39	1			360						361
Stock plans and awards			15	—			(172)		(84)		(3)	141	(115)
Preferred stock issued in satisfaction of liability	52	1					1,387						1,388
Fair value of unvested stock options upon initial adoption of FAS 123R							1,628		(1,628)				—
August 2005 stock option modifications							447		(447)				—
Stock option grants after July 1, 2005							104		(104)				—
Amortization of stock-based deferred compensation expense									1,326				1,326
Investment in affiliates								6			1	(6)	—
Class A common stock acquired											79	(276)	(276)
Class A common stock used to acquire intangible assets			50	—			113				(26)	151	264

December 31, 2005	1,991	$20	11,634	$116	1,832	$18	$1,416,273	$(14,655)	$(1,749)	$(1,224,213)	372	$(2,655)	$173,155

See accompanying notes to consolidated financial statements

Back to Contents

Pegasus Communications Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$385,406	$(546,510)	$(154,144)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from derecognition of negative investment in Pegasus Satellite Communications, Inc.	(413,125)	—	—
Cumulative effect of consolidating variable interest entities	—	2,127	—
Loss on extinguishments of debt	—	—	510
(Gain) loss on derivative instruments	—	12	(1,210)
Depreciation and amortization	15,574	87,817	183,488
Amortization of debt discount, premium, and deferred financing fees	—	8,211	26,689
Non-cash incentive compensation	1,191	3,353	4,549
Gain on sale of broadcast television stations	—	—	(10,347)
Equity in earnings (losses) of affiliates and minority interests	—	379	(1,909)
Dividends on preferred stock of subsidiary	—	—	6,978
Bad debt expense	34	3,051	9,105
Impairment losses recognized	—	433,853	829
Payments for broadcast television programming rights	—	(1,226)	(2,733)
Patronage capital programming expense offset	—	(17,923)	(14,475)
Other	127	3,551	3,891
Change in assets and liabilities:
Accounts receivable	1,392	714	1,423
Inventory	—	281	34
Deferred subscriber acquisition costs	—	(4,816)	(21,046)
Prepaid expenses	(602)	(5,800)	894
Other noncurrent assets	1,177	—	—
Accounts payable and accrued expenses	(3,394)	9,005	(18,269)
Accrued interest	—	12,352	8,227
Other	—	391	95

Net cash (used in) provided by operating activities	(12,220)	(11,178)	22,579

Cash flows from investing activities:
Direct broadcast satellite equipment capitalized	—	(4,436)	(21,549)
Capital expenditures for property and equipment	(4,196)	(3,039)	(2,814)
Purchases of intangible assets	(1,201)	(4,322)	(454)
Proceeds from sales of broadcast television stations	—	—	21,593
Short-term investments purchased	(33,828)	(59,547)	(94,574)
Short-term investments sold	52,049	82,918	59,903
Other	(190)	317	689

Net cash provided by (used in) investing activities	12,634	11,891	(37,206)

Cash flows from financing activities:
Borrowings on term loan facilities	—	—	395,500
Repayments of term loan facilities	—	(750)	(239,824)
Repayment of notes	—	—	(67,895)
Net borrowings on revolving credit facility	—	18,000	—
Repayments of other long term debt	(173)	(139)	(2,770)
Purchases of common stock	(276)	(1,210)	(6,531)
Cash received upon exchange of notes	—	—	1,948
Restricted cash	—	(153)	(60,071)
Debt financing costs	—	(2,154)	(17,623)
Proceeds from exercise of stock options	361	948	47
Other	20	566	80

Net cash (used in) provided by financing activities	(68)	15,108	2,861

Net increase (decrease) in cash and cash equivalents	346	15,821	(11,766)
Net decrease in cash and cash equivalents – reclassification of Pegasus Satellite Communications, Inc. to the cost method	—	(22,451)	—
Cash and cash equivalents, beginning of year	29,196	35,826	47,592

Cash and cash equivalents, end of year	$29,542	$29,196	$35,826

See accompanying notes to consolidated financial statements

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements

1.   The Company

General

     Pegasus Communications Corporation (hereinafter referred to as “Pegasus Communications” in its individual capacity as a separate entity) is a Delaware holding corporation listed on the Archipelago Exchange under the ticker symbol “XAN”, and conducts substantially all of its operations through its direct and indirect subsidiaries. All subsequent references to “we,” “us,” “our”, the “Company” and “Pegasus Communications Corporation” refer to Pegasus Communications, together with its direct and indirect consolidated subsidiaries (including Pegasus Satellite Communications prior to deconsolidation (see Note 2 – Basis of Presentation)), and variable interest entities in which we are deemed to hold the primary beneficial interest. Other terms used are defined as necessary when they first appear.

     Our business and assets are concentrated in three areas: (i) the provision of wireless high-speed Internet services to consumers and businesses; (ii) the development of 700 MHz wireless frequencies acquired at auction from the Federal Communications Commission in 2000 and 2001 (our “700 MHz Licenses”); and (iii) the realization of value from intellectual property rights licensed to us in 2000 (our “Personalized Media License”) whose claims cover the provision of certain satellite-delivered interactive media services. We currently offer wireless high-speed Internet service in Texas utilizing licensed frequencies in the 2.5 GHz frequency band (our “Xanadoo(SM)” branded service launched in the first quarter of 2006) and unlicensed frequencies in the 900 MHz, 2.4 GHz and 5 GHz frequency bands (our “Pegasus Broadband(SM)” branded service). As of December 31, 2005, we served approximately 2,500 subscribers.

     Pegasus Communications Corporation is controlled by Marshall W. Pagon, chief executive officer and chairman of the board of directors of Pegasus Communications, by virtue of the ownership of all shares of Pegasus Communications' Class B common stock by affiliates controlled by Mr. Pagon. Because Pegasus Communications’ Class B common stock is entitled to 10 votes per share, and its Class A common stock is entitled to one vote per share, the Class B common stock accounts for a majority of the voting power for matters upon which all classes of voting stock vote together and not by class.

Significant Risks and Uncertainties

     Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions. Our ability to fund operations, capital expenditures, and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, bandwidth costs, subscriber acquisition costs, interest rates, and financial, business, and other factors that are beyond our control. While we believe that our liquidity is sufficient for at least the next twelve months, our resources are unlikely to be sufficient to fund the continued development of our wireless high-speed Internet business in the longer term. Within the next year, we intend to seek additional debt and equity financing to fund the operations of our wireless high-speed Internet business. Our financing options and opportunities will be affected by general and industry specific economic and capital market conditions over which we have no control. We cannot assure that our business will generate sufficient cash flow from operations, or that alternative financing will be available to us in sufficient amounts to support our wireless high-speed Internet business in the longer-term or upon terms that are not significantly dilutive to the ownership of existing stockholders. Our business may also be subject to other risks.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Dividends on our Series C convertible preferred stock series are in arrears at December 31, 2005 (See Note 9). Our ability to pay dividends on common stock is subject to certain limitations imposed by our preferred stock, including restrictions when there are preferred dividend arrearages.

     The value of our Personalized Media License could be affected by significant ongoing patent infringement litigation and United States Patent and Trademark Office re-examination proceedings, the outcomes of which we are presently unable to predict (see Note 17).

2.   Summary of Significant Accounting Policies

Basis of Presentation

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Except as noted hereinafter for Pegasus Satellite Communications, our financial statements include, on a consolidated basis, the accounts of Pegasus Communications, its direct and indirect subsidiaries, and variable interest entities in which we are deemed to hold the primary beneficial interest. All intercompany transactions and balances between consolidated entities have been eliminated. Investments in other entities in which we do not have a significant or controlling interest are accounted for using the cost method. Prior to March 31, 2004, our investment in an entity in which we exercised significant influence but owned less than or equal to 50% was accounted for under the equity method (see Consolidation of Variable Interest Entities and Investment in affiliate below). Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

     The balance in minority interest at December 31, 2005 and 2004 represents holdings by entities controlled by Marshall W. Pagon in Pegasus PCS Partners, a variable interest entity that we have determined we are the primary beneficiary of (see Investment in Affiliate below).

     The financial results of our former subsidiary Pegasus Satellite Communications, Inc. (referred to herein in its individual capacity as “Pegasus Satellite”) and its consolidated subsidiaries (collectively, “Pegasus Satellite Communications”) were included in our consolidated results only through June 2, 2004, the date on which Pegasus Satellite and certain of its subsidiaries (collectively referred to herein as the “Debtors”) filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine (the “Bankruptcy Court”). The Chapter 11 filing did not include Pegasus Communications or its direct subsidiaries other than Pegasus Satellite.

     As a result of the Chapter 11 filing, the operations of the Debtors became subject to the jurisdiction of the Bankruptcy Court and our access to the cash flows of Pegasus Satellite Communications became restricted. Consequently, after June 2, 2004, Pegasus Satellite Communications was deconsolidated from our balance sheet, our negative investment in Pegasus Satellite of $413 million was presented using the cost method, and we no longer consolidated or recorded earnings or losses from Pegasus Satellite Communications’ operations that occurred after June 2, 2004. Prior to the deconsolidation of Pegasus Satellite Communications, Pegasus Communications had investments in Pegasus Satellite’s common stock and its 12-3/4% Series A mandatorily redeemable preferred stock (including accrued dividends) (the “Series A preferred stock”), as well as a note receivable from Pegasus Satellite, all of which were eliminated in consolidation. At December 31, 2004, we aggregated our investment in Pegasus Satellite’s common stock, as well as the deferred loss from our August 2004 release of our claims to the note receivable and dividends or other amounts due and owing in respect of the Series A preferred stock, in the $413 million negative investment in Pegasus Satellite. On May 5, 2005, the Debtors Plan of Reorganization became effective. As such, we reversed our negative investment in Pegasus Satellite and recognized income of $413 million in discontinued operations (see Note 12).

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” provides that consolidated financial statements that include one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings should report condensed combined financial statements of the entities in reorganization proceedings. Pegasus Satellite Communications’ results through June 2, 2004 were included in our consolidated statements of operations as follows (in thousands):

	2004	2003

Corporate expenses and depreciation	$6,106	$14,355
Other operating expenses	9,372	7,366

Loss from operations	(15,478)	(21,721)
Net income tax (expense) benefit	—	(174)
Loss from discontinued operations (including a loss of $2,127 in 2004 from the cumulative effect of consolidated variable interest entities)	(502,026)	(114,760)

Net loss	$(517,504)	$(136,655)

Discontinued operations reported in our consolidated statements of operations are lower than discontinued operations shown above for Pegasus Satellite Communications due primarily to the elimination of inter-company interest expense recorded by Pegasus Satellite on the Series A preferred stock and a note held by Pegasus Communications, partially offset by dividends charged to income in 2003 related to Pegasus Satellite’s Series A preferred stock. As our consolidated financial statements no longer included the results of Pegasus Satellite Communications after June 2, 2004, no condensed financial statements for periods after June 2, 2004 are presented.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to: useful lives and recoverability of our long lived assets, including intangible assets consisting of licenses and intellectual property rights; valuation allowances associated with deferred income tax assets; and valuation of stock-based compensation subject to FAS 123R, as hereinafter defined.

Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. We have cash balances in excess of the federally insured limits at various banks and investment firms.

Short-term Investments

     Short-term investments may include auction rate securities, corporate bonds and government or government agency securities with initial maturities in excess of three months. They are available to fund current operations and are readily converted into cash with minimal market risk. We consider these investments to be “available-for-sale” securities as contemplated by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and accordingly report them at fair value. The fair value of these instruments approximates cost plus accrued interest. Unrealized gains and losses were not material at December 31, 2005 or 2004. Cash flows from purchases, sales and maturities of our short-term investments are classified as cash flows from investing activities and reported gross in our consolidated statements of cash flows.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

Trade Receivables and Related Allowance for Doubtful Accounts

     Trade receivables of our wireless high-speed Internet business are primarily comprised of unpaid subscriber billings and applicable sales taxes net of an estimated provision for uncollectible accounts. Subscription services are generally billed month to month on a staggered basis throughout the month and are billed in advance of services to be rendered for the month. Since subscription services are billed in advance, revenue is deferred until the services are rendered.

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

     Expenditures for major renewals and betterments that extend the useful lives of the related assets are capitalized and depreciated for financial reporting purposes using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or life of the related asset to which the improvement was made. Expenditures for repairs and maintenance are charged to expense when incurred.

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

     Our significant intangible assets include the 700 MHz Licenses, the Personalized Media License, and lease rights to provide wireless services in the 2.5 GHz spectrum. We amortize our 700 MHz Licenses over their initial term of approximately 14 years ending January 1, 2015. We amortize the Personalized Media license over an approximate 15-year period from its January 13, 2000 grant until December 31, 2014, based on our estimate of the life of the technology underlying the patent portfolio and the patent applications. We obtained our 2.5 GHz lease rights beginning in the second half of 2005. The initial terms of our lease rights expire between 2010 and 2017 and the leases generally are subject to renewal. We amortize our 2.5 GHz lease rights over their initial lease terms, which we believe to be shorter than their useful lives.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Intangible assets also include a broadcast license that we determined had an indefinite life because under past and existing Federal Communications Commission’s regulations the license could be routinely renewed indefinitely with little cost. In accordance with FAS 142, this intangible asset is not subject to amortization.

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

     Our long-lived assets that are depreciable or amortizable primarily consist of various licenses, including the 700 MHz Licenses and intellectual property licensed from Personalized Media, property and equipment, and our 2.5 GHz lease rights. Our long-lived assets that are not depreciable or amortizable consist of a broadcast license.

Revenues

     Principal revenue of our wireless high-speed Internet business is earned by providing our service on a subscription basis. Monthly subscription charges for broadband service and any subscriber-leased customer premises equipment are recognized over the monthly service period to which the service pertains. Obligations to provide services beyond the close of an accounting period are recorded as deferred revenues. Upfront activation fees for our Pegasus Broadband service are deferred and recognized as revenue over the twelve month minimum service period committed to by our Pegasus Broadband customers.

Allocation of costs under a Support Services Agreement

     Through August 31, 2005, our consolidated subsidiary, Pegasus Communications Management Company (“Pegasus Management”) provided certain support services to the Debtors, including management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors paid us for such services based on a methodology specified in a Support Services Agreement (the “Support Services Agreement”) approved by the Bankruptcy Court. Over the life of the Support Services Agreement, these services aggregated $25.7 million, including $16.6 million of allocations of general corporate overhead of Pegasus Management and $9.1 million of direct costs that we incurred on behalf of the Debtors and that were reimbursable to us. Pursuant to the Plan of Reorganization (as defined in Note 17 – Proceeding of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code), the Debtors elected to assume (that is, continue to perform, and require performance, under) the Support Services Agreement as of May 5, 2005. On June 1, 2005, Pegasus Management exercised its termination rights under the Support Services Agreement, which consequently terminated on August 31, 2005.

Advertising

     We expense advertising costs as they are incurred. Advertising costs from continuing operations were approximately $0.8 million, $0.3 million and $  -  for the years ended December 31, 2005, 2004, and 2003, respectively.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

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

Net Income (Loss) Applicable to Common Shares and Computation of Per Common Share Amounts

     Net income (loss) applicable to common shares equals net income (loss) as reported adjusted by certain preferred stock-related activity. The computations of net income (loss) applicable to common shares for 2005, 2004, and 2003 were as follows (in thousands):

	2005	2004	2003

Loss before discontinued operations	$(27,719)	$(52,629)	$(43,802)

Preferred stock-related adjustments:
Accumulated and accrued dividends on preferred stock and redeemable preferred stock	(12,914)	(12,726)	(12,856)
Accumulated dividends issued in exchange of Series C for Series D preferred stock	—	(1,609)	—
Gains associated with redemptions of preferred stocks	—	7,127	—

Total preferred stock-related adjustments	(12,914)	(7,208)	(12,856)

Loss from continuing operations applicable to common shares	(40,633)	(59,837)	(56,658)

Income (loss) from discontinued operations	413,125	(493,881)	(110,342)
Gains associated with redemptions of preferred stocks	—	—	360

Income (loss) from discontinued operations applicable to common shares	413,125	(493,881)	(109,982)

Net income (loss) applicable to common shares	$372,492	$(553,718)	$(166,640)

     Basic and diluted per share amounts were the same within each period reported because potential common shares had an anti-dilutive effect on loss from continuing operations available to common shares and were excluded from the computation. Potential common shares derived from convertible preferred stocks, warrants, and stock options were 3.2 million, 3.6 million, and 4.7 million at December 31, 2005, 2004 and 2003, respectively. The per share amounts are computed by dividing loss from continuing operations applicable to common shares and income (loss) from discontinued operations, respectively, by the weighted average number of shares of Class A, Class B and Nonvoting common stock outstanding during the periods reported.

Stock Based Compensation

     We adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123R”) effective as of July 1, 2005 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted option awards, all new subsequent awards, and all subsequent modifications of previous granted awards will be recognized on or after the date of adoption.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Except for the June 2005 Grants (hereinafter described in Note 18), for which approximately $1.6 million of compensation expense for the unvested portion remained to be recognized over their vesting period, all options previously granted under our 1996 Stock Option Plan (hereinafter described in Note 16) were fully vested upon our adoption of FAS 123R on July 1, 2005. Consequently, upon adoption we recorded increases of $1.6 million to “Additional paid in capital” and “Deferred compensation expense”, both of which are included within stockholders’ equity (deficiency) on the accompanying consolidated balance sheets. Deferred stock-based compensation resulting from our adoption of FAS123R and remaining on our balance sheet at December 31, 2005 was approximately $1.7 million, inclusive of amounts recorded for the August Modification (hereinafter discussed in Note 16) and new options granted after July 1, 2005. Furthermore as a consequence of our adoption of FAS 123R, we recognized $522 thousand, or $0.04 per share, of stock-based compensation expense for the year ended December 31, 2005.

     Through June 30, 2005, except as noted below for employees of the Debtors, we accounted for our employee stock based compensation plans, described more fully in Note 16, using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The plans under which these were issued are fixed award plans. Compensation expense with respect to stock options was recognized for the excess, if any, of the fair value of the underlying stock at the date of grant of the option over the exercise price of the option. No compensation expense was recognized for stock purchased by employees through the employee stock purchase plan.

     Both before and after our adoption of FAS 123R, compensation expense with respect to restricted stock and 401K matching contributions is the fair value of the stock at the date of award since the recipient does not pay anything to receive the stock, and is recognized ratably over the period that the underlying award vests.

     Employees of the Debtor entities participate in our stock-based compensation plans. For these employees, unvested balances at June 2, 2004 and any issuances subsequent to June 2, 2004 were accounted for using the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”), since the Debtors’ employees are not considered employees of Pegasus Communications Corporation for purposes of APB 25. We charged the resulting compensation cost to a receivable due from the Debtors.

     The following table illustrates the estimated pro forma effect on our net income (loss) and basic and diluted per common share amounts for net income (loss) applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation for all periods presented (in thousands, except per share amounts):

	2005	2004	2003

Net income (loss)	$385,406	$(546,510)	$(154,144)
Add: stock-based employee compensation expense, net of income tax, included in net income (loss), as reported	597	4,811	3,567
Deduct: stock-based employee compensation expense, net of income tax, determined under the fair value method	(1,096)	(9,809)	(8,927)

Net income (loss), pro forma	$384,907	$(551,508)	$(159,504)

Basic and diluted per common share amounts:
Net income (loss) applicable to common shares, as reported	$28.56	$(44.93)	$(14.59)
Net income (loss) applicable to common shares, pro forma:	$28.52	(45.34)	(15.06)

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Note 16 contains the assumptions used in developing the stock based employee compensation expense under the fair value method used in the above table.

Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. We maintain cash, cash equivalents and short-term investments with various high credit qualified financial institutions, and apply stringent investment guidelines regarding types of securities, credit ratings, maturities and concentration limits in any individual security. Consequently, we believe that any credit risk with respect to cash, cash equivalents and short-term investments is limited. At December 31, 2005, $30.1 million of our cash, cash equivalents and short-term investments were concentrated in an investment portfolio managed by a large banking institution and consisting of money market funds and high grade Eurodollar bonds and Federal Agency securities.

Consolidation of Variable Interest Entities

     Interpretation No. 46, “Consolidation of Variable Interest Entities” was originally issued by the Financial Accounting Standards Board (“FASB”) in January 2003 and was revised in December 2003 (as revised, “FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Effective March 31, 2004, we adopted the provisions of FIN 46R and initially consolidated both Pegasus PCS Partners (see Investment in Affiliate below) and the KB Prime Media Companies (“KB Prime Media”). The consolidation of KB Prime Media as a variable interest entity resulted in a cumulative effect change of a $2.1 million loss or $0.17 cents per share for 2004. As a result of the bankruptcy filing and deconsolidation of the Debtors from our financial statements, the results of operations and the balance sheet of the KB Prime Media are no longer included in our financial statements after June 2, 2004, and the above mentioned cumulative effect change has been classified within discontinued operations in 2005.

Investment in Affiliate

     Pegasus Development has a limited partnership interest in Pegasus PCS Partners, L.P. (“Pegasus PCS Partners”). Pegasus Development has no control or voice in Pegasus PCS Partners’ matters. The general partner of Pegasus PCS Partners is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. Presently, Pegasus PCS Partners’ activities consist principally of investments in related companies, and its assets consist principally of senior preferred equity interests in Pegasus Capital Holdings, LLC (“PCH LLC”), and 86,081 and 85,472 Class B Shares of Pegasus Communications at December 31, 2005 and 2004, respectively. PCH LLC is an entity that is also beneficially controlled by Marshall W. Pagon. At December 31, 2005 and 2004, PCH LLC’s only assets consisted of direct and indirect investments in 1,683,658 and 1,684,267 Class B shares of Pegasus Communications, respectively, as well as an indirect interest in 71,000 Class A shares of Pegasus Communications.

     As previously discussed, we consolidated Pegasus PCS Partners effective March 31, 2004 pursuant to FIN 46. Pegasus PCS Partners’ investment in PCH LLC at December 31, 2005 and 2004 and Pegasus Developments’ investment in PCS Partners at December 31, 2003 are classified within equity since assets of PCH LLC and Pegasus PCS Partners effectively consist principally of direct and indirect investments in equity of Pegasus Communications. As a component of equity, these investments are not tested for impairment nor are any gains or losses of the related partnerships recognized by us.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

New Accounting Pronouncements

     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 did not have a material effect on our consolidated financial position or results of operations.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material effect on our consolidated financial position or results of operations.

     In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our consolidated financial position or results of operations.

     In September 2005, the FASB ratified the EITF’s Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in stockholders’ equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The adoption of these Issues, which are required to be applied to reporting periods beginning after December 31, 2005, will not have a material effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 to have a material impact on our consolidated financial position or results of operations.

     In November 2005, the FASB issued FASB Staff Position FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“FSP 123(R)-3”), which provides a practical transition election for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R) (the “APIC pool”). An entity that adopts FAS 123(R) using either modified retrospective or modified prospective application may take up to one year from the later of its initial adoption of Statement 123(R) or November 10, 2005 to evaluate its available transition alternatives and make a one-time election to adopt the transition method described in FSP 123(R)-3.  If an entity elects the transition method described in this FSP and the entity has previously reported cash flows or results of operations under paragraphs 68 and 81 of FAS 123(R), the effect of applying the transition method described in FSP 123(R)-3 shall be reported as a change in accounting principle in accordance with FAS 154. Since we adopted FAS 123(R) effective July 1, 2005, we must complete our assessment under FSP 123(R)-3 by November 10, 2006.

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'' (''FAS 155''). FAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments, and providing clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. The provisions of FAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. Because of the recent issuance of FAS 155 and given that we are not required to adopt FAS 155 until January 1, 2007, we have not completed our initial assessment of the impact, if any, which FAS 155 may have on our consolidated financial position or results of operations.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

3.      Property and Equipment

     Our property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Towers, antennas, and related equipment (7 to 20 years)	$4,433	$1,160
Equipment, furniture, and fixtures (5 to 10 years)	5,923	5,360
Building and improvements (up to 40 years)	9,736	9,691
Land	5,500	5,500
Other (3 to 5 years)	2,883	2,486

	28,475	24,197
Accumulated depreciation	(7,450)	(5,533)

Property and equipment, net	$21,025	$18,664

     Our total depreciation expense from continuing operations was approximately $1.3 million (net of $0.6 million allocated to the Debtors under the Support Services Agreement), $1.3 million, and $1.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

4.      Intangible Assets

     The term “intangible asset or assets” means an intangible asset or assets other than goodwill. Intangible assets for our continuing operations, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Assets subject to amortization:
Cost:
Licenses:
700 MHz Licenses (14 years)	$95,435	$95,435
Intellectual property rights licensed from Personalized Media (15 years)	112,245	112,245
2.5 GHz lease rights (5 to 12 years)	1,465	—
Other	23	23

	209,168	207,703

Accumulated amortization:
Licenses:
700 MHz Licenses	34,520	27,752
Intellectual property rights licensed from Personalized Media	44,895	37,410
2.5 GHz lease rights	27	—
Other	1	1

	79,443	65,163

Net assets subject to amortization	129,725	142,540
Assets not subject to amortization:
Broadcast television licenses	251	251

Intangible assets, net	$129,976	$142,791

     Total amortization expense from our continuing operations was $14.3 million, $14.3 million, and $14.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     The estimated aggregate amount of amortization expense from our continuing operations for intangible assets subject to amortization is $14.4 million for each of the next five years based on the balance of these assets at December 31, 2005.

     The intellectual property rights licensed from Personalized Media are subject to patent infringement litigation and United States Patent and Trademark Office re-examination proceedings (see Note 17 – Patent Infringement Litigation). At this time, we do not believe there are circumstances that would trigger possible near-term impairment adjustments.

     During 2005, Xanadoo, LLC (“Xanadoo, LLC”, formerly known as Pegasus Broadband Communications, LLC), which is an indirect subsidiary of Pegasus Communications, entered into several asset purchase agreements or letters of intent to acquire, subject to negotiation of definitive agreements and certain conditions precedent, rights to lease Educational Broadcast Services (“EBS”) channels in various markets in Arkansas, Illinois, Kansas, Nebraska, Oklahoma and Texas. The agreements and letters of intent generally provide that the leases will be transferred to Xanadoo, LLC in a series of closings when various conditions precedent have been satisfied. One of these agreements, with Gateway Access Solutions, LLC (“Gateway”), provides that the purchase price for each lease is payable, at the election of Xanadoo, LLC, either fully in cash or 75% in cash and 25% in our Class A common stock, subject to Xanadoo, LLC’s right, for three years following the last closing and exercisable in its sole discretion, to buy back up to 80% of the Class A shares at a price equal to 122% of the market price of such shares when issued. Pursuant to this asset purchase agreement, Gateway also issued a warrant to Xanadoo, LLC on October 19, 2005 to acquire up to that number of shares of stock of Gateway enabling Xanadoo, LLC to hold 14% of the shares of Gateway stock determined on a fully diluted “as converted” basis, which number shall be determined upon Xanadoo, LLC’s initial exercise of the warrant. The warrant is exercisable over a period of ten years from the issuance date of the warrant at a purchase price of $0.03 per share. We have estimated the value of the warrant, using a Black-Scholes pricing model, to be insignificant.

     As of December 31, 2005, Xanadoo, LLC had closed on 21 leases under the asset purchase agreements described above for cash consideration of $1.2 million and the issuance of 76,514 shares of Class A common (valued at $264 thousand), of which 61,212 shares are held in escrow by us pursuant to our repurchase right. At December 31, 2005, the aggregate purchase price for leases not yet acquired under existing letters of intent or asset purchase agreements, as amended, was approximately $3.7 million, of which up to $0.4 million could be payable through the issuance of Class A common.

     Between December 31, 2005 and March 1, 2006, Xanadoo, LLC closed on two additional leases for cash consideration of approximately $0.1 million and the issuance of 5,187 shares of Class A common, of which 4,150 are held in escrow by us pursuant to our repurchase right. Xanadoo, LLC also entered into a letter of intent to acquire certain EBS licenses in West Virginia for cash consideration of approximately $0.6 million.

5.      Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities at December 31, 2005 and 2004 were comprised of the following (in thousands):

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

	2005	2004

Accrued severance	$75	$3,557
Accrued professional fees	371	1,630
Accrued litigation costs (Note 17)	757	—
Accrued health insurance claims	549	1,337
Accrued payroll and benefits	300	201
Equipment purchases	651	—
Other	868	1,154

	$3,571	$7,879

6.      Long Term Debt

     Our long-term debt consisted of the following at December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004

Mortgage payable due February 2010	$8,115	$8,288
Less current maturities	214	157

Long term debt	$7,901	$8,131

     Scheduled maturities of consolidated long-term debt for each of the five years following December 31, 2005 are as follows: $214 thousand in 2006; $224 thousand in 2007; $238 thousand in 2008; $257 thousand in 2009; and $7.2 million in 2010.

     No commitment fees were incurred after June 2, 2004 for any credit facilities. Aggregate commitment fees incurred under all credit facilities outstanding prior to June 2, 2004 were $58 thousand and $428 thousand for the years ended December 31, 2004 and 2003, respectively, classified within discontinued operations.

     Mortgage payable

     The mortgage payable is secured by our corporate headquarters building and land (with a carrying value of $12.7 million at December 31, 2005) in Bala Cynwyd, Pennsylvania, and bore interest at an annual fixed rate of 9.25% through February 25, 2005, then a fixed rate of 8% per annum through December 12, 2005, and thereafter a fixed rate of 7% per annum for the balance of the loan. Interest is computed on the basis of a year consisting of 360 days and the actual number of days elapsed. Monthly payments of principal and interest in arrears are based on a twenty-five year loan amortization schedule through February 25, 2005 and a twenty-year loan amortization schedule thereafter, and all principal and unpaid interest is due and payable on or before February 25, 2010. The loan may be prepaid upon 30 days notice with a prepayment penalty equal to the greater of: a) 1% of the outstanding principal at the time of prepayment, or b) the present value on the date of prepayment of all future principal and interest payments beginning with the payment due on the second month following the pay-off date, less the current outstanding principal balance of the loan. There is no penalty for prepayments made within the last six months of the loan. In the event of a default, the interest rate on unpaid balances becomes 5% higher than the stated rate of the mortgage, and we also would be responsible for payment of the lender’s enforcement costs plus any prepayment penalty arising from acceleration of the loan.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Rural Utilities Service Loan

     On June 22, 2005, Pegasus Rural Broadband, LLC (“Pegasus Rural Broadband”), which is an indirect subsidiary of the Registrant, received confirmation from the Rural Utilities Service (“RUS”) of the United States Department of Agriculture that all conditions precedent for loan closing had been completed and that RUS deemed definitive loan documents providing for Pegasus Rural Broadband to borrow up to an aggregate $13.0 million under the RUS Rural Broadband Access Loan and Loan Guarantee Program (the “Loan”) to be effective as of June 1, 2005. In order to be advanced funds under the loan documents, Pegasus Rural Broadband will need to satisfy certain conditions precedent. Advances received under the Loan will be used to enable Pegasus Rural Broadband to provide broadband services in eligible rural communities. Through the date of this filing, Pegasus Rural Broadband has not requested an initial draw (the “Initial Draw”) under the Loan.

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

     The Loan is secured by all tangible and intangible assets of Pegasus Rural Broadband (the “Collateral”). At December 31, 2005, the Collateral consisted primarily of cash of $3.2 million and property and equipment of $2.6 million. Upon an event of default, the RUS may declare all unpaid principal and interest to be immediately due and payable, and may take possession of the Collateral.

     The RUS’ obligations to release funds for advance and make individual advances under the Loan are subject to Pegasus Rural Broadband satisfying certain conditions to the satisfaction of the RUS, including having had $2.1 million of equity funds on deposit to cover one year’s anticipated operating expense and having, inclusive of any Initial Draw, $4.0 million of equity funds on deposit to be applied against operating expenses for subsequent periods. The Loan also imposes various restrictions upon Pegasus Rural Broadband, including restrictions on: use of proceeds; merger, consolidation and transfer of property; additional indebtedness; creation of encumbrances; disposal of Collateral; distributions and withdrawals of assets; transactions with and extensions of credit to related parties; issuance of preferred stock and; changes in service rates charged for data, video and voice services. The Loan contains other customary covenants, including: maintenance of financial records; rights of inspection; furnishing of quarterly and annual financial reports; constructing, operating and maintaining of Pegasus Rural Broadband’s wireless broadband facilities in accordance with RUS standards and the original loan application; compliance with laws; non-discrimination; and maintenance of a certain financial ratio beginning December 31, 2007.

7.      Leases

     We lease certain buildings, vehicles, various types of equipment and 2.5 GHz licenses through separate operating lease agreements. The operating leases expire at various dates through 2017. Rent expense from our continuing operations for all rentals and leases was approximately $0.4 million, , $0.1 million and $ – for 2005, 2004, and 2003, respectively. At December 31, 2005, minimum lease payments on our noncancellable operating leases with terms in excess of one year scheduled for future years are approximately $0.3 million in each of 2006 and 2007, $0.2 million in 2008, $0.1 million in each of 2009 and 2010, and $0.5 million thereafter.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

8.      Common Stock

     At December 31, 2005, Pegasus Communications Corporations had three classes of common stock: Class A, Class B, and Nonvoting. No shares of Nonvoting stock have been issued. Holders of Class A and Class B are entitled to one vote per share and ten votes per share, respectively. We have authorized shares of 250 million for Class A, 30 million for Class B, and 200 million for Nonvoting. Our ability to pay dividends on common stock is subject to certain limitations imposed by our preferred stock. No dividends were declared for any of the classes of common stock during the years ended December 31, 2005, 2004 or 2003.

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

     Shares included in treasury stock in our consolidated financial statements as of December 31, 2005 include 285,500 Class A shares held by our consolidated subsidiary Pegasus Development Corporation (“Pegasus Development”), 86,081 Class B shares held by Pegasus PCS Partners, a consolidated variable interest entity, and 699 of other Class A shares. Shares included in treasury stock in our consolidated financial statements as of December 31, 2004 include 206,600 Class A shares held by Pegasus Development, 85,472 Class B shares held by Pegasus PCS Partners, and 29,583 of other Class A shares.

     During the years ended December 31, 2005, 2004 and 2003, our subsidiaries purchased an aggregate of 78,900, 157,600 and 702,120 shares, respectively, of the Class A common stock from unaffiliated parties for approximately $0.3 million, $1.2 million and $6.5 million, respectively, that we hold as treasury stock. There were no share purchases subsequent to December 31, 2005.

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

9.      Preferred Stocks

Series C convertible preferred stock

     Each whole share of our Series C convertible preferred stock (“Series C”) has a liquidation preference value of $100 plus accumulated and unpaid dividends, and is convertible at any time at the option of the holder into approximately 0.314 shares of Pegasus Communications’ Class A common stock. This conversion ratio is subject to adjustment under certain circumstances. Holders of shares of Series C are entitled to receive, when, as and if declared by the Board of Directors out of our assets legally available therefore, dividends at a rate of 6-1/2% subject to declaration quarterly on January 31, April 30, July 31, and October 31 of each year. Dividends may be paid, at the option of Pegasus Communications, in cash, shares of Pegasus Communications’ Class A common stock, or a combination thereof. In the past, dividends for this series have all been paid with shares of Class A common stock. Dividends not declared or paid accumulate in arrears until paid, and accumulate without interest. In the event of liquidation, Series C ranks senior to all classes of Pegasus Communications’ common stock. At its option, Pegasus Communication may redeem shares of Series C in whole or part at premiums specified in the certificate of designation for this series. Holders of Series C have no voting rights other than those granted by law, except that: 1) holders voting as a class are entitled to elect two directors to the board of directors in the event dividends payable on the series are in arrears for six quarterly periods until such arrearage is paid in full; 2) holders voting as a class are entitled to vote on matters that affect the terms and ranking of the series; and 3) holders voting as a class are entitled to vote on amendments to Pegasus Communications’ charter that may adversely affect their rights.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     As permitted by the certificate of designation for the Series C, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. Since January 31, 2002, the board of directors only has declared a dividend of $100 thousand on the series that was paid with shares of our Class A common stock. The total amount of dividends in arrears on Series C at December 31, 2005 was $48.4 million, or $24.32 per share. The Series C dividend of $3.2 million, subject to declaration on January 31, 2006, was not declared.

     The net increase in Series C during 2005 was due to the issuance in February 2005 of 52,351 shares of our 6½% Series C convertible preferred stock in satisfaction of a $1.4 million non-current liability to The Blackstone Group L.P. related to investment banking services in connection with the sale of the DIRECTV distribution business of the Debtors. This issuance resulted in the recognition of liquidation preference of $6.3 million (inclusive of accumulation of $1.0 million of undeclared dividends in arrears) and a discount of $4.9 million. For purposes of computing earnings per share, accretion of this discount will not occur until payment of the dividend arrearage becomes known (for that portion of the discount representing dividend arrearage) or redemption of the Series C becomes known.

     The net increase in Series C during 2004 was primarily due to the issuance to an unrelated party in January 2004 of 125,000 shares of Series C, with a fair value of $8.1 million, resulting in the recognition of liquidation preference of $12.5 million, a discount of $4.4 million, and accumulation of $1.6 million of undeclared dividends in arrears. These shares were issued in exchange for all of the remaining 12,500 shares of our Series D junior convertible participating redeemable preferred stock (“Series D”) having a liquidation value of $12.5 million and $1.0 million in associated dividends in arrears. No cash was transferred in this exchange. The exchange was accounted for at fair value as a capital transaction involving equity securities and accordingly, a gain of $7.1 million was recorded as an adjustment to additional paid in capital. In addition, a beneficial conversion feature of $1.7 million associated with the Series D shares was reversed against additional paid in capital.

     The sale of the Debtors’ satellite television assets on August 27, 2004 constituted a change of control of Pegasus Communications Corporation as defined in the certificate of designation of the Series C. On August 27, 2004, holders of record of Series C shares were notified of the change in control and the resulting one time option to convert any or all of their Series C shares into shares of Class A common stock at a special conversion price of $170 per share, which corresponds to a conversion ratio of approximated 0.588 shares of Class A common stock per share of Series C preferred stock. This one time option was available for notices of conversion received between September 27, 2004 and October 26, 2004. For any notice of conversion received after this one time option was available, the conversion will occur at a specified conversion price of $318.75 per share, which corresponds to a conversion ratio of approximately 0.314 shares of Class A common stock per share of Series C preferred stock. In October 2004, one conversion of 15,000 Series C shares with a liquidation preference value of $1.7 million into 8,823 Class A common shares occurred.

     At January 1, 2003, Series C consisted of 1,808,114 shares with a liquidation preference of $189.6 million. The net increase in Series C during 2003 was due to the issuance of 20,682 shares with a fair value of $1.1 million in June 2003 in exchange for shares of Pegasus Satellites’ Series A mandatorily redeemable preferred stock.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

Redeemable Preferred Stock

     At January 1, 2003, Pegasus Communications had the following redeemable preferred stock series outstanding: 12,500 shares of Series D junior convertible participating (“Series D”) and 10,000 shares of Series E 4% junior convertible participating (“Series E”). During 2003, 7,028 shares of Series E with a liquidation preference value of $7.0 million were converted into 22,540 shares of Pegasus Communications’ Class A common stock, and accumulated dividends of $512 thousand associated with the shares converted were paid. The conversion was in accordance with the terms of Series E’s certificate of designation. As discussed above, all remaining 12,500 shares of Series D with a liquidation value of $12.5 million and $1.0 million of associated dividends in arrears were exchanged for 125,000 shares of Series C in January 2004. Also through several transactions during 2004, the remaining 2,972 shares of Series E with a liquidation preference value of $3.0 million were converted into 9,526 shares of Class A common stock and we paid $305 thousand cash to settle accumulated dividends associated with the converted shares. The conversions were in accordance with the terms of the Series E’s certificate of designation.

10.      Other operating expenses

     Other operating expenses from our continuing operations for the years ended December 31, 2005, 2004, and 2003 were as follows (in thousands):

	2005	2004	2003

Compensation-related charges, including incentive compensation, stock awards and severance (net of expenses of $420 and $5,889 allocated to the Debtors in 2005 and 2004, respectively, under the Support Services Agreement)	$264	$10,547	$8,115
Stock option expense under FAS 123R	522	—	—
Write-offs / impairments of long-lived assets		7,273	—
Bankruptcy related legal fees and reorganization items	1,135	3,564	—
Securities litigation-related expenses (Note 17)	1,000	—	—
Accrued loss contingency for a contract claim (see Note 9)	—	1,387	—
Personalized Media patent infringement litigation	—	22	4,012
Other	215	509	(63)

	$3,136	$23,302	$12,064

     The 2004 balance for “write-offs and impairments of long-lived assets” primarily consisted of: a $3.3 million write-off principally comprised of all remaining Ka band license development costs; a $3.0 million charge to fully reserve our collateral for the Ka band license performance bond; and $0.9 million expense related to write-off of capitalized costs for other strategic initiatives. The Ka related charges resulted from uncertain future recoverability of the underlying assets due to our exit from the satellite television business.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

11.      Income Taxes

     Following is a summary of income taxes for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

State and local – current expense	$(30)	$(18)	$(219)

State – deferred benefit (expense):
Net operating loss carryforwards	1,204	449	(4,549)
Valuation allowance	(1,204)	(449)	4,549

Total state deferred	—	—	—

Federal – deferred benefit (expense):
Net operating loss carryforwards	14,060	5,243	(53,060)
Valuation allowance	(14,060)	(5,243)	53,060

Total federal deferred	—	—	—

Net expense attributable to continuing operations	(30)	(18)	(219)

Total income tax expense recorded	$(30)	$(18)	$(219)

     Following were the deferred income tax assets and liabilities at December 31, 2005 and 2004 (in thousands):

	2005	2004

Deferred tax assets:
Current assets and liabilities	$26	$19
Operating loss carryforwards	38,032	22,768
Capital loss carryforwards	116,214	—
Excess of tax basis over book basis:
Investment in Pegasus Satellite	—	280,521
Amortizable intangible assets	13,840	11,282
Capitalized start-up expenses	3,496	3,395
Impaired assets	1,311	1,311
Other	156	837

Total assets	173,075	320,133

Deferred tax liabilities:
Excess of book basis over tax basis:
Property and equipment	(218)	(139)

Total liabilities	(218)	(139)

Net deferred tax assets (liabilities)	172,857	319,994
Valuation allowance	(172,857)	(319,994)

Net deferred tax balance	$—	$—

     After considering both continuing and discontinued operations, nodeferred income tax expense or benefit was recorded for 2005 or 2004 because we were in a net deferred income tax asset position throughout the year against which a full valuation allowance was applied.The valuation allowance decreased $147.1 million during 2005 primarily due to income tax benefits that offset income tax expense resulting from the reversal of our negative investment in Pegasus Satellite.We believed that a valuation allowance sufficient to bring the deferred income tax asset balance to zero at December 31, 2005 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Following is a reconciliation of the federal statutory income tax rate to our effective income tax rate attributable to continuing operations for 2005, 2004, and 2003:

	2005	2004	2003

Statutory rate	35.00%	35.00%	35.00%
Effects of:
Valuation allowance	(33.69)	(24.47)	(31.32)
Results of operations of entities deconsolidated for tax purposes	—	(3.86)	—
Differences in deductible compensation	(0.13)	(2.03)	—
State taxes	(0.11)	(0.03)	(0.50)
Other	(1.18)	(4.64)	(3.68)

Effective tax rate	(0.11)%	(0.03)%	(0.50)%

     At December 31, 2005, we had ordinary operating loss carryforwards for income tax purposes of approximately $100 million that expire beginning 2012 through 2025.

     During 2005, Pegasus Communications and the Debtors entered into an agreement whereby they ceased filing tax returns on a consolidated basis as of January 1, 2004 and allocated between the Debtors and the non-Debtors certain historic tax attributes (primarily related to net operating loss carryforwards) arising in periods preceding the deconsolidation. This agreement also provided that the non-Debtors will not take a deduction for the worthlessness of stock in any Debtor until the date on which Pegasus Communications no longer holds any stock in Pegasus Satellite, provided that such deduction, if not taken earlier, may be in any event taken as of December 31, 2005 or any subsequent date. We will be taking such a worthless stock deduction as of December 31, 2005, with respect to Pegasus Communications’ investment in Pegasus Satellite. It is currently estimated that the amount of the loss realized by Pegasus Communications for tax purposes with respect to its investment in Pegasus Satellite exceeded $300 million. This loss will result in a capital loss carryforward that expires in 2010. We have taken a full valuation allowance for any tax benefit derived from this deduction.

     Our ability to use loss carryforwards may be subject to substantial limitation in future periods under certain provisions of the Internal Revenue Code, including but not limited to Section 382 which applies to corporations that undergo an “ownership change”. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a more than 50% change in ownership of a company (such change refers to a shift in value). The Company believes that it may have undergone one or more ownership changes.

12.      Discontinued Operations

     The Debtors’ Plan of Reorganization became effective on May 5, 2005 (see Note 17 - Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code). Consequently, we reversed our $413 million negative investment in Pegasus Satellite in the second quarter of 2005, and recognized income of $413 million in our Consolidated Statement of Operations within discontinued operations since the cumulative losses giving rise to the negative investment had previously been classified as discontinued operations, as hereinafter discussed.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     As a result of the August 2004 sale of substantially all of the Debtors’ satellite television assets to DIRECTV, Inc., our Annual Report on Form 10-K for the year ended December 31, 2004 included the operations of Pegasus Satellite Communications’ satellite television business and interest expense allocated to the satellite television business in discontinued operations. In this Annual Report on Form 10-K for the year ended December 31, 2005, all of Pegasus Satellite Communications’ operations and interest expense through its June 2, 2004 deconsolidation (including the Debtors’ broadcast television business and the cumulative effect of consolidating KB Prime Media as a variable interest entity), except for allocations of general corporate overhead of Pegasus Management, are classified as discontinued in our consolidated statements of operations, as well as in the condensed statements of operations included in Note 2. Dividends on preferred stock of subsidiary of $7.0 million recognized as a minority interest charge against income in our consolidated statement of operations for the year ended December 31, 2003, related to Pegasus Satellite’s Series A mandatory redeemable preferred stock, are also classified as discontinued in our consolidated statements of operations. These reclassifications resulted from the combination of: a) the Plan of Reorganization submitted in February 2005 which contemplated a liquidation of the Debtors’ assets as well as our disassociation with the Debtors after the effective date of the Plan of Reorganization (except with respect to the Support Services Agreement); and b) our decision in March 2005 not to pursue an acquisition of the broadcast assets of the Debtors.

     Aggregate revenues and pretax loss from discontinued operations included in our consolidated statements of operations were as follows (in thousands):

	January 1, 2004 to June 2, 2004	Year ended December 31, 2003

Revenues	$348,894	$863,460
Pretax loss	(493,881)	(110,342)

     Aggregate revenues and pretax loss from discontinued operations included in Pegasus Satellite Communications’ condensed consolidated statement of operations in Note 2 were as follows (in thousands):

	January 1, 2004 to June 2, 2004	Year ended December 31, 2003

Revenues	$348,894	$863,460
Pretax loss	(502,026)	(114,760)

     As a result of the National Rural Telecommunications Cooperative’s (the “NRTC”) June 2, 2004 notice terminating the exclusive rights of Pegasus Satellite Communications’ satellite television business to distribute DIRECTV services in specified rural territories, we performed an analysis of our direct broadcast satellite rights and other direct broadcast satellite assets to determine whether any impairment had occurred. We determined that the carrying amount of the asset group exceeded the asset group’s estimated, probability-weighted, undiscounted cash flows as of June 2, 2004. Accordingly, Pegasus Satellite Communications recognized an impairment charge of $429.6 million prior to its deconsolidation from Pegasus Communications Corporation. This charge is reported as part of the loss from discontinued operations in our consolidated financial statements, as well as in Pegasus Satellite Communications’ condensed statement of operations included in Note 2.

     In 2003, Pegasus Satellite Communications’ broadcast television business sold three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and we recognized a net gain on the sales of $10.3 million. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in our and Pegasus Satellite Communications’ statements of operations and comprehensive loss. Also included in discontinued operations for 2003 are $670 thousand of impairment charges associated with programming rights of Pegasus Satellite Communications’ broadcast television operations.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Prior to the deconsolidation of Pegasus Satellite Communications, Pegasus Satellite Communications was a party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the “KB Companies”, including KB Prime Media), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall W. Pagon. The KB Companies own a number of Federal Communications Commission television station licenses or permits. The option agreement provided Pegasus Satellite Communications with the exclusive and irrevocable option to purchase capital stock, membership interests, and assets of the KB Companies, subject to the terms and conditions of the agreement. In return for the option, Pegasus Satellite Communications provided cash collateral equal to the principal amount of certain bank loans made to these individuals and entities. Included in discontinued operations for 2003 is income of $1.5 million which Pegasus Satellite Communications received as consideration for waiving its rights under the option agreement to acquire a broadcast television construction permit held by KB Prime Media and consenting to the sale of the permit by KB Prime Media to an unaffiliated party.

13.      Supplemental Cash Flow Information

     Following are significant non-cash investing and financing activities for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Preferred stock dividends, accrued and deemed, with (increase) decrease of additional paid in capital	$—	$(7,032)	854
Payment of preferred stock dividends with shares of stock	—	—	99
Net additional paid in capital from exchanges of preferred stock	—	8,125	1,497
Conversion of preferred stock with issuance of Class A common stock	—	4,426	7,028
Beneficial conversion feature recovered upon conversion	—	1,720	—
Value of common stock warrants applied to debt discount	—	—	8,784
Class A common stock used to purchase intangible assets	264	—	—
Issuance of Series C in satisfaction of liability	1,388	—	—

     We adopted the provisions of FIN 46 on March 31, 2004 (see Note 2) and the impact on our combined condensed balance sheet of consolidating variable interest entities was as follows (in thousands):

Cash	$55
Intangible assets, net	3,999
Other current and noncurrent assets	14

Total assets	$4,068

Current liabilities	$(13)
Other noncurrent liabilities	6,376
Minority interest	2,912
Stockholders’ deficiency:
Investment in affiliate	(2,055)
Accumulated deficit	(2,311)
Class A common stock in treasury	(841)

Total liabilities and stockholders’ deficiency	$4,068

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     We deconsolidated the following assets, liabilities and equity at June 2, 2004 relating to Pegasus Satellite Communications (see Note 2 – Basis of Presentation) (in thousands):

Current assets:
Restricted cash	$62,355
Accounts receivable, net	32,262
Deferred subscriber acquisition costs, net	5,119
Prepaid expenses and other current assets	14,527
Property and equipment, net	50,010
Intangibles, net	991,174
Other non-current assets	158,114

Subtotal – assets	1,313,561

Current liabilities:
Current portion of long-term debt	78,631
Accrued interest (including $4,063 payable to Pegasus Communications)	39,695
Accrued programming fees and commissions	56,550
Litigation accrual	62,719
Accounts payable and other accrued expenses	18,107
Long-term debt	1,323,803
Mandatorily redeemable preferred stock (including $92,156 held by Pegasus Communications)	178,557
Note payable to Pegasus Communications	28,070
Other noncurrent liabilities (including $28,461 dividends payable to Pegasus Communications)	114,484
Minority interest	831
Stockholders’ deficiency	(565,435)

Subtotal – liabilities and stockholders’ deficiency	1,336,012

Net decrease in cash and cash equivalents	$(22,451)

     For 2005, 2004, and 2003, we paid cash interest of $690 thousand, $54.2 million, and $119.5 million, respectively. The decreases in interest paid are attributable to the deconsolidation of Pegasus Satellite Communications in June 2004 (see Note 2 – Basis of Presentation). We paid no federal income taxes in 2005, 2004, and 2003, and the amount paid for state income taxes was not significant in each of 2005, 2004, and 2003.

     As permitted by Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, our consolidated statements of cash flows do not segregate activities of discontinued operations. Cash flows of Pegasus Satellite Communications through its deconsolidation included, among other things, activities from deferred subscriber acquisition costs, patronage capital programming expense offsets, inventory, and all debt except for the mortgage payable described in Note 6 (that is, term loan facilities, notes, revolving credit facilities, derivative instruments, and certain other long-term debt). One of these debt obligations, entered into July 2003, was collateralized by Debtor cash that was reported as restricted cash. “Patronage capital programming expense offset” related to the NRTC’s patronage capital distribution program, under which Pegasus Satellite Communications’ satellite television subsidiaries were eligible to receive allocations of the NRTC’s net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC’s costs) in the form of annual patronage distributions. Throughout each year, we accrued amounts we estimated to receive from the NRTC, with an offsetting reduction to programming fees paid to the NRTC for programming services. Distributions were received in the year subsequent to the year that the accruals were made, and any adjustments to amounts previously accrued were made in the year that distributions were received.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

14.      Financial Instruments

     The carrying amount and fair value of our short-term investments and long-term debt at December 31, 2005 and 2004 were as follows (in thousands):

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term investments	$5,267	$5,267	$23,486	$23,486
Long term debt (including current portion)	8,115	8,400	8,288	8,700

     Fair value of our mortgage payable was estimated using average market interest rate for commercial mortgages disclosed by several lenders.

15.      Warrants

     We have issued warrants to purchase shares of Pegasus Communications’ Class A common and nonvoting common stocks. At December 31, 2005, we had a total of 1,585,606 warrants outstanding which, if exercised, could potentially result in the issuance of 1,529,741 shares of Class A common stock. Information on our warrants outstanding at December 31, 2005 was as follows:

Number Outstanding	Rate of Conversion into Common Stock	Exercise Price	Year of Expiration

25,950.774		$ 37.50	2007
9,656	1.0	36.60	2007
1,000,000	0.4	225.00	2010
550,000(a)	2.0	8.00	2010

(a) Exercisable into shares of nonvoting common stock (the “Warrant Shares”). In the event a holder wishes to sell any issued Warrant Shares, we are required, generally at our option, to either purchase the holder’s Warrant Shares for cash or exchange such Warrant Shares for our most marketable common stock within the meaning of the warrant agreement relating to these warrants. All other warrants are exercisable into shares of Class A common stock.

16.      Stock Plans

     Pegasus Communications Corporation has stock plans under which shares of Pegasus Communications’ Class A common stock may be issued to eligible plan participants, which include employees of the Debtors. The plans are discussed below.

1996 Stock Option Plan

     This plan provides for the granting of nonqualified and qualified options to purchase a maximum of 2.0 million shares of Pegasus Communications’ Class A common stock or, as amended in 2003, shares of nonvoting common stock. Participants in the plan are eligible employees and executive officers, both of Pegasus Communications Corporation and of the Debtors, and non-employee directors. As amended in 2003, a plan participant may be granted a maximum of 400 thousand options in any one year, compared to the maximum grant of 400 thousand options over the term of the plan prior to the amendment. The plan and plan participant maximums are subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications Corporation. The plan terminates in September 2006. The plan provides that the exercise price of options granted is no less than the fair market value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable in accordance with a schedule determined at the time the option is granted. Exercisable options may be exercised any time up to the expiration or termination of the option. Outstanding options become exercisable immediately in the event of a change in control.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Under the 1996 Stock Option Plan, a disposition of all or substantially all of the assets of Pegasus Communications Corporation constitutes a change in control within the meaning of that plan. Consequently, upon the sale of Pegasus Satellite Communications’ satellite television assets on August 27, 2004, all outstanding options under the Stock Option Plan automatically became fully vested and exercisable. However, this acceleration of vesting and exercise terms did not apply to new grants after August 27, 2004. Generally, options issued under the Stock Option Plan remain exercisable until the earlier of the expiration date of the option grant or three months after termination of employment.

Restricted Stock Plan

     This plan provides for the granting of a maximum of 800 thousand shares in the form of restricted stock or, until 2005, options to purchase common stock. Stock issued may be in Pegasus Communications’ Class A common stock or, as amended in 2003, nonvoting common stock. Participants in the plan are eligible employees and executive officers, both of Pegasus Communications Corporation and of the Debtors. The maximum number of shares available annually is subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus Communications Corporation. The plan terminates in September 2006. Recipients of restricted stock awards do not pay for any portion of the stock received. At December 31, 2005 and 2004, share awards of 787,378 and 773,378, respectively had been granted under the plan since inception, including shares of restricted stock of 770,898 and 756,898, respectively, of which 671,469 and 525,790 were vested at December 31, 2005 and 2004, respectively. The grant date fair values of restricted stock issued under the plan were $84 thousand in 2005, $4.1 million in 2004, and $5.0 million in 2003. We recognized compensation expense from continuing operations for restricted stock of $0.8 million, $4.8 million, and $3.6 million in 2005, 2004 and 2003, respectively. The per-share weighted average grant date fair value of shares issued under the plan was $5.95, $14.51, and $13.88 in 2005, 2004, and 2003, respectively.

Stock Options Issued under the 1996 Stock Option and Restricted Stock Plans

     The following table summarizes information about our stock options outstanding at December 31, 2005:

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable at December 31, 2005	Weighted Average Exercise Price

$ 3.30 – 6.77	804,817	$5.61	8.7	405,428	$5.50
7.40 – 13.21	223,423	10.95	8.2	171,571	11.96
35.00 – 234.99	4,540	41.54	5.9	4,540	41.54

Total	1,032,780	$6.92	8.6	581,539	$7.69

     The following table summarizes stock option activity over the past three years:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2003	1,225,882	$59.30
Granted	353,070	13.40
Exercised	(7,578)	5.18
Canceled or expired	(94,040)	50.97

Outstanding at December 31, 2003	1,477,334	48.02
Granted	225,380	10.72
Exercised	(130,892)	7.32
Canceled or expired	(95,734)	44.67

Outstanding at December 31, 2004	1,476,088	46.06
Granted	710,297	5.96
Exercised	(39,434)	8.88
Canceled or expired	(1,114,171)	(58.09)

Outstanding at December 31, 2005	1,032,780	6.92

Options exercisable at December 31, 2003	1,060,960	59.25
Options exercisable at December 31, 2004	1,476,088	46.06

     If we had used the fair value method of valuing our stock options prior to our adoption of FAS 123R on July 1, 2005, the estimated weighted average fair value of options granted would have been $4.96 per share for the six months ended June 30, 2005 and $8.66, and $9.88 per share for 2004, and 2003, respectively. The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended June 30,	Year ended December 31,

	2005	2004	2003

Risk free interest rate	3.8%	3.9%	2.7%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	107.3%	94.1%	87.9%
Weighted average expected life (years)	6.0	6.0	6.0

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Pursuant to authorization from our Board of Directors, in June 2005 we granted options to purchase 429,500 shares of our Class A common stock (the “June 2005 Grants”) under our 1996 Stock Option Plan. These stock options had an aggregate grant date fair value of approximately $2.1 million (or a weighted average fair value of $4.87 per share), a ten year term, and will be fully vested between June 2008 and September 2008. The grant date fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate – 3.8%; dividend yield – 0.0%; volatility factor – 107.3%; expected life – 6 years. The Company also granted 14,000 restricted shares, with a grant date value of approximately $84 thousand (or $5.95 per share), during the 2005 second quarter; such shares will be fully vested by June 2007. Additionally, in August 2005 our officers and outside directors surrendered approximately 468 thousand stock options in exchange for the issuance under the 1996 Stock Option Plan of approximately 233 thousand new stock options (the “August Modification”). The surrendered options were fully vested as of June 30, 2005 and had exercise prices ranging from $13.21 to $202.19 with a weighted average exercise price of approximately $74. For every six options surrendered, the holders received three new options: one option with an exercise price of $5.06, one option with an exercise price of $6.32, and one option with an exercise price of $7.59. Each option granted has a ten year term. The new options were 25% vested on the date of grant with ratable monthly vesting for the remainder through August 2008. Pursuant to FAS 123R, compensation expense of approximately $0.4 million, representing the incremental grant date fair value of the new options over the fair value of the old options immediately prior to their surrender, was recorded on the grant date as increases to “Additional paid in capital” and “Deferred compensation expense”, to be recognized over the vesting period of the new options. These fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate – 4.1%; dividend yield – 0.0%; volatility factor – 108.2%; expected life – 6 years for the new options, 2.9 years for the surrendered options.

Employee Stock Purchase Plan

     On August 18, 2005, our board of directors terminated our existing Employee Stock Purchase Plan effective as of July 1, 2005. Prior to this date, all eligible employees of Pegasus Communications Corporation and the Debtors participated in the employee stock purchase plan, which provided for the automatic grant of options to purchase Pegasus Communications’ Class A common stock or, as amended in 2003, nonvoting common stock. The maximum number of shares issuable under the plan was 600 thousand, subject to adjustment under certain circumstances specified in the plan. Eligible plan participants were those who completed at least 30 days of employment. No otherwise eligible plan participant could be granted an option if such plan participant, immediately before or after the option is granted, owned stock possessing five percent or more of the total combined voting power or value of all classes of stock of Pegasus Communications, including stock which the plan participant may purchase under options outstanding under any other program intended to qualify as an employee stock purchase plan. Eligible plan participants could contribute up to 10% of their base or regular rate of compensation through payroll deductions to purchase newly issued shares of Pegasus Communications under the plan. Each plan participant was limited in any calendar year to purchasing no more than $25,000 in fair market value of shares purchased under all of our outstanding employee stock purchase plans. Options to purchase shares were granted on the first business day of the first month of each calendar quarter, and options were automatically exercised on the last business day of the last month of each calendar quarter. Option terms were three months ending on the last day of the last month of each calendar quarter. The exercise price of options was 85% of the lesser of the per share fair market value of Class A common stock on the grant date or exercise date. The number of shares of Class A common stock issued under this plan was 2,957, 17,555, and 32,438 in 2005, 2004, and 2003, respectively.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

401(k) Plan

     Pegasus Communications maintains a 401(k) plan that covers eligible employees of Pegasus Communications Corporation and the Debtors in the United States. Substantially all individuals that complete two months of service are eligible to participate. Participants other than highly compensated employees of Pegasus Communications Corporation and the Debtors are permitted to make salary deferral contributions, subject to dollar limitations imposed by existing tax laws, of up to 50%. Highly compensated employees of Pegasus Communications Corporation and the Debtors may make salary deferral contributions of no more than 15%. Pegasus Communications matches 100% of plan participant contributions up to 6% of plan participants’ before tax salary contributed. Pegasus Communications may make additional contributions at its discretion to eligible plan participants. Pegasus Communications’ contributions to the plan are allocable to each participant’s account. Pegasus Communications’ contributions are made in the form of its Class A common stock or in cash used to purchase its Class A common stock. Pegasus Communications has authorized and reserved for issuance up to 82 thousand shares of Class A common stock in connection with the plan. Pegasus Communications’ contributions to the plan are subject to limitations under applicable laws and regulations. All participant contributions to the plan are fully vested at all times and all of Pegasus Communications’ contributions, if any, vest ratably from two to four years of service. Pegasus Communications’ contributions are fully vested for participants that have at least four years of service at the date of the contribution. The expense from continuing operations for these plans was approximately $0.1 million, $0.3 million, and $0.3 million for 2005, 2004, and 2003, respectively.

Pegasus Communications 2005 Equity Incentive Plan

     On August 18, 2005, our board of directors adopted the Pegasus Communications 2005 Equity Incentive Plan (the "2005 Plan"). We intend to request our stockholders to approve the 2005 Plan at the next annual meeting of stockholders.

     The 2005 Plan provides for the granting of: a) incentive stock options (“ISOs”) and nonqualified stock options ("NQSOs") to purchase shares (except that ISOs may not be granted after August 17, 2015); b) stock appreciation rights, referred to as Exercisable SARs, representing the right to receive, upon exercise an amount in shares measured by the appreciation in share value since the date of grant; c) stock appreciation rights, referred to as Vesting SARs, representing the right to receive, after the right vests, an amount in cash measured by appreciation in share value; d) restricted stock subject to time-based and/or performance-based vesting; e) restricted stock units representing the right to receive an amount measured by the value of a share of stock, subject to time-based or performance-based vesting; f) stock subject to the attainment of designated performance goals; g) stock subject to the continued provision of service to Pegasus Communications or its subsidiaries; h) stock awarded as a bonus; and i) dividend equivalent rights representing the right to receive a benefit in lieu of cash dividends on stock. Employees, consultants and non-employee directors of Pegasus Communications and its consolidated subsidiaries may receive awards under the 2005 Plan, except that ISOs may only be granted to employees of Pegasus Communications and its consolidated subsidiaries.

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

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     The exercise price of any stock options granted may not be less than 100% of the fair market value of the underlying shares on the date of grant (110% in the case of an ISO granted to a greater-than-10% stockholder). No option term may exceed 10 years from the date of grant (five years in the case of an ISO granted to a greater-than-10% stockholder).

     No awards have been granted under the 2005 Plan.

17.      Commitments and Contingencies

Legal Matters

Proceedings of Pegasus Satellite Under Chapter 11 of the Bankruptcy Code

     In February 2005, the Debtors commenced solicitation of votes on their First Amended Joint Chapter 11 Plan (as amended through the date of confirmation, the “Plan of Reorganization”). The Plan of Reorganization specified the treatment of allowed claims against the Debtors and provided for the creation of a liquidating trust (the “Liquidating Trust”) to hold all of the Debtors’ assets, liquidate any remaining non-cash assets, resolve any disputed claims and make distributions to holders of allowed claims in accordance with the Plan of Reorganization. The Plan of Reorganization was confirmed by order of the Bankruptcy Court entered April 15, 2005 and became effective on May 5, 2005. Upon plan effectiveness, the liquidating trustee appointed pursuant to the Plan of Reorganization (the “Liquidating Trustee”) has full control over the Debtors’ management and operations, as well as the unilateral right to cancel our common share ownership in Pegasus Satellite at any time without any right of recovery by us.

     Pursuant to the Plan of Reorganization, the Liquidating Trustee will be responsible for investigating and prosecuting or settling any claims or causes of action of the Debtors existing on the date the Plan of Reorganization became effective (the “Liquidating Trust Claims”). Liquidating Trust Claims include any claims of the Debtors against Pegasus Communications and its non-Debtor subsidiaries, as well as any claims against the officers and directors of the non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement (the “Global Settlement Agreement”) entered into on July 30, 2004 by Pegasus Satellite Communications, Pegasus Communications, DIRECTV Inc., the National Rural Telecommunications Cooperative, and the creditors committee representing the unsecured creditors of the Debtors. Under the Global Settlement Agreement, the Debtors released any and all claims against the non-Debtors and the officers and directors of the Debtors and the non-Debtors arising on or prior to August 27, 2004, excluding claims, if any, arising under the Support Services Agreement. The Global Settlement Agreement did not release any claims of third parties held in their individual capacity and not derivatively. Although we do not believe that any Liquidating Trust Claims have arisen that are likely to result in any material liability to us, we may be required to incur costs in connection with the Liquidating Trustee’s investigation or assertion of any such claims and, if the Liquidating Trustee were to successfully assert any such claims, we could be subject to payment of damages in connection therewith. Further, to the extent any such claims are asserted against our officers and directors, we may incur indemnification obligations in connection therewith.

     We are currently in active negotiations with the Liquidating Trustee to discuss final accounting under the terms of the Support Services Agreement. Actual amounts upon a final settlement with the Liquidating Trustee may be different than what is currently reflected in our financial statements.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

Patent Infringement Litigation

     On December 4, 2000, our direct subsidiary Pegasus Development Corporation (“Pegasus Development”) and Personalized Media Communications, LLC (“Personalized Media”) filed a patent infringement lawsuit in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation (“Hughes”), Thomson Consumer Electronics (“Thomson”), and Philips Electronics North America Corporation (“Philips”). Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants’ alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media’s portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development’s exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of DIRECTV, Inc.

     In this litigation, Pegasus Development and Personalized Media assert infringement of claims from the following patents: U.S. Patent Nos. 4,694,490 (“the ’490 patent”); 4,965,825 (“the ’825 patent”); 5,109,414 (“the ’414 patent”); 5,233,654 (“the ’654 patent”); 5,335,277 (“the ’277 patent”); and 5,887,243 (“the ’243 patent”). Each of these six patents issued from a line of seven applications claiming priority back to November 3, 1981. The inventors of these patents appreciated the synergy that might result from combining television broadcasts with computer processing power at a consumer’s home or at a broadcast station. That is, they designed a television system that employed significant processing power at each stage of the television program distribution system and linked those stages with digital signals that could coordinate the processing at one or more stages.

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

     In April through December 2003, the United States Patent and Trademark Office granted petitions filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. On April 14, 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants’ motion pending a disposition of the United States Patent and Trademark Office’s reexamination of several of the patents in suit. Also on May 14, 2003, the Delaware district court denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. In April 2005, an examiner in the United States Patent and Trademark Office issued office actions for two of the patents under reexamination, finding that most of the claims of the ’490 patent and all of the claims of U.S. Patent No. 4,704,725 (the ‘725 patent”, which is not asserted in the Delaware litigation) are not patentable. In May through July 2005, an examiner in the United States Patent and Trademark Office issued office actions for the ’243, ’277, ’654 and ’825 patents, finding that the majority of claims in each of the patents are not patentable. In December 2005, an examiner in the United States Patent and Trademark Office issued an office action for the ‘414 patent, finding that the majority of the claims in that patent are not patentable. Personalized Media responded to the office actions for the ’490 and ‘725 patents, and the United States Patent and Trademark Office thereafter issued final office actions, to which Personalized Media responded and has appealed. Personalized Media responded to the office action for the '654 patent, and the United States Patent and Trademark Office thereafter issued a final office action, to which Personalized Media is expected to respond in April 2006. For the other, non-final, office actions, Personalized Media has filed responses with the patent examiner. For all of the patents, Personalized Media is entitled to appeal any final adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     Separately, in 2002, Personalized Media asserted many of the same patent claims against Scientific-Atlanta, Inc. in federal district court in Atlanta, Georgia. Pegasus Development is not a party to that suit. On March 1, 2005, the special master in that case issued a claim construction report and recommendation, largely favorable to Personalized Media, which was then substantially adopted by the district court. Fact discovery in that matter is substantially complete. Following a hearing in July 2005, the district court sought positions from the parties whether some or all further proceedings should be stayed pending some developments in the reexaminations discussed above. After allowing some discovery to go forward, the court subsequently stayed proceedings, pending further resolution of the reexamination of the patents in suit. Should the court issue rulings on the merits of Personalized Media’s case in Georgia, those rulings are not binding as a matter of law upon those persons not parties to this Georgia litigation (including Pegasus Development). Nonetheless, the Delaware court may be impacted by the Georgia rulings for guidance on common issues of fact or law, especially if the Atlanta litigation has been heard and ruled upon the by U.S. Court of Appeals for the Federal Circuit.

Securities Litigation

     On May 26, 2005, AIG Global Investments Corp., AIG SunAmerica Asset Management Corp., and the Variable Annuity Life Insurance Company (collectively, the “AIG Plaintiffs”), all of which are members of American International Group, Inc., sued Pegasus Communications, Pegasus Communications’ Chief Executive Officer, and Pegasus Communications’ then Chief Financial Officer in the Eastern District of Pennsylvania alleging violations of federal and state securities fraud laws, common law fraud and related claims (the “AIG Litigation”). The AIG Plaintiffs’ claims are based upon the allegation that certain public statements made by Pegasus Communications during the period from July 2002 to May 2004 concerning its subsidiary, Pegasus Satellite, were materially false and misleading because such statements failed to disclose that Pegasus Satellite’s exclusive rights to distribute DIRECTV satellite television programming services within certain defined territories could be terminated prematurely without cause and without the consent of Pegasus Satellite as early as 2004. The AIG Plaintiffs claim that they relied on these statements to purchase more than $50 million of securities of Pegasus Communications and Pegasus Satellite from July 2002 until May 2004, which have since decreased in value, allegedly causing damages to the AIG Plaintiffs of greater than $20 million.

     On November 8, 2005, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of federal securities fraud laws. The lawsuit names as defendants Pegasus Communications, its Chief Executive Officer, and two former Chief Financial Officers. The class action plaintiff’s claims are based on the allegation that certain public statements made by Pegasus Communications during the period from November 2000 to March 2004 were false and misleading for substantially the same reasons set forth by the AIG Plaintiffs. The class action lawsuit seeks class certification, damages together with interest thereon, and costs and expenses of the litigation. No dollar amount is set forth in the complaint for any alleged damages.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

     We believe that the allegations under the two cases described above are without merit and intend to vigorously defend against them. In addition, Pegasus Communications maintains directors’ and officers’ liability insurance that we believe will cover any adverse judgment and all costs associated with these lawsuits beyond a $1 million deductible. In December 2005, the judge in the AIG Litigation denied our motion to dismiss without prejudice. As a result management estimates that any resolution to the AIG Litigation and the class action suit would result in amounts in excess of our insurance deductible. As such, we accrued $757 thousand as of December 31, 2005 which represents amounts in excess of costs incurred through December 31, 2005 which would be applied to the deductible. It is possible that other parties may bring actions relating to claims similar to those asserted by the AIG Plaintiffs and the plaintiff in the class action suit.

Other Legal Matters

     In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

SEC Investigation

     On August 11, 2004, Pegasus Communications and its subsidiaries received an investigative subpoena from the Securities and Exchange Commission (“SEC”) to produce documents related to it and its subsidiaries’ practices in reporting the number of subscribers of its direct broadcast satellite business. Subsequent to our receipt of the subpoena, we sold our direct broadcast satellite business to DIRECTV, Inc. While we are cooperating fully with the SEC in its investigation, we cannot predict the outcome of the SEC's investigation or when the investigation will be resolved.

Commitments and other contingencies

     At December 31, 2005, we had various purchase commitments for Pegasus Broadband-related internet connectivity, for which we expect to make payments of $457 thousand in 2006, $222 thousand in 2007, $43 thousand in 2008, $36 thousand in 2009 and $24 thousand in 2010.

     In June 2005, we negotiated an amendment to a communication services contract that began in 2002 pursuant to which the non-cancellable purchase commitment of $7.8 million at December 31, 2004 would be eliminated in exchange for a $1 million payment. We made this payment, of which $770 thousand was reimbursed by the Liquidating Trust, in July 2005.

     We provide for health insurance claims on a self-insured basis, subject to reinsurance for large claims. At December 31, 2005 and 2004, our balance sheet reflects accrued liabilities for health claims of $549 thousand and $1.3 million, respectfully, representing estimated claims incurred but not yet reported.

     In connection with our initial investment in a licensing arrangement with Personalized Media (see Note 18), Pegasus Communications issued to Personalized Media 1,000,000 warrants to purchase 400,000 shares of its Class A common stock at an exercise price of $225 per share. The warrants expire if not exercised prior to January 2010. If the warrants are exercised within 120 days before the end of their ten-year term, and if the market price per share of our Class A common stock at the time of exercise exceeds the per-share exercise price of $225 by less than $80, we will be required to pay the exercising holder the difference between $80 per share and the amount of that excess.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

18.      Related Party Transactions

     As discussed in Note 2, Pegasus Development has a limited partnership interest in Pegasus PCS Partners, the general partner of which is an entity beneficially controlled by Marshall W. Pagon, our Chairman of the Board and Chief Executive Officer. We consolidated Pegasus PCS Partners effective March 31, 2004 pursuant to FIN 46. Pegasus Development’s share of Pegasus PCS Partners undistributed results of operations included in our results from continuing operations was income of $205 thousand in 2003. Pegasus Development granted Marshall Pagon a ten-year option to purchase its interest in Pegasus PCS Partners for the market value of that interest, payable in cash or by delivery of marketable securities. Such option expires in 2012.

     Pegasus Development has a licensing arrangement with Personalized Media. Mary Metzger, a member of Pegasus Communications’ board of directors, has a controlling interest in Personalized Media. Pegasus Development paid a total of $112.2 million in a combination of $14.3 million cash, 80,000 shares of Pegasus Communications Class A common stock, and warrants to purchase 400,000 shares of Class A common stock in 2000 to enter into the arrangement. Pegasus Development’s carrying amount of the license it recorded with respect to this arrangement was $67.4 million and $74.8 million at December 31, 2005 and 2004, respectively. The license provides Pegasus Development with an exclusive field of use with respect to Personalized Media’s patent portfolio concerning the distribution of satellite services from specified orbital locations. For the year ended December 31, 2003, Pegasus Development paid an annual fee for this license of $100 thousand. No further fees for the license were due.

     We provided accounting and administrative services to companies affiliated with Marshall W. Pagon and paid certain expenses on behalf of the affiliated companies. This arrangement ceased to be effective January 1, 2005. We recorded receivables from the affiliated companies for an allocation of our accounting and overhead costs related to the services we provided and for payments we made to third parties for certain legal, accounting and corporate organizational fees. Since 2003, the largest amount of receivables outstanding at any time occurred in February 2003 of approximately $656 thousand. No interest has been charged with respect to amounts outstanding, and the receivables do not have fixed repayment terms. These affiliate receivables, which aggregated $526 thousand at both December 31, 2005 and 2004, were classified as a component of equity within “investment in and notes receivable from affiliates”.

     On October 28, 2004, we terminated a split dollar insurance agreement (“2001 Agreement”) with Marshall W. Pagon and an insurance trust established by him. The termination releases us from all future obligations under the 2001 Agreement in exchange for a $2.3 million cash payment to Mr. Pagon. The payment was determined by calculating the net present value of payments we were required to make under the 2001 Agreement and subtracting the net present value of the repayments the insurance trust was required to make to us. The net amount was increased to reflect the fact that the payment is taxable compensation to Mr. Pagon, while our payments under the 2001 Agreement were not. The termination of the split dollar insurance agreement resulted in a $2.3 million charge to “corporate and development expenses” in the fourth quarter of 2004.

     See Note 2– Basis of Presentation for transactions with the Debtors pursuant to a Support Services Agreement whereby we received reimbursement for certain expenditures incurred on behalf of the Debtors.

Back to Contents

Pegasus Communications Corporation
 Notes to Consolidated Financial Statements — (Continued)

19.      Industry Segments

     As a consequence of our decision not to pursue an acquisition of the broadcast television assets of the Debtors, and the resulting classification of Pegasus Satellite Communications’ broadcast television business as discontinued in periods prior to its deconsolidation on June 2, 2004, our reportable operating segments have changed. Currently, our sole reportable operating segment is our wireless high-speed Internet business. We reported identifiable assets for our wireless high-speed Internet business of $11.3 million and $8.7 million at December 31, 2005 and 2004, respectively.

20.      Quarterly Information (Unaudited; in thousands, except per share amounts)

	Quarter Ended

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Net revenues	$180	$215	$216	$248
Loss from operations	(6,241)	(6,719)	(7,844)	(8,451)
Income from discontinued operations	—	413,125	—	—
Net income (loss)	(5,937)	406,848	(7,474)	(8,031)
Basic and diluted per common share amounts:
Net income (loss) applicable to common shares, including accumulated preferred stock dividends	(0.70)	30.87	(0.82)	(0.87)
	Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Net revenues	$26	$44	$61	$104
Loss from operations	(13,499)	(20,713)	(9,641)	(8,932)
Loss from discontinued operations	(55,003)	(438,878)	—	—
Net loss	(68,378)	(459,437)	(9,431)	(9,264)
Basic and diluted per common share amounts:
Net loss applicable to common shares, including accumulated and deemed preferred stock dividends	(5.90)	(38.45)	(0.97)	(0.87)

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

Description	Balance at Beginning of Period	Additions Charged To Expenses	Additions Charged To Other Accounts	Deductions		Balance at End of Period

Allowance for
Doubtful Accounts
Year 2005	$25	$34	$—	$35(a)		$24
Year 2004	312	25	—	312	(a)	25
Year 2003	300	248	—	236	(a)	312

Valuation Allowance for Net
Deferred Income Tax Assets
Year 2005	$319,994	$(147,137)	$—	$—		$172,857
Year 2004	86,127	233,867	—	—		319,994
Year 2003	37,642	48,485	—	—		86,127
(a)	Amounts written off, net of recoveries.

S-1

Back to Contents

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.1 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission March 31, 2003).
3.2	By-Laws of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.6 to the Form 10-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission April 2, 2001).
3.3	Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6-1/2% Series C Convertible Preferred Stock of Pegasus Communications Corporation (which is incorporated herein by reference to Exhibit 3.8 to the Form 10-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission April 2, 2001).
4.1	Warrant and Investor Rights Agreement, dated April 2, 2003, among Pegasus Communications Corporation and the parties set forth on Schedule I thereto (which is incorporated herein by reference to Exhibit 4.1 to Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission April 3, 2003).
4.2	Amendment No. 1 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on Schedule I thereto dated as of July 30, 2003 (which is incorporated herein by reference to Exhibit 4.2 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission August 5, 2003).
4.3	Amendment No. 2 to Warrant and Investor Rights Agreement among Pegasus Communications Corporation and the parties set forth on Schedule I thereto dated as of August 1, 2003 (which is incorporated herein by reference to Exhibit 4.3 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission on August 5, 2003).
4.6	Warrant Agreement between Pegasus and First Union National Bank (which is now Wachovia), as Warrant Agent relating to the Warrants issued in connection with Pegasus' Series A preferred stock (which is incorporated by reference to Exhibit 10.32 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595), filed March 19, 1997).
4.7	Series PMC Warrant Agreement dated January 13, 2000 between Pegasus Communications Corporation and Personalized Media Communications, LLC (which is incorporated by reference to Exhibit 10.6 to Pegasus’ Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).
10.1+	Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 5 (which is incorporated herein by reference to Exhibit 10.8 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.2+	Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 4 (which is incorporated herein by reference to Exhibit 10.9 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.3+	Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission May 17, 2001).
10.4+	Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.15 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).

1

Back to Contents

10.4.1+	Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.16 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.5+	Description of Long-Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.17 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 15, 2004).
10.6+	Pegasus Communications Corporation Short Term Incentive Plan (Corporate and Satellite) for calendar year 2004 (which is incorporated herein by reference to Exhibit 10.14 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.6.1+	Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate and Satellite) for calendar year 2004 (which is incorporated herein by reference to Exhibit 10.14.1 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.7+*	Pegasus Communications Corporation Short Term Incentive Plan for calendar year 2005.
10.8+	Pegasus Communications 2005 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on November 9, 2005).
10.9+	Executive Employment Agreement effective as of June 1, 2002 for Ted S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission August 14, 2002).
10.10+	Amended and Restated Employment Agreement for Ted S. Lodge dated September 28, 2004 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on October 4, 2004).
10.11	Global Settlement Agreement by and among Pegasus Satellite Communications, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries listed therein), Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the statutory committee of the unsecured creditors duly appointed in the Chapter 11 Case, and the other parties listed therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).
10.12	Lock-up agreement by and among Pegasus Communications Corporation, Pegasus Satellite Communications, Inc. and its direct and indirect subsidiaries, the statutory committee of unsecured creditors duly appointed in the Chapter 11 Cases and each member of the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases listed on the signature pages therein dated as of July 30, 2004 (which is incorporated herein by reference to Exhibit 10.3 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 3, 2004).
10.13.1+	Debtors’ Motion for Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Management Retention Plan (which is incorporated herein by reference to Exhibit 10.15.1 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.13.2+	Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Management Retention Plan, as Modified, and Scheduling a Final Hearing (which is incorporated herein by reference to Exhibit 10.15.2 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).

2

Back to Contents

10.13.3+	Second Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Management Retention Plan, As Further Modified (which is incorporated herein by reference to Exhibit 10.15.3 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.13.4+	Debtors’ Supplemental Motion for Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Supplemental Management Retention Plan (which is incorporated herein by reference to Exhibit 10.15.4 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.13.5+	Order Pursuant to 11 U.S.C. §§ 363(b) and 105(a) Authorizing and Approving Implementation of Supplemental Management Retention Plan (which is incorporated herein by reference to Exhibit 10.15.5 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.14	Support Services Agreement, effective as of May 1, 2004, between Pegasus Communications Management Company and all Pegasus Communications’ operating subsidiaries, including the Debtors (which is incorporated herein by reference to Exhibit 10.16 to the Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on May 18, 2005).
10.15	Patent License Agreement dated January 13, 2000 between PMC Satellite Development, L.L.C and Personalized Media Communications L.L.C. (which is incorporated by reference to Exhibit 10.4 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080), filed February 25, 2000).
10.16	Stipulation and Order of the United States Bankruptcy Court, District of Maine, entered April 14, 2005 (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on April 20, 2005).
21.1*	Subsidiaries of Pegasus Communications Corporation
23.1*	Consent of Marcum & Kliegman LLP
23.2*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included on Signatures page).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________
*	Filed herewith.
+	Indicates a management contract or compensatory plan.

3