Form 10QSB
period 2006-03-31
PEGASUS COMMUNICATIONS CORP /
filed 2006-05-15
CIK 1135338

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-32383

PEGASUS COMMUNICATIONS CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3070336 (IRS Employer Identification Number)

c/o Pegasus Communications Management Company; 225 City Line Avenue, Suite 200, Bala Cynwyd, PA (Address of principal executive offices)	19004 (Zip code)
Issuer’s telephone number: (610) 934-7000

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES       NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES       NO

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2006:

Class A Common Stock, $0.01 par value (excluding 285,500 shares held by a consolidated subsidiary and 5,113 shares held in treasury)	11,364,105
Class B Common Stock, $0.01 par value (including 86,081 shares held by Pegasus PCS Partners, a variable interest entity which we determined that we are the primary beneficiary of)	1,832,760
Non-Voting Common Stock, $0.01 par value	—

Transitional Small Business Disclosure Format (Check one): YES       NO

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

Form 10-QSB

Table of Contents

For the Quarterly Period Ended March 31, 2006

Back to Contents

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Pegasus Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2006	December 31, 2005

	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$14,205	$29,542
Short-term investments	15,183	5,267
Accounts receivable, net (including due from affiliates of $69 in 2005)	77	347
Prepaid expenses and other current assets	999	1,320

Total current assets	30,464	36,476
Property and equipment, net of accumulated depreciation of $7,963 and $7,450, respectively	21,406	21,025
Intangible assets, net of accumulated amortization of $83,050 and $79,443, respectively	126,981	129,976
Other noncurrent assets	1,268	695

Total	$180,119	$188,172

Current liabilities:
Current portion of long term debt	$212	$214
Accounts payable	449	342
Accrued expenses and other current liabilities	3,353	3,571

Total current liabilities	4,014	4,127
Long term debt	7,845	7,901
Other noncurrent liabilities	330	77

Total liabilities	12,189	12,105

Commitments and contingent liabilities (see Note 11)	—	—
Minority interest	2,912	2,912

Stockholders’ equity:
Series C convertible preferred stock	20	20
Common stocks	134	134
Other stockholders’ equity	1,397,441	1,397,214
Accumulated deficit	(1,232,577)	(1,224,213)

Total stockholders’ equity	165,018	173,155

Total	$180,119	$188,172

See accompanying notes to condensed consolidated financial statements

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,

	2006	2005

Revenues from wireless high-speed Internet services	$301	$180

Operating expenses:
Wireless high-speed Internet services:
Direct operating expenses	421	307
Advertising and selling	487	787
General and administrative	1,549	428
Depreciation and amortization	352	163

Total wireless high-speed Internet services	2,809	1,685
Corporate and development expenses (net of $2,341 in 2005 allocated to the Debtors under the Support Services Agreement, as defined in Note 9)	1,801	509
Corporate depreciation and amortization (net of $411 in 2005 allocated to the Debtors under the Support Services Agreement)	3,769	3,419
Other operating expenses (net of $(646) income in 2005 allocated to the Debtors under the Support Services Agreement)	701	808

Total operating expenses	9,080	6,421

Loss from operations	(8,779)	(6,241)
Interest expense	(141)	(174)
Interest income	364	318
Rental revenue	198	174
Other nonoperating income (expense)	1	(14)

Loss before income taxes	(8,357)	(5,937)
Income tax expense	7	—

Net loss	$(8,364)	$(5,937)

Basic and diluted net loss applicable per common share	$(0.89)	$(0.70)

Basic and diluted weighted average number of common shares outstanding	13,031	13,069

See accompanying notes to condensed consolidated financial statements

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,

	2006	2005

Net cash used in operating activities	$(3,611)	$(550)

Cash flows from investing activities:
Capital expenditures for property and equipment	(895)	(470)
Purchases of intangible assets	(641)	—
Short-term investments purchased	(12,898)	—
Short-term investments sold	3,169	23,486
Deposits and other	(403)	14

Net cash (used in) provided by investing activities	(11,668)	23,030

Cash flows from financing activities:
Repayments of long term debt	(58)	(35)
Proceeds from exercise of stock options	—	350
Other	—	(16)

Net cash (used in) provided by financing activities	(58)	299

Net (decrease) increase in cash and cash equivalents	(15,337)	22,779
Cash and cash equivalents, beginning of period	29,542	29,196

Cash and cash equivalents, end of period	$14,205	$51,975

See accompanying notes to condensed consolidated financial statements

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Pegasus Communications Corporation (referred to herein in its individual capacity as “Pegasus Communications”), together with its direct and indirect consolidated subsidiaries and variable interest entities in which we are deemed to hold the primary beneficial interest (collectively, “we,” “us,” “our”, “the Company” and “Pegasus Communications Corporation”).

All intercompany transactions and balances between consolidated subsidiaries and variable interest entities have been eliminated. The financial statements are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes, which had no impact on the Company’s statement of operations for the three months ended March 31, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Management’s Plans and Liquidity

As of March 31, 2006, we had $29.4 million of aggregate cash, cash equivalents, and short-term investments and believe that our capital resources and liquidity are sufficient to meet our contractual obligations for at least the next twelve months. However, our resources are unlikely to be sufficient to fund the continued development of our wireless high-speed Internet business in the longer term, and consequently, we intend to seek additional debt and equity financing to fund the operations of our wireless high-speed Internet business. Our financing options and opportunities will be affected by general and industry specific economic and capital market conditions over which we have no control. Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified or upon terms that are not significantly dilutive to the ownership of existing shareholders.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Summary of Certain Accounts

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2006	December 31, 2005

Accrued severance	$263	$75
Accrued professional fees	522	371
Accrued litigation costs (Note 11)	589	757
Accrued health insurance costs	570	549
Accrued payroll and benefits	391	300
Equipment purchases	258	651
Other	760	868

	$3,353	$3,571

In connection with the separation of certain of its employees, the Company accrued severance of approximately $489 thousand during the three months ended March 31, 2006. The accrued severance is included in the Company’s accrued expenses and other current liabilities and its other non-current liabilities for approximately $236 thousand and $253 thousand, respectively.

Other operating expenses

Other operating expenses were as follows (in thousands):

	Three months ended March 31,

	2006	2005

Compensation-related charges:
Severance (net of $(957) income in 2005 allocated to the Debtors under the Support Services Agreement)	$426	$(66)
Incentive compensation (net of $311 expense in 2005 allocated to the Debtors under the Support Services Agreement)	—	146
Amortization of stock-based deferred compensation expense	185	320
Professional fees	90	408

	$701	$808

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Stockholders’ Equity

The change in stockholders’ equity from December 31, 2005 to March 31, 2006 consisted of the following (in thousands):

	Number of Shares Issued – Series C convertible preferred stock	Series C convertible preferred stock	Number of shares issued – Common stock	Common stock	Other stockholders’ equity	Accumulated Deficit	Total Stockholders’ Equity

December 31, 2005	1,991	$20	13,466	$134	$1,397,214	$(1,224,213)	$173,155

Net loss						(8,364)	(8,364)
Common stock issued for stock plans and awards			7	—	23		23
Amortization of stock-based deferred compensation expense					185		185
Class A common stock used to acquire intangible assets			5	—	19		19

March 31, 2006	1,991	$20	13,478	$134	$1,397,441	$(1,232,577)	$165,018

Our Series C convertible preferred stock (“Series C”), with a par value of $0.01 per share, had a liquidation preference, inclusive of accumulated dividends in arrears, of $250.8 million and $247.5 million at March 31, 2006 and December 31, 2005, respectively. Dividends not declared accumulate in arrears until paid. At March 31, 2006, total dividends in arrears on Series C, which have accumulated since January 31 2002, were $51.7 million, or $25.95 per share of Series C. The dividend of $3.2 million subject to declaration on April 30, 2006 was not declared.

The number of outstanding shares of our Class A and B common stocks, each with par values of $0.01 per share, at March 31, 2006 and December 31, 2005 was 13,103,884 and 13,094,531, respectively. Shares outstanding as of March 31, 2006 exclude 285,500 shares held by our consolidated subsidiary, Pegasus Development Corporation (“Pegasus Development”), 86,081 shares held by Pegasus PCS Partners, a consolidated variable interest entity, and 5,827 shares held in treasury. Shares outstanding as of December 31, 2005 exclude 285,500 shares held by Pegasus Development, 86,081 shares held by Pegasus PCS Partners, and 699 shares held in treasury.

Repurchases of our securities may be made from time to time under a previously granted standing authorization, depending on market conditions and other considerations, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases, nor any minimum purchase commitment. There were no such share repurchases during the quarter ended March 31, 2006 nor during the subsequent period through the filing date of this Form 10-QSB.

No dividends were declared or paid on common stocks during the three months ended March 31, 2006.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Per Common Share Amounts

Net loss applicable to common shares equals net loss as reported adjusted by certain preferred stock-related activity. The computations of net loss applicable to common shares were as follows (in thousands):

	Three Months Ended March 31,

	2006	2005

Net loss	$(8,364)	$(5,937)
Preferred stock-related adjustment:
Accumulated dividends on preferred stock	(3,236)	(3,207)

Net loss applicable to common shares	$(11,600)	$(9,144)

Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at March 31, 2006 and 2005 were 3.2 million and 3.4 million, respectively. The per share amounts are computed by dividing net loss applicable to common shares, by the weighted average number of common shares outstanding during the periods reported.

5.	Supplemental Cash Flow Information

Significant non-cash investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,

	2006	2005

Class A common stock used to purchase intangible assets	19	—
Issuance of Series C in satisfaction of liability	—	1,388

6.	Intangible Assets

Pursuant to various asset purchase agreements or letters of intent in effect as of May 1, 2006, Xanadoo, LLC (“Xanadoo, LLC”), which is an indirect subsidiary of Pegasus Communications, holds rights to 2.5 GHz Educational Broadcast Services (“EBS”) or Broadband Radio Service (“BRS”) channels in markets in Arkansas, Illinois, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Texas and West Virginia. The agreements and letters of intent generally provide for leases of 2.5 GHz channels to be transferred to Xanadoo, LLC in series of closings when various conditions precedent have been satisfied. Purchase prices under one of these agreements may be paid, at the election of Xanadoo, LLC, either fully in cash or 75% in cash and 25% in our Class A common stock, subject to Xanadoo, LLC’s right, for three years following the last closing and exercisable in its sole discretion, to buy back up to 80% of the Class A shares at a price equal to 122% of the market price of such shares when issued.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Between January 1, 2006 and March 31, 2006, Xanadoo, LLC closed on leases for cash consideration of approximately $0.6 million and the issuance of 5,187 shares of Class A common (valued at $19 thousand), of which 4,150 shares are held in escrow pursuant to our repurchase right. At March 31, 2006, a total of 65,362 shares are held in escrow by us pursuant to our repurchase right. Between April 1, 2006 and May 1, 2006, Xanadoo, LLC closed on additional leases for cash consideration of approximately $186 thousand and the issuance of 4,700 shares of Class A common (valued at $14 thousand), of which 3,760 are held in escrow by us pursuant to our repurchase right.

As of May 1, 2006, the aggregate purchase price for leases and licenses not yet acquired under letters of intent or asset purchase agreements that are subject to the satisfaction of conditions precedent was approximately $3.7 million, of which up to approximately $0.2 million could be payable, at our option, through the issuance of Class A common.

7.	Income Taxes

The net deferred income tax asset balance at March 31, 2006 was approximately $176.2 million, offset by a valuation allowance in the same amount. The net deferred income tax asset increased approximately $3.4 million from December 31, 2005, primarily due to the effect of ordinary operating loss carryforwards. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2006 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate for the three months ended March 31, 2006 to virtually zero.

Our ability to use loss carryforwards may be subject to substantial limitation in future periods under certain provisions of the Internal Revenue Code, including but not limited to Section 382 which applies to corporations that undergo an “ownership change”. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a more than 50% change in ownership of a company (such change refers to a shift in value). The Company believes that it may have undergone one or more ownership changes in periods prior to 2005.

8.	Stock Plans

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123R”) effective as of July 1, 2005 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted option awards, all new subsequent awards, and all subsequent modifications of previous granted awards will be recognized on or after the date of adoption. Deferred stock-based compensation resulting from our adoption of FAS 123R and remaining on our balance sheet at March 31, 2006 and December 31, 2005 was approximately $1.5 million and $1.7 million, respectively. Furthermore, as a consequence of our adoption of FAS 123R, we recognized $164 thousand, or $.01 per share, of stock-based compensation for the three months ended March 31 2006.

Through June 30, 2005, we accounted for stock options issued to our employees using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for the net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended March 31, 2005

Net loss, as reported	$(5,937)
Add: stock-based employee compensation expense included in net loss, as reported	322
Deduct: stock-based employee compensation expense determined under the fair value method	(332)

Net loss, pro forma	$(5,947)

Basic and diluted per common share amounts (see Note 4):
Net loss applicable to common shares, as reported	$(0.70)
Net loss applicable to common shares, pro forma	$(0.70)

9.	Support Services Agreement

Through August 31, 2005, our consolidated subsidiary, Pegasus Communications Management Company (“Pegasus Management”) provided certain support services to our former subsidiary Pegasus Satellite Communications, Inc and certain of its subsidiaries (collectively referred to as the “Debtors”) which had filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine (the “Bankruptcy Court”) on June 2, 2004. These support services included management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors paid us for such services based on a methodology specified in a Support Services Agreement (the “Support Services Agreement”) approved by the Bankruptcy Court.

10.	Industry Segments

Currently, our sole reportable operating segment is our wireless high-speed Internet service business. We reported identifiable assets for this operating segment of $13.2 million and $11.3 million at March 31, 2006 and December 31, 2005, respectively.

11.	Commitments and Contingent Liabilities

Proceedings of the Debtors Under Chapter 11 of the Bankruptcy Code

Upon the Debtors’ plan of reorganization becoming effective on May 5, 2005, a liquidating trustee (the “Liquidating Trustee”) was appointed with responsibility for investigating and prosecuting or settling any claims or causes of action of the Debtors existing on May 5, 2005 (the “Liquidating Trust Claims”). Liquidating Trust Claims include any claims of the Debtors against Pegasus Communications Corporation and its non-Debtor subsidiaries (collectively, the “Non-Debtors”), as well as any claims against the officers and directors of the Non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement (the “Global Settlement Agreement”) entered into on July 30, 2004 by the Debtors, Pegasus Communications, DIRECTV Inc., the National Rural Telecommunications Cooperative, and the creditors committee representing the unsecured creditors of the Debtors. Under the Global Settlement Agreement, the Debtors released any and all claims against the non-Debtors and the officers and directors of the Debtors and the non-Debtors arising on or prior to August 27, 2004, excluding claims, if any, arising under the Support Services Agreement. The Global Settlement Agreement did not release any claims of third parties held in their individual capacity and not derivatively. Although we do not believe that any Liquidating Trust Claims have arisen that are likely to result in any material liability to us, we may be required to incur costs in connection with the Liquidating Trustee’s investigation or assertion of any such claims and, if the Liquidating Trustee were to successfully assert any such claims, we could be subject to payment of damages in connection therewith. Further, to the extent any such claims are asserted against our officers and directors, we may incur indemnification obligations in connection therewith.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In this litigation, Pegasus Development and Personalized Media assert infringement of claims from the following patents: U.S. Patent Nos. 4,694,490 (“the ‘490 patent”); 4,965,825 (“the ‘825 patent”); 5,109,414 (“the ‘414 patent”); 5,233,654 (“the ‘654 patent”); 5,335,277 (“the ‘277 patent”); and 5,887,243 (“the ‘243 patent”).

In March 2003, a hearing was held before a special master appointed by the Delaware district court to recommend constructions of disputed terms in the patent claims in suit. On March 24, 2003, the special master issued his report, recommending claim constructions largely favorable to the plaintiffs. The report of the special master is subject to review by the district judge.

In 2003, the United States Patent and Trademark Office granted petitions filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. In April 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants’ motion pending a disposition of the United States Patent and Trademark Office’s reexamination of several of the patents in suit, and denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. From April 2005 to December 2005, an examiner in the United States Patent and Trademark Office issued office actions finding that the majority of claims in each of the patents are not patentable. Personalized Media responded to the office actions for the ‘490 and ‘654 patents, and the United States Patent and Trademark Office thereafter issued final office actions, to which Personalized Media responded and appealed in the case of the ‘490 patent or is expected to appeal in the case of the ‘654 action. Personalized Media responded to the office action for the ‘277 patent, and the United States Patent and Trademark Office thereafter issued a final office action, to which Personalized Media is expected to respond in May 2006. For the other, non-final, office actions (i.e., for the ‘243, ‘424, and ‘825 patents), Personalized Media has filed responses with the patent examiner. For all of the patents, Personalized Media is entitled to appeal any final adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Separately, in 2002, Personalized Media asserted many of the same patent claims against Scientific-Atlanta, Inc. in federal district court in Atlanta, Georgia. Pegasus Development is not a party to that suit. The proceedings in this case are also stayed, pending some developments in the reexaminations discussed above. After allowing some discovery to go forward, the court subsequently stayed proceedings, pending further resolution of the reexamination of the patents in suit. Should the court issue rulings on the merits of Personalized Media’s case in Georgia, those rulings are not binding as a matter of law upon those persons not parties to this Georgia litigation (including Pegasus Development). Nonetheless, the Delaware court may be impacted by the Georgia rulings for guidance on common issues of fact or law, especially if the Atlanta litigation has been heard and ruled upon the by U.S. Court of Appeals for the Federal Circuit.

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

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We believe that the allegations under the two cases described above are without merit and intend to vigorously defend against them. In addition, Pegasus Communications maintains directors’ and officers’ liability insurance that we believe will cover any adverse judgment and all costs associated with these lawsuits beyond a $1 million deductible. In December 2005, the judge in the AIG Litigation denied our motion to dismiss without prejudice. As a result management estimates that any resolution to the AIG Litigation and the class action suit would result in amounts in excess of our insurance deductible. As such, we accrued $757 thousand as of December 31, 2005 which represents amounts in excess of costs incurred through December 31, 2005 which would be applied to the deductible. The balance remaining on this accrual at March 31, 2006 was $589 thousand. It is possible that other parties may bring actions relating to claims similar to those asserted by the AIG Plaintiffs and the plaintiff in the class action suit.

Other Legal Matters

In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

SEC Investigation

On August 11, 2004, Pegasus Communications and its subsidiaries received an investigative subpoena from the Securities and Exchange Commission (“SEC”) to produce documents related to it and its subsidiaries’ practices in reporting the number of subscribers of its direct broadcast satellite business. Subsequent to our receipt of the subpoena, we sold our direct broadcast satellite business to DIRECTV, Inc. While we are cooperating fully with the SEC in its investigation, we cannot predict the outcome of the SEC’s investigation or when the investigation will be resolved. To the extent there are expenses incurred by current and/or former directors, officers and employees in connection with the investigation, the Company, pursuant to its bylaws, may be required to indemnify such expenses.

Pegasus Communications Savings Plan

The Company is the sponsor of a 401(k) plan, the Pegasus Communications Savings Plan (the “401K Plan”), for which the Company believes that it failed discrimination testing for select periods prior to 2005. The Company is reviewing its testing and intends to make corrections to the 401K Plan in accordance with applicable IRS guidance, which would require additional contributions to be made to the 401K Plan. Contributions may be made through contributions of the Company’s Class A common stock and/or cash. Since the Company is still evaluating to what extent additional contributions may need to be made, the ultimate outcome of this matter can not be determined with any certainty at this time.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Communications Corporation that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this Report, the words “estimate,” “project,” “believe,” “anticipate,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward looking statement. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this Report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; the availability and terms of capital to fund the expansion of our businesses; and other factors mentioned in this report and in other reports filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein in Item 1.

General

Our business and assets are concentrated in three areas: (i) the provision of wireless high-speed Internet services to consumers and businesses; (ii) the development of 700 MHz wireless frequencies acquired at auction from the Federal Communications Commission in 2000 and 2001 (our “700 MHz Licenses”); and (iii) the realization of value from intellectual property rights licensed to us in 2000 (our “Personalized Media License”) whose claims cover the provision of certain satellite-delivered interactive media services. We currently offer wireless high-speed Internet service in Texas utilizing licensed frequencies in the 2.5 GHz frequency band (our “Xanadoosm” branded service launched in the first quarter of 2006) and unlicensed frequencies in the 900 MHz, 2.4 GHz and 5 GHz frequency bands (our “Pegasus Broadbandsm” branded service). As of May 1, 2006, we served approximately 3,000 subscribers.

We began acquiring rights to licensed frequencies in the 2.5 GHz frequency band in 2005. As of May 1, 2006, such rights include:

(in thousands)	Population	MHz Pop (1)

2.5 GHz (2)	7,844	312,548

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

(1) “MHz Pop” is calculated by multiplying the total megahertz within a licensed area by the total population that reside within that area.

(2) We hold rights to 2.5 GHz Education Broadcast Services (“EBS”) or Broadband Radio Service (“BRS”) channels in various markets in Arkansas, Illinois, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Texas and West Virginia. Our rights include rights to EBS and BRS channels covering 3.6 million people and 153 million MHz Pop under asset purchase agreements or letters of intent which are subject to conditions precedent that have not yet been satisfied. There can be no assurance that these conditions will be met.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make certain estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities. Actual results could differ from those estimates. Significant estimates and accounting policies relate to: useful lives and recoverability of our long lived assets, including intangible assets consisting of licenses and intellectual property rights; valuation allowances associated with deferred income tax assets; and valuation of stock-based compensation. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed on April 6, 2006, in Note 2 of the Notes to the Consolidated Financial Statements and the Use of Estimates and Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of operations - 2006 vs. 2005

Revenues from our wireless high-speed Internet services for the three months ended March 31, 2006 were $0.3 million, up $0.1 million, or 67%, from the comparable 2005 period, due to an expansion of the business and increases in the number of subscribers.

Operating expenses for our wireless high-speed Internet services for the three months ended March 31, 2006 were $2.8 million, an increase of $1.1 million, or 67%, from the comparable 2005 period. These include an increase in direct operating expense of $0.1 million due to 2.5 GHz lease payments and rent for towers added in our Xanadoo-branded service markets; a decrease in advertising and selling of $0.3 million due primarily to a reduction in installation personnel and related costs in our Pegasus Broadband-branded service markets; an increase in general and administrative expense of $1.1 million primarily due to $0.8 million higher compensation-related costs from the redeployment of certain corporate personnel to the wireless high-speed Internet service business and the hiring of general managers in each of our Xanadoo service markets; and an increase in depreciation and amortization of $0.2 million resulting from depreciation of 2.5 GHz tower equipment and amortization of 2.5 GHz lease rights.

Corporate and development expenses for the three months ended March 31, 2006 were $1.8 million, an increase of $1.3 million, or 254%, from the comparable 2005 period, reflecting the absence of any expense allocations to the Debtors under the Support Services Agreement in 2006.

Other operating expenses for the quarter ended March 31, 2006 were $0.7 million, a decrease of $0.1 million, or 13%, from the prior year. This decrease was primarily due to a $0.3 million decrease in professional fees, partially offset by a $0.2 million increase in compensation related charges.

Our net deferred income tax asset at March 31, 2006 increased by $3.4 million from December 31, 2005 due to the effects of ordinary operating loss carryforwards, and was offset by an increase in a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2006 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended March 31, 2006 to virtually zero.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

Liquidity and Capital Resources

Net cash used in operating activities was $3.6 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. The principal reasons for the $3.0 million change between 2006 and 2005 were: an approximate $0.7 million increase in operating cash used by our wireless high-speed Internet business, and a $2.4 reduction in working capital primarily reflecting the absence of cashflows from the Debtors under the Support Services Agreement.

Net cash used in investing activities was $11.7 million in 2006, compared with net cash of $23.0 million provided by investing activities in 2005. The change primarily reflects net purchases of short-term investments of $9.7 million in 2006, compared with net sales of short-term investments of $23.4 million in 2005, as well as cash used to expand our wireless high-speed Internet business infrastructure.

Net cash used in financing activities was $58 thousand in 2006, compared with net cash provided of $0.3 million in 2005. The change primarily reflects the absence in 2006 of proceeds from exercise of stock options.

We project that our capital expenditures for the balance of 2006, funded through existing capital resources, will be $5.6 million, including investments in property and equipment of $2.0 million, and acquisitions of 2.5 GHz spectrum rights of $3.6 million.

Dividends not declared on our 6-1/2% Series C convertible preferred stock accumulate in arrears until paid. The total amount of dividends in arrears on Series C at March 31, 2006, which have accumulated since January 2002, was $51.7 million. The dividend of $3.2 million subject to declaration on April 30, 2006 was not declared. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

At March 31, 2006, approximately $24.7 million of our cash, cash equivalents, and short-term investments were concentrated in an investment portfolio consisting of money market and high-grade financial instruments with initial maturities of less than six months. A large financial institution manages this investment portfolio. Due to the nature of the financial instruments and the firm that is managing them, we believe that any risk associated with this concentration is limited.

Our indirect subsidiary, Pegasus Rural Broadband, LLC (“Pegasus Rural Broadband”), may borrow up to an aggregate $13.0 million under the Rural Utilities Service (the “RUS”) of the United States Department of Agriculture’s Rural Broadband Access Loan and Loan Guarantee Program under a loan authorization effective as of June 1, 2005 (the “RUS Loan Authorization”). The RUS’ obligations to release funds for advance and make individual advances under the Loan Authorization are subject to Pegasus Rural Broadband satisfying certain conditions to the satisfaction of the RUS, including having had $2.1 million of equity funds on deposit to cover one year’s anticipated operating expense and having, inclusive of any initial draw, $4.0 million of equity funds on deposit to be applied against operating expenses for future periods. Furthermore, the Loan contains covenants restricting our ability to access excess cashflows of Pegasus Rural Broadband. The RUS Loan Authorization and any borrowings thereunder are secured by all tangible and intangible assets of Pegasus Rural Broadband (the “Collateral”). At March 31, 2006, the Collateral consisted primarily of cash of $3.3 million and property and equipment of $2.4 million. Upon an event of default, the RUS may declare all unpaid principal and interest to be immediately due and payable, and may take possession of the Collateral. To date, Pegasus Rural Broadband has not drawn against the Loan Authorization.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

As of March 31, 2006, we had $29.4 million of aggregate cash, cash equivalents, and short-term investments and believe that our capital resources and liquidity are sufficient to meet our contractual obligations for at least the next twelve months. However, our resources are unlikely to be sufficient to fund the continued development of our wireless high-speed Internet business in the longer term, and consequently, we intend to seek additional debt and equity financing to fund the operations of our wireless high-speed Internet business. Our financing options and opportunities will be affected by general and industry specific economic and capital market conditions over which we have no control. Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified or upon terms that are not significantly dilutive to the ownership of existing shareholders.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

ITEM 3.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, with the participation of the Company’s Chief Executive Officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, March 31, 2006. Based on this evaluation, the Chief Executive Officer, principal financial officer and principal accounting officer concluded that these controls and procedures, as of such date, were effective in providing reasonable assurance of achieving their desired control objectives.

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For information relating to the proceedings of Pegasus Satellite Communications, Inc. under Chapter 11 of the U.S. Bankruptcy Code, patent infringement litigation, a civil suit brought by certain members of the American International Group, Inc., a class action suit, and an SEC investigation, we incorporate by reference herein the disclosure reported under Note 11 of the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-QSB and Note 17 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2006 and May 1, 2006, we issued 9,887 shares of our Class A common stock to Gateway Access Solutions, LLC (“Gateway”) as partial consideration for the acquisition of Gateway’s rights to lease certain Educational Broadcast Services channels in the 2.5 GHz spectrum. 7,910 of these shares are held in escrow by us pursuant to our repurchase right, as discussed more fully in Note 6 of this Quarterly Report on Form 10-QSB. We have claimed exemption for registration of the securities issued to Gateway under Section 4(2) of the Securities Act of 1933.

ITEM 6.   EXHIBITS.

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

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasus Communications Corporation

May 15, 2006	By:	/s/ Ronald B. Stark
Date
Ronald B. Stark
Vice President of Finance (principal accounting officer)