Form 10QSB
period 2006-06-30
PEGASUS COMMUNICATIONS CORP /
filed 2006-08-14
CIK 1135338

 Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2006:

Class A Common Stock, $0.01 par value (excluding 285,500 shares held by a consolidated subsidiary and 923 shares held in treasury)	11,401,493
Class B Common Stock, $0.01 par value (including 86,081 shares held by Pegasus PCS Partners, a variable interest entity which we determined that we are the primary beneficiary of)	1,832,760
Non-Voting Common Stock, $0.01 par value	—

Transitional Small Business Disclosure Format (Check one): Yes    No

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

Form 10-QSB

Table of Contents

For the Quarterly Period Ended June 30, 2006

Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures	24

Certifications	25

Back to Contents

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Pegasus Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2006	December 31, 2005

	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$12,831	$29,542
Short-term investments	9,715	5,267
Accounts receivable, net (including due from affiliates of $86 and $69)	237	347
Prepaid expenses and other current assets	1,228	1,320

Total current assets	24,011	36,476
Property and equipment, net of accumulated depreciation of $7,513 and $7,450, respectively	21,447	21,025
Intangible assets, net of accumulated amortization of $86,687 and $79,443, respectively	124,998	129,976
Other noncurrent assets	621	695

Total	$171,077	$188,172

Current liabilities:
Current portion of long term debt	$216	$214
Accounts payable	998	342
Accrued expenses and other current liabilities	3,639	3,571

Total current liabilities	4,853	4,127
Long term debt	7,790	7,901
Other noncurrent liabilities	270	77

Total liabilities	12,913	12,105

Commitments and contingent liabilities (see Note 11)	—	—
Minority interest	2,912	2,912

Stockholders’ equity:
Series C convertible preferred stock	20	20
Common stocks	135	134
Other stockholders’ equity	1,397,702	1,397,214
Accumulated deficit	(1,242,605)	(1,224,213)

Total stockholders’ equity	155,252	173,155

Total	$171,077	$188,172

See accompanying notes to condensed consolidated financial statements.

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,

	2006	2005

Revenues from wireless high-speed Internet services	$401	$215

Operating expenses:
Wireless high-speed Internet services:
Direct operating expenses	535	321
Advertising and selling	855	895
General and administrative	1,606	505
Depreciation and amortization	406	186

Total wireless high-speed Internet services	3,402	1,907
Corporate and development expenses (net of $2,515 in 2005 allocated to the Debtors under the Support Services Agreement, as defined in Note 9)	1,768	807
Corporate depreciation and amortization (net of $86 in 2005 allocated to the Debtors under the Support Services Agreement)	3,754	3,840
Other operating expenses (net of $344 in 2005 allocated to the Debtors under the Support Services Agreement)	1,685	380

Total operating expenses	10,609	6,934

Loss from operations	(10,208)	(6,719)
Interest expense	(142)	(173)
Interest income	353	349
Rental revenue	226	266
Other non-operating expenses	(250)	—

Loss before income taxes and discontinued operations	(10,021)	(6,277)
Income tax expense	(7)	—

Loss before discontinued operations	(10,028)	(6,277)
Discontinued operations:
Income from derecognition of our negative investment in Pegasus Satellite Communications, Inc. of $413,125 in 2005	—	413,125

Net (loss) income	$(10,028)	$406,848

Basic and diluted per common share amounts
Loss from continuing operations	(1.02)	$(0.73)
Discontinued operations	—	31.60

Net (loss) income applicable to common shares	$(1.02)	$30.87

Basic and diluted weighted average number of common shares outstanding	13,047	13,075

See accompanying notes to condensed consolidated financial statements.

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,

	2006	2005

Revenues from wireless high-speed Internet services	$702	$395

Operating expenses:
Wireless high-speed Internet services:
Direct operating expenses	956	628
Advertising and selling	1,342	1,682
General and administrative	3,155	933
Depreciation and amortization	758	349

Total wireless high-speed Internet services	6,211	3,592
Corporate and development expenses (net of $4,856 in 2005 allocated to the Debtors under the Support Services Agreement)	3,569	1,316
Corporate depreciation and amortization (net of $516 in 2005 allocated to the Debtors under the Support Services Agreement)	7,523	7,259
Other operating expenses (net of $(302) income in 2005 allocated to the Debtors under the Support Services Agreement)	2,386	1,188

Total operating expenses	19,689	13,355

Loss from operations	(18,987)	(12,960)
Interest expense	(283)	(347)
Interest income	717	667
Rental revenue	424	440
Other non-operating expenses	(249)	(14)

Loss before income taxes and discontinued operations	(18,378)	(12,214)
Income tax expense	(14)	—

Loss before discontinued operations	(18,392)	(12,214)
Discontinued operations:
Income from derecognition of our negative investment in Pegasus Satellite Communications, Inc. of $413,125 in 2005	—	413,125

Net (loss) income	$(18,392)	$400,911

Basic and diluted per common share amounts:
Loss from operations	(1.91)	$(1.43)
Discontinued operations	—	31.60

Net (loss) income applicable to common shares	$(1.91)	$30.17

Basic and diluted weighted average number of common shares outstanding	13,039	13,072

See accompanying notes to condensed consolidated financial statements.

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,

	2006	2005

Net cash used in operating activities	$(8,227)	$(7,444)

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,709)	(1,150)
Purchases of intangible assets	(2,283)	(91)
Short-term investments purchased	(17,468)	—
Short-term investments sold	13,075	23,486
Deposits and other	10	14

Net cash (used in) provided by investing activities	(8,375)	22,259

Cash flows from financing activities:
Repayments of long term debt	(109)	(90)
Purchases of Class A common stock	—	(158)
Proceeds from exercise of stock options	—	361
Other	—	19

Net cash (used in) provided by financing activities	(109)	132

Net (decrease) increase in cash and cash equivalents	(16,711)	14,947
Cash and cash equivalents, beginning of period	29,542	29,196

Cash and cash equivalents, end of period	$12,831	$44,143

See accompanying notes to condensed consolidated financial statements.

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

Reclassifications

Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes, which had no impact on the Company’s statement of operations for the three and six months ended June 30, 2006.

Management’s Plans and Liquidity

As of June 30, 2006, we had $22.5 million of aggregate cash, cash equivalents, and short-term investments and believe that our capital resources and liquidity are sufficient to meet our contractual obligations for the next twelve months. However, our capital resources are unlikely to be sufficient to fund the continued development of our wireless high-speed Internet business in the longer term, and consequently, we are actively seeking additional debt and equity financing within the next six months to fund the operations of our wireless high-speed Internet business. Our financing options and opportunities will be affected by general and industry specific economic and capital market conditions over which we have no control. Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified or upon terms that are not significantly dilutive to the ownership of existing shareholders.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its financial statements, but does not expect it to have a material effect.

2.	Summary of Certain Accounts

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2006	December 31, 2005

Accrued severance	$292	$75
Accrued professional fees	666	371
Accrued litigation costs (Note 11)	351	757
Accrued health insurance claims	200	549
Accrued payroll and benefits	238	300
Accrued 401K Plan corrective contributions (Note 11)	1,000	—
Equipment purchases	81	651
Other	811	868

	$3,639	$3,571

In connection with the separation of certain of its employees, the Company recognized severance expense of approximately $489 thousand during the six months ended June 30, 2006. At June 30, 2006, the remaining severance payable is included in the Company’s accrued expenses and other current liabilities and its other non-current liabilities for approximately $265 thousand and $193 thousand, respectively.

We provide for health insurance claims on a self-insured basis, subject to reinsurance for large claims. Our balance sheet reflects accrued liabilities for estimated health claims incurred but not yet reported. During the three months ended June 30, 2006, we recognized $350 thousand of income from a reduction in our estimated claims payable.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other operating expenses

Other operating expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Compensation-related charges:
Severance (net of $28 expense and $(930) income, respectively, for the three and six months in 2005 allocated to the Debtors under the Support Services Agreement)	$(1)	$21	$425	$(45)
Incentive compensation (net of $316 and $628 expense, respectively, for the three and six months in 2005 allocated to the Debtors under the Support Services Agreement)	—	96	—	242
Amortization of stock-based deferred compensation expense	167	183	352	503
Professional fees	869	80	959	488
401K Plan corrective contributions (Note 11)	1,000	—	1,000	—
Income from reduction in self-insurance reserve for unreported health claims	(350)	—	(350)	—

	$1,685	$380	$2,386	$1,188

3.	Stockholders’ Equity

The change in stockholders’ equity from December 31, 2005 to June 30, 2006 consisted of the following (in thousands):

	Number of Shares Issued – Series C convertible preferred stock	Series C convertible preferred stock	Number of shares issued – Common stock	Common stock	Other stockholders’ equity	Accumulated Deficit	Total Stockholders’ Equity

December 31, 2005	1,991	$20	13,466	$134	$1,397,214	$(1,224,213)	$173,155
Net loss						(18,392)	(18,392)
Common stock issued for stock plans and awards			38	1	103		104
Amortization of stock-based deferred compensation expense					352		352
Class A common stock used to acquire intangible assets			5	—	33		33

June 30, 2006	1,991	$20	13,509	$135	$1,397,702	$(1,242,605)	$155,252

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our Series C convertible preferred stock (“Series C”), with a par value of $0.01 per share, had a liquidation preference, inclusive of accumulated dividends in arrears, of $254.0 million and $247.5 million at June 30, 2006 and December 31, 2005, respectively. Dividends not declared accumulate in arrears until paid. At June 30, 2006, total dividends in arrears on Series C, which have accumulated since January 31 2002, were $54.9 million, or $27.57 per share of Series C. The dividend of $3.2 million subject to declaration on July 31, 2006 was not declared.

The number of outstanding shares of our Class A and B common stocks, each with par values of $0.01 per share, at June 30, 2006 and December 31, 2005 was 13,138,854 and 13,094,531, respectively. Shares outstanding as of June 30, 2006 exclude 285,500 shares held by our consolidated subsidiary, Pegasus Development Corporation (“Pegasus Development”), 86,081 shares held by Pegasus PCS Partners, a consolidated variable interest entity, and 923 shares held in treasury. Shares outstanding as of December 31, 2005 exclude 285,500 shares held by Pegasus Development, 86,081 shares held by Pegasus PCS Partners, and 699 shares held in treasury.

Repurchases of our securities may be made from time to time under a previously granted standing authorization, depending on market conditions and other considerations, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases, nor any minimum purchase commitment. There were no such share repurchases during the quarter ended June 30, 2006 nor during the subsequent period through the filing date of this Form 10-QSB.

No dividends were declared or paid on common stocks during the six months ended June 30, 2006.

4.	Per Common Share Amounts

Net loss applicable to common shares equals net loss as reported adjusted by certain preferred stock-related activity. The computations of net loss applicable to common shares were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Loss before discontinued operations	$(10,028)	$(6,277)	$(18,392)	$(12,214)
Preferred stock-related adjustment:
Accumulated dividends on preferred stock	(3,236)	(3,236)	(6,471)	(6,443)

Loss from continuing operations applicable to common shares	(13,264)	(9,513)	(24,863)	(18,657)
Income from discontinued operations	—	413,125	—	413,125

Net (loss) income applicable to common shares	$(13,264)	$403,612	$(24,863)	$394,468

Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at June 30, 2006 and 2005 were 3.2 million and 3.5 million, respectively. The per share amounts are computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the periods reported.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Supplemental Cash Flow Information

Significant non-cash investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,

	2006	2005

Class A common stock used to purchase intangible assets	33	—
Issuance of Series C in satisfaction of liability	—	1,388
6.	Intangible Assets

Pursuant to various asset purchase agreements in effect as of August 1, 2006, Xanadoo, LLC (“Xanadoo, LLC”), which is an indirect subsidiary of Pegasus Communications, holds rights to 2.5 GHz Educational Broadcast Services (“EBS”) or Broadband Radio Service (“BRS”) channels in markets in Arkansas, Illinois, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Texas and West Virginia. The agreements and letters of intent generally provide for leases of 2.5 GHz channels to be transferred to Xanadoo, LLC in series of closings when various conditions precedent have been satisfied. Purchase prices under one of these agreements may be paid, at the election of Xanadoo, LLC, either fully in cash or 75% in cash and 25% in our Class A common stock, subject to Xanadoo, LLC’s right, for three years following the last closing and exercisable in its sole discretion, to buy back up to 80% of the Class A shares at a price equal to 122% of the market price of such shares when issued.

Between January 1, 2006 and June 30, 2006, Xanadoo, LLC closed on 2.5 GHz rights for cash consideration of approximately $2.3 million and the issuance of 9,887 shares of Class A common (valued at $33 thousand), of which 7,910 shares are held in escrow pursuant to our repurchase right. At June 30, 2006, a total of 69,122 shares are held in escrow by us pursuant to our repurchase right. Between July 1, 2006 and August 1, 2006, Xanadoo, LLC completed the acquisition of 2.5 GHz rights for cash consideration of approximately $658 thousand.

As of August 1, 2006, the aggregate purchase price for leases not yet acquired under asset purchase agreements that are subject to the satisfaction of conditions precedent was approximately $1.4 million, of which up to approximately $0.1 million could be payable, at our option, through the issuance of Class A common.

7.	Income Taxes

The net deferred income tax asset balance at June 30, 2006 was approximately $179.7 million, offset by a valuation allowance in the same amount. The net deferred income tax asset increased approximately $3.5 million and $6.9 million from March 31, 2006 and December 31, 2005, respectively, primarily due to the effect of ordinary operating loss carryforwards. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2006 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate for the three and six months ended June 30, 2006 to virtually zero.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123R”) effective as of July 1, 2005 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted option awards, all new subsequent awards, and all subsequent modifications of previous granted awards will be recognized on or after the date of adoption. Deferred stock-based compensation resulting from our adoption of FAS 123R and remaining on our balance sheet at June 30, 2006 and December 31, 2005 was approximately $1.2 million and $1.7 million, respectively. Furthermore, as a consequence of our adoption of FAS 123R, we recognized $160 thousand, or $0.01 per share, of stock-based compensation for the three months ended June 30 2006, and $324 thousand, or $0.02 per share, of stock-based compensation for the six months ended June 30 2006.

Through June 30, 2005, we accounted for stock options issued to our employees using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net loss and basic and diluted per common share amounts for the net loss applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$406,848	$400,911
Add: stock-based employee compensation expense included in net income, as reported	225	547
Deduct: stock-based employee compensation expense determined under the fair value method	(684)	(1,016)

Net income, pro forma	$406,389	$400,442

Basic and diluted per common share amounts (see Note 4):
Net income applicable to common shares, as reported	$30.87	$30.18
Net income applicable to common shares, pro forma	$30.83	$30.14

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Support Services Agreement

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

Currently, our sole reportable operating segment is our wireless high-speed Internet service business. We reported identifiable assets for this operating segment of $15.1 million and $11.3 million at June 30, 2006 and December 31, 2005, respectively.

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

In 2003, the United States Patent and Trademark Office granted petitions filed by defendant Thomson seeking reexamination of the patents in suit in the Delaware litigation. Additional petitions seeking reexamination were filed by Scientific-Atlanta, Inc. In April 2003, the defendants filed a motion in the Delaware district court seeking a stay of the patent litigation pending completion of reexamination proceedings. On May 14, 2003, the Delaware district court granted defendants’ motion pending a disposition of the United States Patent and Trademark Office’s reexamination of several of the patents in suit, and denied all pending motions without prejudice. The parties may refile those motions following the stay and upon the entry of a new scheduling order. From April 2005 to December 2005, an examiner in the United States Patent and Trademark Office issued office actions finding that the majority of claims in each of the patents are not patentable. Personalized Media responded to the office actions for the ‘490, ‘654, and ‘277 patents, and the United States Patent and Trademark Office thereafter issued final office actions, to which Personalized Media responded and appealed. For the other, non-final, office actions (i.e., for the ‘243, ‘424, and ‘825 patents), Personalized Media has filed responses with the patent examiner. For all of the patents, Personalized Media is entitled to appeal any final adverse action by the patent examiner to the Board of Patent Appeals and Interferences in the Patent and Trademark Office, and may subsequently appeal an adverse decision of the Board to the United States Court of Appeals for the Federal Circuit. Only after such appeals have concluded does the United States Patent and Trademark Office issue a certificate canceling any claims of the patents determined, after appeal, to be unpatentable. This process can take several years. At this time, we do not believe these office actions have an impact on the carrying amount of our Personalized Media licenses.

Separately, in 2002, Personalized Media asserted many of the same patent claims against Scientific-Atlanta, Inc. in federal district court in Atlanta, Georgia. Pegasus Development is not a party to that suit. The proceedings in this case are also stayed, pending some developments in the reexaminations discussed above. After allowing some discovery to go forward, the court subsequently stayed proceedings, pending further resolution of the reexamination of the patents in suit. Should the court issue rulings on the merits of Personalized Media’s case in Georgia, those rulings are not binding as a matter of law upon those persons not parties to this Georgia litigation (including Pegasus Development). Nonetheless, the Delaware court may be impacted by the Georgia rulings for guidance on common issues of fact or law, especially if the Atlanta litigation has been heard and ruled upon by the U.S. Court of Appeals for the Federal Circuit.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Securities Litigation

On May 26, 2005, AIG Global Investments Corp., AIG SunAmerica Asset Management Corp., and the Variable Annuity Life Insurance Company (collectively, the “AIG Plaintiffs”), all of which are members of American International Group, Inc., sued Pegasus Communications, Pegasus Communications’ Chief Executive Officer, and Pegasus Communications’ then Chief Financial Officer in the Eastern District of Pennsylvania alleging violations of federal and state securities fraud laws, common law fraud and related claims (the “AIG Litigation”). The AIG Plaintiffs’ claims are based upon the allegation that certain public statements made by Pegasus Communications during the period from July 2002 to May 2004 concerning its subsidiary, Pegasus Satellite, were materially false and misleading because such statements failed to disclose that Pegasus Satellite’s exclusive rights to distribute DIRECTV satellite television programming services within certain defined territories could be terminated prematurely without cause and without the consent of Pegasus Satellite as early as 2004. The AIG Plaintiffs claim that they relied on these statements to purchase more than $50 million of securities of Pegasus Communications and Pegasus Satellite from July 2002 until May 2004, which have since decreased in value, allegedly causing damages to the AIG Plaintiffs of greater than $20 million. In June 2006, the AIG Plaintiffs and the named defendants agreed to a settlement within the limits of our directors’ and officers’ liability insurance and filed a stipulation dismissing the case with prejudice.

On November 8, 2005, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of federal securities fraud laws. The lawsuit names as defendants Pegasus Communications, its Chief Executive Officer, and two former Chief Financial Officers. The class action, as amended, alleges that certain public statements made by Pegasus Communications during the period from November 2000 to March 2004 were false and misleading for substantially the same reasons set forth by the AIG Plaintiffs and that the named defendants misled investors about monthly subscriber numbers relating to Pegasus Communications’ former direct broadcast satellite television business. The class action lawsuit seeks class certification, damages together with interest thereon, and costs and expenses of the litigation. No dollar amount is set forth in the complaint for any alleged damages. Although we believe that the allegations in the class action are without merit, in August 2006, we entered into a settlement agreement with the class action plaintiffs to resolve this matter. The settlement is within the limits of our directors’ and officers’ liability insurance and is subject to preliminary and final court approval.

Pegasus Communications maintains directors’ and officers’ liability insurance that we believe will cover nearly all costs associated with the AIG lawsuit and the class action lawsuit beyond a $1 million deductible. In December 2005, the judge in the AIG Litigation denied our motion to dismiss without prejudice. As a result management estimated that any resolution to the AIG Litigation and the class action suit would result in amounts in excess of our insurance deductible. As such, we accrued $757 thousand as of December 31, 2005 which represents amounts in excess of costs incurred through December 31, 2005 which would be applied to the deductible. The balance remaining on this accrual at June 30, 2006 was $351 thousand.

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

SEC Investigation

In August 2004, Pegasus Communications and its subsidiaries received an investigative subpoena from the Securities and Exchange Commission (“SEC”) to produce documents related to it and its subsidiaries’ practices in reporting the number of subscribers of its direct broadcast satellite business. Subsequent to our receipt of the subpoena, we sold our direct broadcast satellite business to DIRECTV, Inc. While we are cooperating fully with the SEC in its ongoing investigation, we cannot predict the outcome of the SEC’s investigation or when the investigation will be resolved. In addition to producing documents, the Company has also advanced expenses to current and/or former directors, officers and employees as permitted by its bylaws. Through June 30, 2006, the Company incurred approximately $0.7 million in aggregate expenses in connection with the investigation (including approximately $0.6 million incurred from January 1, 2006 through June 30, 2006). The Company will incur additional expenses after June 30, 2006 in connection with the investigation, but those expenses are not estimable at this time.

Pegasus Communications Savings Plan

The Company is the sponsor of a 401(k) plan, the Pegasus Communications Savings Plan (the “401K Plan”). The 401K Plan is being audited by the Internal Revenue Service. The 401K Plan failed discrimination testing for select periods prior to 2005 and the Company intends to make corrections in accordance with applicable IRS guidance, which would require additional employer contributions to be made to the 401K Plan. The Company believes that approximately $1 million, which has been accrued as of June 30, 2006, will need to be contributed to the 401K Plan. Actual amounts upon completion of the IRS audit may differ from management’s estimate. Contributions may be made through contributions of the Company’s Class A common stock and/or cash. Since the 401K Plan is under IRS audit, corrections will be made under the IRS’ Audit Closing Agreement Program (“Audit CAP”) as set forth in the IRS’ Revenue Procedure 2003-44. Under this program, the IRS has the ability to impose penalties and sanctions in addition to the corrective contribution. The amount of sanctions is subject to negotiation between the IRS and the Company, and the amount of penalties and sanctions cannot be determined with any certainty at this time.

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

General

Our business and assets are concentrated in three areas: (i) the provision of wireless high-speed Internet services to consumers and businesses; (ii) the development of 700 MHz wireless frequencies acquired at auction from the Federal Communications Commission in 2000 and 2001 (our “700 MHz Licenses”); and (iii) the realization of value from intellectual property rights licensed to us in 2000 (our “Personalized Media License”) whose claims cover the provision of certain satellite-delivered interactive media services. We currently offer wireless high-speed Internet service in Texas utilizing licensed frequencies in the 2.5 GHz frequency band (our “Xanadoosm” branded service launched in the first quarter of 2006) and unlicensed frequencies in the 900 MHz, 2.4 GHz and 5 GHz frequency bands (our “Pegasus Broadbandsm” branded service). As of August 1, 2006, we served approximately 4,100 subscribers.

We began acquiring rights to licensed frequencies in the 2.5 GHz frequency band in 2005. As of August 1, 2006, such rights include:

(in thousands)	Population	MHz Pop (1)

2.5 GHz (2)	7,725	304,197

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

(1) “MHz Pop” is calculated by multiplying the total megahertz within a licensed area by the total population that reside within that area.

(2) We hold rights to 2.5 GHz Education Broadcast Services (“EBS”) or Broadband Radio Service (“BRS”) channels in various markets in Arkansas, Illinois, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Texas and West Virginia. Our rights include rights to EBS channels covering 1.2 million people and 68.6 million MHz Pop under asset purchase agreements or letters of intent which are subject to conditions precedent that have not yet been satisfied. There can be no assurance that these conditions will be met.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its financial statements, but does not expect it to have a material effect.

Comparison of operations - 2006 vs. 2005

Revenues from our wireless high-speed Internet services for the three months ended June 30, 2006 were $0.4 million, up $0.2 million, or 87%, from the comparable 2005 period. Revenues for the six months ended June 30, 2006 were $0.7 million, up $0.3 million, or 78%, from the comparable 2005 period. The increases for both the three and six month periods were due to an expansion of the Xanadoo business and increases in the number of subscribers.

Operating expenses for our wireless high-speed Internet services business for the three months ended June 30, 2006 were $3.4 million, an increase of $1.5 million, or 78%, from the comparable 2005 period. These include an increase in direct operating expense of $0.2 million due to cost of modems sold, rent for towers added in our Xanadoo-branded service markets, and 2.5 GHz lease payments; an increase in general and administrative expense of $1.1 million primarily due to $0.8 million higher compensation-related costs from the redeployment of certain corporate personnel to the wireless high-speed Internet service business and the hiring of general managers in each of our Xanadoo service markets; and an increase in depreciation and amortization of $0.2 million resulting from additions of 2.5 GHz tower equipment and 2.5 GHz lease rights.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

Operating expenses for our wireless high-speed Internet services business for the six months ended June 30, 2006 were $6.2 million, an increase of $2.6 million, or 73%, from the comparable 2005 period. These include an increase in direct operating expense of $0.3 million due to cost of modems sold, rent for towers added in our Xanadoo-branded service markets, and 2.5 GHz lease payments; a decrease in advertising and selling of $0.3 million due primarily to a reduction in installation personnel and related costs in our Pegasus Broadband-branded service markets, partially offset by an increase in customer equipment subsidies in our Xanadoo-branded service markets; an increase in general and administrative expense of $2.2 million primarily due to $1.6 million higher compensation-related costs from the redeployment of certain corporate personnel to the wireless high-speed Internet service business and the hiring of general managers in each of our Xanadoo service markets, and also reflecting $0.3 million higher professional fees associated with acquisition of 2.5 GHz rights; and an increase in depreciation and amortization of $0.4 million resulting from additions of 2.5 GHz tower equipment and 2.5 GHz lease rights.

Corporate and development expenses for the three months ended June 30, 2006 were $1.8, an increase of $1.0 million, or 119%, from the comparable 2005 period. Corporate and development expenses for the six months ended June 30, 2006 were $3.6 million, an increase of $2.3 million, or 171%, from the comparable 2005 period. The increases for both the three and six month periods primarily reflected the absence of any expense allocations to the Debtors under the Support Services Agreement in 2006.

Other operating expenses for the three months ended June 30, 2006 were $1.7 million, an increase of $1.3 million, or 343%, from the comparable 2005 period. Other operating expenses for the six months ended June 30, 2006 were $2.4 million, an increase of $1.2 million, or 101%, from the prior year. The increases for both the three and six month periods were primarily due to: a $1.0 million expense in 2006 for the accrual of expected additional 401K Plan employer contributions (see Liquidity discussion below); $0.8 million and $0.5 million higher professional fees for the three and six month periods, respectively; partially offset by $0.4 million income from a reduction in self-insurance reserves for unreported health claims.

Our net deferred income tax asset at June 30, 2006 increased by $3.5 million and $6.9 million from March 31, 2006 and December 31, 2005, respectively, due to the effects of ordinary operating loss carryforwards, and was offset by an increase in a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at June 30, 2006 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and six months ended June 30, 2006 to virtually zero.

Liquidity and Capital Resources

Net cash used in operating activities was $8.2 million and $7.4 million for the six months ended June 30, 2006 and 2005, respectively. The principal reasons for the $0.8 million change between 2006 and 2005 were: an approximate $1.4 million increase in operating cash used by our wireless high-speed Internet business, offset by a $0.6 million improvement in working capital primarily reflecting reductions in cash outflows for severance and professional fees and the absence of cash inflows from the Debtors under the Support Services Agreement.

Net cash used in investing activities was $8.4 million in 2006, compared with net cash of $22.3 million provided by investing activities in 2005. The change primarily reflects net purchases of short-term investments of $4.4 million in 2006, compared with net sales of short-term investments of $23.5 million in 2005, as well as cash used to expand our wireless high-speed Internet business infrastructure.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

Net cash used in financing activities was $0.1 million in 2006, compared with net cash provided of $0.1 million in 2005. The change primarily reflects the absence in 2006 of proceeds from the exercise of stock options.

We project that our capital expenditures for the balance of 2006, funded through existing capital resources, will be $4.4 million, including investments in property and equipment of $2.9 million, acquisitions of 2.5 GHz spectrum rights of $1.5 million.

The Company is the sponsor of a 401(k) plan, the Pegasus Communications Savings Plan (the “401K Plan”). The 401K Plan is being audited by the Internal Revenue Service. The 401K Plan failed discrimination testing for select periods prior to 2005 and the Company intends to make corrections in accordance with applicable IRS guidance, which would require additional employer contributions to be made to the 401K Plan. The Company believes that approximately $1 million, which has been accrued as of June 30, 2006, will need to be contributed to the 401K Plan. Actual amounts upon completion of the IRS audit may differ from management’s estimate. Contributions may be made through contributions of the Company’s Class A common stock and/or cash. Since the 401K Plan is under IRS audit, corrections will be made under the IRS’ Audit CAP program as set forth in the IRS’ Revenue Procedure 2003-44. Under this program, the IRS has the ability to impose penalties and sanctions in addition to the corrective contribution. The amount of sanctions is subject to negotiation between the IRS and the Company, and the penalties and sanctions cannot be determined with any certainty at this time.

Dividends not declared on our 6-1/2% Series C convertible preferred stock accumulate in arrears until paid. The total amount of dividends in arrears on Series C at June 30, 2006, which have accumulated since January 2002, was $54.9 million. The dividend of $3.2 million subject to declaration on July 31, 2006 was not declared. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

At June 30, 2006, approximately $15.3 million of our cash, cash equivalents, and short-term investments were concentrated in an investment portfolio consisting of money market and high-grade financial instruments with initial maturities generally less than nine months. A large financial institution manages this investment portfolio. Due to the nature of the financial instruments and the firm that is managing them, we believe that any risk associated with this concentration is limited.

Our indirect subsidiary, Pegasus Rural Broadband, LLC (“Pegasus Rural Broadband”), may borrow up to an aggregate $13.0 million under the Rural Utilities Service (the “RUS”) of the United States Department of Agriculture’s Rural Broadband Access Loan and Loan Guarantee Program under a loan authorization effective as of June 1, 2005 (the “RUS Loan Authorization”). The RUS’ obligations to release funds for advance and make individual advances under the Loan Authorization are subject to Pegasus Rural Broadband satisfying certain conditions to the satisfaction of the RUS, including having had $2.1 million of equity funds on deposit to cover one year’s anticipated operating expense and having, inclusive of any initial draw, $4.0 million of equity funds on deposit to be applied against operating expenses for future periods. Furthermore, the Loan contains covenants restricting our ability to access excess cashflows of Pegasus Rural Broadband. The RUS Loan Authorization and any borrowings thereunder are secured by all tangible and intangible assets of Pegasus Rural Broadband (the “Collateral”). At June 30, 2006, the Collateral consisted primarily of cash of $3.5 million and property and equipment of $2.3 million. Upon an event of default, the RUS may declare all unpaid principal and interest to be immediately due and payable, and may take possession of the Collateral. To date, Pegasus Rural Broadband has not drawn against the Loan Authorization, but is awaiting approval of a $2.3 million draw request submitted in July 2006.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

As of June 30, 2006, we had $22.5 million of aggregate cash, cash equivalents, and short-term investments and believe that our capital resources and liquidity are sufficient to meet our contractual obligations for the next twelve months. However, our resources are unlikely to be able to fund the continued development of our wireless high-speed Internet business in the longer term, and consequently, we are actively seeking additional debt and equity financing within the next six months to fund the operations of our wireless high-speed Internet business. Our financing options and opportunities will be affected by general and industry specific economic and capital market conditions over which we have no control. Our relatively small operating business makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, levels of bandwidth costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified or upon terms that are not significantly dilutive to the ownership of existing shareholders.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, June 30, 2006. Based on this evaluation, the Chief Executive Officer, principal financial officer and principal accounting officer concluded that these controls and procedures, as of such date, were effective in providing reasonable assurance of achieving their desired control objectives.

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION

Our Class A common stock is currently registered under the Securities Exchange Act of 1934, as amended (the “Act”), which requires that we comply with SEC public reporting requirements. As the size and scope of our business have changed in recent years, the burden and costs associated with being a public reporting company following the passage of the Sarbanes-Oxley Act of 2002 have significantly increased. A Special Committee of the Company’s Board of Directors has been formed to consider whether it is advisable for the Company to terminate or suspend its public reporting obligations. One means of doing so may be through a reverse stock split, which would require the mailing of a proxy statement and a stockholder vote. The Special Committee expects to make a recommendation to the Company’s Board of Directors in the near future. If the registration of our Class A common stock under the Act were terminated or suspended, our Class A common stock would be delisted from the NYSE Arca (formerly known as the Archipelago Exchange) and could not be traded on the OTC Bulletin Board, which may affect the liquidity of our Class A common stock.

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

Pegasus Communications Corporation
August 11, 2006 Date	By:	/s/ Ronald B. Stark

Ronald B. Stark Vice President of Finance (principal accounting officer)