Form 10QSB
period 2006-09-30
PEGASUS COMMUNICATIONS CORP /
filed 2006-11-14
CIK 1135338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2006:

Class A Common Stock, $0.01 par value (excluding 371,901 shares held by a consolidated subsidiary and no shares held in treasury)	11,351,026
Class B Common Stock, $0.01 par value (including 86,081 shares held by Pegasus PCS Partners, a variable interest entity which we determined that we are the primary beneficiary of)	1,832,760
Non-Voting Common Stock, $0.01 par value	—

Transitional Small Business Disclosure Format (Check one): Yes No

PEGASUS COMMUNICATIONS CORPORATION

Form 10-QSB

Table of Contents

For the Quarterly Period Ended September 30, 2006

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pegasus Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2006	December 31, 2005

	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$4,982	$29,542
Restricted cash (Note 7)	5,579	—
Short-term investments	6,711	5,267
Accounts receivable, net (including due from affiliates of $88 and $69)	194	347
Prepaid expenses and other current assets	1,087	1,320

Total current assets	18,553	36,476
Property and equipment, net of accumulated depreciation of $8,036 and $7,450, respectively	22,347	21,025
Intangible assets, net of accumulated amortization of $90,375 and $79,443, respectively	122,255	129,976
Other noncurrent assets	924	695

Total	$164,079	$188,172

Current liabilities:
Current portion of long term debt	$220	$214
Accounts payable	1,004	342
Accrued expenses and other current liabilities	3,592	3,571

Total current liabilities	4,816	4,127
Long term debt	9,624	7,901
Other noncurrent liabilities	217	77

Total liabilities	14,657	12,105

Commitments and contingent liabilities (see Note 12)	—	—
Minority interest	2,912	2,912
Stockholders’ equity:
Series C convertible preferred stock	20	20
Common stocks	135	134
Other stockholders’ equity	1,397,899	1,397,214
Accumulated deficit	(1,251,544)	(1,224,213)

Total stockholders’ equity	146,510	173,155

Total	$164,079	$188,172

See accompanying notes to condensed consolidated financial statements.

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,

	2006	2005

Revenues from wireless high-speed Internet services	$560	$216

Operating expenses:
Wireless high-speed Internet services:
Direct operating expenses	598	373
Advertising and selling	863	611
General and administrative	1,470	670
Depreciation and amortization	472	237

Total wireless high-speed Internet services	3,403	1,891
Corporate and development expenses (net of $1,213 in 2005 allocated to the Debtors under the Support Services Agreement, as defined in Note 10)	1,564	1,217
Corporate depreciation and amortization (net of $82 in 2005 allocated to the Debtors under the Support Services Agreement)	3,724	3,659
Other operating expenses (net of $15 in 2005 allocated to the Debtors under the Support Services Agreement)	944	1,293

Total operating expenses	9,635	8,060

Loss from operations	(9,075)	(7,844)
Interest expense	(146)	(169)
Interest income	287	364
Rental revenue	188	207
Other non-operating expenses	(193)	(32)

Net loss	$(8,939)	$(7,474)

Basic and diluted per common share amounts
Net loss applicable to common shares	$(0.93)	$(0.82)

Basic and diluted weighted average number of common shares outstanding	13,083	13,003

See accompanying notes to condensed consolidated financial statements.

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,

	2006	2005

Revenues from wireless high-speed Internet services	$1,262	$611

Operating expenses:
Wireless high-speed Internet services:
Direct operating expenses	1,554	1,001
Advertising and selling	2,205	2,293
General and administrative	4,625	1,603
Depreciation and amortization	1,230	586

Total wireless high-speed Internet services	9,614	5,483
Corporate and development expenses (net of $6,069 in 2005 allocated to the Debtors under the Support Services Agreement)	5,133	2,533
Corporate depreciation and amortization (net of $598 in 2005 allocated to the Debtors under the Support Services Agreement)	11,247	10,918
Other operating expenses (net of $287 income in 2005 allocated to the Debtors under the Support Services Agreement)	3,330	2,481

Total operating expenses	29,324	21,415

Loss from operations	(28,062)	(20,804)
Interest expense	(429)	(516)
Interest income	1,004	1,031
Rental revenue	612	647
Other non-operating expenses	(442)	(46)

Loss before income taxes and discontinued operations	(27,317)	(19,688)
Income tax expense	(14)	—

Loss before discontinued operations	(27,331)	(19,688)
Discontinued operations:
Income from derecognition of the negative investment in Pegasus Satellite Communications, Inc. of $413,125 in 2005	—	413,125

Net (loss) income	$(27,331)	$393,437

Basic and diluted per common share amounts:
Loss from operations	$(2.84)	$(2.25)
Discontinued operations	—	31.66

Net (loss) income applicable to common shares	$(2.84)	$29.41

Basic and diluted weighted average number of common shares outstanding	13,054	13,048

See accompanying notes to condensed consolidated financial statements.

Back to Contents

Pegasus Communications Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,

	2006	2005

Net cash used in operating activities	$(12,485)	$(10,519)

Cash flows from investing activities:
Capital expenditures for property and equipment	(3,162)	(1,835)
Purchases of intangible assets	(3,378)	(255)
Short-term investments purchased	(17,468)	(29,281)
Short-term investments sold	16,067	45,135
Deposits and other	(284)	(931)

Net cash (used in) provided by investing activities	(8,225)	12,833

Cash flows from financing activities:
Repayments of long term debt	(160)	(131)
Borrowings under RUS loan authorization	1,889	—
Restricted cash (Note 7)	(5,579)	—
Purchases of Class A common stock	—	(276)
Proceeds from exercise of stock options	—	361
Other	—	20

Net cash used in financing activities	(3,850)	(26)

Net (decrease) increase in cash and cash equivalents	(24,560)	2,288
Cash and cash equivalents, beginning of period	29,542	29,196

Cash and cash equivalents, end of period	$4,982	$31,484

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

Reclassifications

Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes, which had no impact on the Company’s statement of operations for the three and nine months ended September 30, 2006.

Going Concern and Management’s Plans

As of September 30, 2006, we had $17.3 million of aggregate cash, cash equivalents, restricted cash, and short-term investments. Based on our current operating plan and condition, we estimate that external cash resources will be required within the next twelve months to fund the operating expenses and continued development of our wireless high-speed Internet business. Consequently, we are actively seeking additional debt and/or equity financing, and believe that we will need to raise additional capital to provide sufficient liquidity to meet our cash requirements and fund the development of our wireless high-speed Internet business through at least September 30, 2007. However, our financing options and opportunities are subject to general and industry specific economic and capital market conditions over which we have no control. Furthermore, our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, bandwidth costs, subscriber acquisition costs, interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that we will be able to raise alternative financing in sufficient amounts to support our wireless high-speed Internet business or upon terms that are acceptable or not significantly dilutive to the ownership of existing shareholders. In the event that we are unable to raise sufficient additional capital, we may have to revise our plans and significantly reduce our operating expenses, which would raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company’s fiscal year beginning January 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for financial statements covering the first fiscal year ending after November 15, 2006. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Certain Accounts

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2006	December 31, 2005

Accrued severance	$245	$75
Accrued professional fees	577	371
Accrued litigation costs (Note 12)	—	757
Accrued health insurance claims	279	549
Accrued payroll and benefits	407	300
Accrued 401K Plan corrective contributions (Note 12)	1,200	—
Equipment purchases	40	651
Other	844	868

	$3,592	$3,571

In connection with the separation of certain of its employees, the Company recognized severance expense of approximately $489 thousand during the nine months ended September 30, 2006. At September 30, 2006, the remaining severance payable is included in the Company’s accrued expenses and other current liabilities and its other non-current liabilities for approximately $245 thousand and $140 thousand, respectively.

We provide for health insurance claims on a self-insured basis, subject to reinsurance for large claims. Our balance sheet reflects accrued liabilities for estimated health claims incurred but not yet reported. During the nine months ended September 30, 2006, we recognized $350 thousand of income, within “other operating expenses,” from a reduction in our estimated claims payable.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other operating expenses

Other operating expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Compensation-related charges:
Severance (net of $14 income and $944 income, respectively, for the three and nine months in 2005 allocated to the Debtors under the Support Services Agreement)	$—	$(14)	$425	$(59)
Incentive compensation (net of $29 and $657 expense, respectively, for the three and nine months in 2005 allocated to the Debtors under the Support Services Agreement)	—	1	—	243
Stock-based compensation expense	147	475	499	978
Professional fees	597	585	1,556	1,073
401K Plan corrective contributions (Note 12)	200	—	1,200	—
Income from reduction in self-insurance reserve for unreported health claims	—	—	(350)	—
Other	—	246	—	246

	$944	$1,293	$3,330	$2,481

3. Stockholders’ Equity

The change in stockholders’ equity from December 31, 2005 to September 30, 2006 consisted of the following (in thousands):

	Number of Shares Issued – Series C convertible preferred stock	Series C convertible preferred stock	Number of shares issued – Common stock	Common stock	Other stockholders’ equity	Accumulated Deficit	Total Stockholders’ Equity

December 31, 2005	1,991	$20	13,466	$134	$1,397,214	$(1,224,213)	$173,155
Net loss						(27,331)	(27,331)
Common stock issued for stock plans and awards			68	1	153		154
Stock-based compensation expense					499		499
Class A common stock used to acquire intangible assets			5	—	33		33

September 30, 2006	1,991	$20	13,539	$135	$1,397,899	$(1,251,544)	$146,510

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series C convertible preferred stock (“Series C”), with a par value of $0.01 per share, had a liquidation preference, inclusive of accumulated dividends in arrears, of $257.3 million and $247.5 million at September 30, 2006 and December 31, 2005, respectively. Dividends not declared accumulate in arrears until paid. At September 30, 2006, total dividends in arrears on Series C, which have accumulated since January 31 2002, were $58.1 million, or $29.20 per share of Series C. The dividend of $3.2 million subject to declaration on October 31, 2006 was not declared.

The number of outstanding shares of our Class A and B common stocks, each with par values of $0.01 per share, at September 30, 2006 and December 31, 2005 was 13,166,087 and 13,094,531, respectively. Shares outstanding as of September 30, 2006 exclude 285,500 shares held by our consolidated subsidiary, Pegasus Development Corporation (“Pegasus Development”), 86,081 shares held by Pegasus PCS Partners, a consolidated variable interest entity, and 1,188 shares held in treasury. Shares outstanding as of December 31, 2005 exclude 285,500 shares held by Pegasus Development, 86,081 shares held by Pegasus PCS Partners, and 699 shares held in treasury.

Repurchases of our securities may be made from time to time under a previously granted standing authorization, depending on market conditions and other considerations, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases, nor any minimum purchase commitment. There were no such share repurchases during the quarter ended September 30, 2006. Subsequent to September 30, 2006, Pegasus Development purchased 86,401 shares of our Class A common at a cost of $186 thousand; these shares had previously been issued in connection with acquisitions of 2.5 GHz rights (see Note 6).

No dividends were declared or paid on common stocks during the nine months ended September 30, 2006.

4. Per Common Share Amounts

Net loss applicable to common shares equals net loss as reported adjusted by certain preferred stock-related activity. The computations of net loss applicable to common shares were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Loss before discontinued operations	$(8,939)	$(7,474)	$(27,331)	$(19,688)
Preferred stock-related adjustment:
Accumulated dividends on preferred stock	(3,236)	(3,236)	(9,707)	(9,678)

Loss from continuing operations applicable to common shares	(12,175)	(10,710)	(37,038)	(29,366)
Income from discontinued operations	—	—	—	413,125

Net (loss) income applicable to common shares	$(12,175)	$(10,710)	$(37,038)	$383,759

Basic and diluted per common share and related weighted average number of common share amounts were the same within each period reported because potential common shares were antidilutive and were excluded from the computation due to our loss from continuing operations. The number of shares of potential common stock derived from convertible preferred stocks, warrants, and stock options at September 30, 2006 and 2005 were 3.1 million and 3.2 million, respectively. The per share amounts are computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the periods reported.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Supplemental Cash Flow Information

Significant non-cash investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,

	2006	2005

Class A common stock used to purchase intangible assets	33	25
Issuance of Series C in satisfaction of liability	—	1,388

6. Intangible Assets

Pursuant to various agreements in effect as of November 1, 2006, Xanadoo, LLC (“Xanadoo, LLC”), which is an indirect subsidiary of Pegasus Communications, holds rights to 2.5 GHz Educational Broadcast Services (“EBS”) or Broadband Radio Service (“BRS”) channels in markets in Arkansas, Illinois, Kansas, Louisiana, Minnesota, Missouri, Nebraska, Oklahoma, Texas and West Virginia.

Between January 1, 2006 and September 30, 2006, Xanadoo, LLC completed the acquisition of 2.5 GHz rights for cash consideration of approximately $3.3 million and the issuance of 9,887 shares of Class A common (valued at $33 thousand), of which 7,910 shares were held in escrow at September 30, 2006 pursuant to our right (the “Repurchase Right”) to buy back such shares at a price equal to 122% of the market price of such shares when issued. As of September 30, 2006, a total of 86,401 Class A shares (valued at $298 thousand) had been issued to acquire 2.5 GHz rights since the 2005 inception of an underlying asset purchase agreement, of which 69,122 shares were held in escrow by us pursuant to our Repurchase Right. Between October 1, 2006 and November 1, 2006, Xanadoo, LLC completed the acquisition of 2.5 GHz rights for cash consideration of approximately $406 thousand.

As of November 1, 2006, the aggregate purchase price for leases not yet acquired under asset purchase agreements that are subject to the satisfaction of conditions precedent was approximately $0.8 million, none of which we anticipate to be payable through the issuance of Class A common shares.

7. Long-term Debt

On September 18, 2006, our indirect subsidiary, Pegasus Rural Broadband, LLC (“Pegasus Rural Broadband”), received $1.9 million as an initial draw (the “Initial Draw”) against its $13.0 million loan authorization (the “Loan Authorization”) from the Rural Utilities Service (“RUS”) of the United States Department of Agriculture’s Rural Broadband Access Loan and Loan Guarantee Program. For the first year following the Initial Draw, interest only will be due monthly. Beginning in the second year following the Initial Draw, both interest and principal will be due monthly, calculated such that all outstanding balances will be paid by June 1, 2015 in substantially equal payments. The Initial Draw bears interest at 4.78% per annum, the U.S. Treasury rate for obligations of comparable maturities. Outstanding balances may be prepaid in full or in part without penalty.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Loan Authorization is secured by all tangible and intangible assets of Pegasus Rural Broadband, which, at September 30, 2006, consisted primarily of cash of $5.6 million and property and equipment of $2.4 million. As a consequence of receiving the Initial Draw, we have classified Pegasus Rural Broadband’s cash at September 30, 2006 as “restricted cash” within our consolidated balance sheet, since the ability of affiliates of Pegasus Rural Broadband to access this cash is limited by restrictions within the Loan Authorization.

8. Income Taxes

The net deferred income tax asset balance at September 30, 2006 was approximately $183.3 million, offset by a valuation allowance in the same amount. The net deferred income tax asset increased approximately $3.6 million and $10.4 million from June 30, 2006 and December 31, 2005, respectively, primarily due to the effect of ordinary operating loss carryforwards. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at September 30, 2006 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate for the three and nine months ended September 30, 2006 to virtually zero.

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

9. Stock Plans

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123R”) effective as of July 1, 2005 using the modified version of prospective application, whereby compensation expense for the unvested portion of previously granted option awards, all new subsequent awards, and all subsequent modifications of previous granted awards will be recognized on or after the date of adoption. As a consequence of our adoption of FAS 123R, we recognized $140 thousand, or $0.01 per share, of stock-based compensation expense for the three months ended September 30 2006, and $463 thousand, or $0.04 per share, of stock-based compensation expense for the nine months ended September 30 2006,

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Through June 30, 2005, we accounted for stock options issued to our employees using the intrinsic value method. The following table illustrates the estimated pro forma effect on our net income (loss) and basic and diluted per common share amounts for the net income (loss) applicable to common shares if we had applied the fair value method in recognizing stock based employee compensation for the nine months ended September 30, 2005 (in thousands, except per share amounts):

Nine Months Ended September 30, 2005

Net income, as reported	$393,437
Add: stock-based employee compensation expense included in net income, as reported	597
Deduct: stock-based employee compensation expense determined under the fair value method	(1,096)

Net income, pro forma	$392,938

Basic and diluted per common share amounts (see Note 4):
Net income applicable to common shares, as reported	$29.41
Net income applicable to common shares, pro forma	$29.37

10. Support Services Agreement

Through August 31, 2005, our consolidated subsidiary, Pegasus Communications Management Company (“Pegasus Management”) provided certain support services to our former subsidiary Pegasus Satellite Communications, Inc (“Pegasus Satellite”) and certain of its subsidiaries (collectively referred to as the “Debtors”) which had filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Maine (the “Bankruptcy Court”) on June 2, 2004. These support services included management, accounting, treasury, human resources, legal, and payroll services, among others. The Debtors paid us for such services based on a methodology specified in a Support Services Agreement (the “Support Services Agreement”) approved by the Bankruptcy Court.

11. Industry Segments

Currently, our sole reportable operating segment is our wireless high-speed Internet service business. We reported identifiable assets for this operating segment of $20.2 million and $11.3 million at September 30, 2006 and December 31, 2005, respectively.

12. Commitments and Contingent Liabilities

Proceedings of the Debtors Under Chapter 11 of the Bankruptcy Code

Upon the Debtors’ plan of reorganization becoming effective on May 5, 2005, a liquidating trustee (the “Liquidating Trustee”) was appointed with responsibility for investigating and prosecuting or settling any claims or causes of action of the Debtors existing on May 5, 2005 (the “Liquidating Trust Claims”). Liquidating Trust Claims include any claims of the Debtors against Pegasus Communications and its non-Debtor subsidiaries (collectively, the “Non-Debtors”), as well as any claims against the officers and directors of the Non-Debtors and the Debtors, that may have arisen during the bankruptcy proceedings and were not released by the Global Settlement Agreement (the “Global Settlement Agreement”) entered into on July 30, 2004 by the Debtors, Pegasus Communications, DIRECTV Inc., the National Rural Telecommunications Cooperative, and the creditors committee representing the unsecured creditors of the Debtors. Under the Global Settlement Agreement, the Debtors released any and all claims against the non-Debtors and the officers and directors of the Debtors and the non-Debtors arising on or prior to August 27, 2004, excluding claims, if any, arising under the Support Services Agreement. The Global Settlement Agreement did not release any claims of third parties held in their individual capacity and not derivatively.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 10, 2006, Pegasus Communications, Pegasus Satellite Communications, Inc., the Liquidating Trustee and certain of the former directors and officers of the Debtors (the “Claimants”) entered into a settlement agreement (the “Settlement Agreement”) to resolve all open matters between the Debtors and Liquidating Trustee, on the one hand, and the Non-Debtors and the Claimants, on the other hand. The Settlement Agreement included resolution of all Liquidating Trust Claims against the Non-Debtors and the directors and officers of the Non-Debtors and Debtors, including the Claimants.

The Settlement Agreement provides for the payment of certain medical costs by the Debtors or The PSC Liquidating Trust (the “Trust”) of approximately $177 thousand to Pegasus Management, the release to the Trust of cash reserves held by the Trust relating to medical expenses and director and officer indemnification claims, cooperation by Pegasus Communications with respect to transferability of shares of Class A Common Stock owned by the Trust, and certain litigation assistance (including the contribution by Pegasus Communications to the Trust of approximately $75 thousand toward the settlement of a third party claim). The Settlement Agreement also provides for releases among the parties, including the release of the Liquidating Trust Claims against the Non-Debtors and the Claimants and a waiver of any claims that the Trust and the Non-Debtors may have against each other relating to payments arising from the Support Services Agreement.

The Settlement Agreement is effective on October 10, 2006, subject to a final non-appealable order by the Bankruptcy Court approving the Settlement Agreement. On November 8, 2006, the Bankruptcy Court issued an order approving the settlement. The order is expected to become final and non-appealable on November 21, 2006.

Patent Infringement Litigation

On December 4, 2000, Pegasus Development and Personalized Media Communications, LLC (“Personalized Media”) filed a patent infringement lawsuit in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation (“Hughes”), Thomson Consumer Electronics (“Thomson”), and Philips Electronics North America Corporation (“Philips”). Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants’ alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media’s portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development’s exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of DIRECTV, Inc.

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

Securities Litigation

On May 26, 2005, AIG Global Investments Corp., AIG SunAmerica Asset Management Corp., and the Variable Annuity Life Insurance Company (collectively, the “AIG Plaintiffs”), all of which are members of American International Group, Inc., sued Pegasus Communications, Pegasus Communications’ Chief Executive Officer, and Pegasus Communications’ then Chief Financial Officer in the Eastern District of Pennsylvania alleging violations of federal and state securities fraud laws, common law fraud and related claims (the “AIG Litigation”). The AIG Plaintiffs’ claims were based upon the allegation that certain public statements made by Pegasus Communications during the period from July 2002 to May 2004 concerning its subsidiary, Pegasus Satellite, were materially false and misleading because such statements failed to disclose that Pegasus Satellite’s exclusive rights to distribute DIRECTV satellite television programming services within certain defined territories could be terminated prematurely without cause and without the consent of Pegasus Satellite as early as 2004. The AIG Plaintiffs claimed that they relied on these statements to purchase more than $50 million of securities of Pegasus Communications and Pegasus Satellite from July 2002 until May 2004, which had since decreased in value, allegedly causing damages to the AIG Plaintiffs of greater than $20 million. In June 2006, the AIG Plaintiffs and the named defendants agreed to a settlement within the limits of our directors’ and officers’ liability insurance and filed a stipulation dismissing the case with prejudice. On August 23, 2006, the judge presiding over the AIG Litigation dismissed the case with prejudice.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 8, 2005, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of federal securities fraud laws. The lawsuit named as defendants Pegasus Communications, its Chief Executive Officer, and two former Chief Financial Officers. The class action, as amended, alleged that certain public statements made by Pegasus Communications during the period from November 2000 to March 2004 were false and misleading for substantially the same reasons set forth by the AIG Plaintiffs and that the named defendants misled investors about monthly subscriber numbers relating to Pegasus Communications’ former direct broadcast satellite television business. The class action lawsuit sought class certification, damages together with interest thereon, and costs and expenses of the litigation. No dollar amount was set forth in the complaint for any alleged damages. Although we believe that the allegations in the class action were without merit, in August 2006, we entered into a settlement agreement with the class action plaintiffs to resolve this matter. On August 24, 2006, the judge presiding over the class action gave preliminary approval to the settlement. The deadline by which members of the class could opt out of the settlement has since passed, and no members have opted out. The court has scheduled a hearing on November 21, 2006 to decide whether to give final approval to the settlement. The settlement is within the limits of our directors’ and officers’ liability insurance.

Pegasus Communications maintains directors’ and officers’ liability insurance that will cover costs associated with the AIG lawsuit and the class action lawsuit beyond a $1 million deductible. In December 2005, the judge in the AIG Litigation denied our motion to dismiss without prejudice. As a result management estimated at that time that any resolution to the AIG Litigation and the class action suit would result in amounts in excess of our insurance deductible. As such, we accrued $757 thousand as of December 31, 2005 which represents amounts in excess of costs incurred through December 31, 2005 which would be applied to the deductible. There was no remaining accrued balance at September 30, 2006.

Other Legal Matters

In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

SEC Investigation

In August 2004, Pegasus Communications and its subsidiaries received an investigative subpoena from the Securities and Exchange Commission (“SEC”) to produce documents related to it and its subsidiaries’ practices in reporting the number of subscribers of its direct broadcast satellite business. Subsequent to our receipt of the subpoena, we sold our direct broadcast satellite business to DIRECTV, Inc. While we are cooperating fully with the SEC in its ongoing investigation, we cannot predict the outcome of the SEC’s investigation or when the investigation will be resolved. In addition to producing documents, the Company has also advanced expenses to current and/or former directors, officers and employees as permitted by its bylaws. Through September 30, 2006, the Company incurred approximately $1.1 million in aggregate expenses in connection with the investigation (including approximately $1.0 million incurred from January 1, 2006 through September 30, 2006). The Company anticipates incurring additional expenses after September 30, 2006 in connection with the investigation, but those expenses are not estimable at this time.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pegasus Communications Savings Plan

The Company is the sponsor of a 401(k) plan, the Pegasus Communications Savings Plan (the “401K Plan”). The 401K Plan is being audited by the Internal Revenue Service. The 401K Plan failed discrimination testing for select periods prior to 2005 and the Company intends to make corrections in accordance with applicable IRS guidance, which would require additional employer contributions to be made to the 401K Plan. Since the 401K Plan is under IRS audit, corrections will be made under the IRS’ Audit Closing Agreement Program (“Audit CAP”) as set forth in the IRS’ Revenue Procedure 2003-44. Under this program, the IRS has the ability to impose sanctions in addition to the corrective contributions, excise taxes and penalties. The amount of sanctions is subject to negotiation between the IRS and the Company. The Company believes that the aggregate amount of corrective contributions, excise taxes, penalties and sanctions will be approximately $1.2 million and has accrued this amount as of September 30, 2006. Actual amounts upon completion of the IRS audit may differ from management’s estimate.

13. Reverse Stock Split

On August 14, 2006, Pegasus Communications’ board of directors approved a reverse stock split of the Company’s common stock on the recommendation of a special committee of outside directors. The special committee and the board concluded that the transaction was in the best interests of the Company and its stockholders, principally because they believe that the continuing costs and burden of remaining an SEC reporting company are not justified in light of the Company’s current size and the relative illiquidity of the Class A Common Stock. The reverse stock split is subject to stockholder approval. In the reverse stock split, each 100 outstanding shares of Class A Common Stock will be combined into one share of Class A Common Stock and each 100 outstanding shares of Class B Common Stock will be combined into one share of Class B Common Stock. Any holder that would hold a fractional interest in a share of Class A Common Stock or Class B Common Stock following the reverse stock split will receive cash in lieu of any fractional interest in the amount of $3.25 per pre-reverse split share.

The reverse stock split is intended and expected to reduce the number of record holders of the Class A Common Stock to fewer than 300. If and when the reverse stock split is effected, Pegasus will immediately suspend its obligation to file periodic reports with the Securities and Exchange Commission, such as annual and quarterly reports on forms 10-KSB and 10-QSB and current reports on form 8-K, as permitted by the SEC’s rules, and will also delist the Class A Common Stock from the NYSE Arca Exchange. The Class A Common Stock may then trade through the Pink Sheets, but this will not be within our control. Pegasus Communications will cease to be subject to other SEC public-information requirements, such as the proxy rules and the requirement to report securities transactions by directors, officers, and greater-than-10% stockholders, approximately 90 days after the effective date of the reverse stock split.

Pegasus Communications has filed preliminary proxy materials with the SEC. After the SEC review is completed, Pegasus Communications will call a meeting of stockholders to consider the proposal and other matters, and will send proxy materials to all stockholders. It is possible that changes in the Company’s business or other factors between now and the time the final proposal is presented to the stockholders may cause the special committee and the board to adjust the terms of the reverse split. We anticipate holding the annual meeting in late 2006 or early 2007.

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

General

Our business and assets are concentrated in three areas: (i) the provision of wireless high-speed Internet services to consumers and businesses; (ii) the development of 700 MHz wireless frequencies acquired at auction from the Federal Communications Commission (“FCC”) in 2000 and 2001 (our “700 MHz Licenses”); and (iii) the realization of value from intellectual property rights licensed to us in 2000 (our “Personalized Media License”) whose claims cover the provision of certain satellite-delivered interactive media services. We currently offer wireless high-speed Internet service in Texas utilizing licensed frequencies in the 2.5 GHz frequency band (our “Xanadoosm” branded service, which we launched in Lubbock, Wichita Falls and Abilene in the first quarter of 2006, third quarter of 2006, and October 2006, respectively) and unlicensed frequencies in the 900 MHz, 2.4 GHz and 5 GHz frequency bands (our “Pegasus Broadbandsm” branded service). As of November 1, 2006, we served approximately 6,000 subscribers.

We began acquiring rights to licensed frequencies in the 2.5 GHz frequency band in 2005. As of November 1, 2006, such rights include:

(in thousands)	Population	MHz Pop (1)

2.5 GHz (2)	7,964	320,925

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

(1) “MHz Pop” is calculated by multiplying the total megahertz within a licensed area by the total population that reside within that area.

(2) We hold rights to 2.5 GHz Education Broadcast Services (“EBS”) or Broadband Radio Service (“BRS”) channels in various markets in Arkansas, Illinois, Kansas, Louisiana, Minnesota, Missouri, Nebraska, Oklahoma, Texas and West Virginia. Our rights include rights to EBS channels covering 0.6 million people and 30.2 million MHz Pop under agreements which are subject to conditions precedent that have not yet been satisfied. There can be no assurance that these conditions will be met.

The FCC is currently conducting a number of proceedings that will impact both public safety and commercial uses of the upper 700 MHz spectrum. These proceedings were initiated by various notices of proposed rulemakings, including one in March 2006 seeking views on proposals to modify the 700 MHz public safety band to better accommodate broadband applications, one in August 2006 to consider modifications to rules governing commercial 700 MHz band spectrum, and one in September 2006 soliciting comments on proposed changes to the FCC’s service rules governing upper 700 MHz band guard band licensees. In one of these proceedings, several entities, including the Company, submitted an approach (referred to as the “Broadband Optimization Plan”) which would consolidate the public safety narrowband channels at the upper end of each of the two 700 MHz band public safety blocks, eliminating the need for 6 MHz of guard bands. The entities submitting the Broadband Optimization Plan also asked the FCC to use 5.5 MHz blocks for commercial and public safety spectrum in the upper portion of the 700 MHz band, which they believe would better enable public safety broadband applications and partnerships between public safety and commercial operators. Separately, an open, voluntary and informal group of technical specialists, including the Company, filed a report with the FCC in October 2006 to address concerns about the Broadband Optimization Plan that were raised by major public safety organizations. We believe that these notices of proposed rulemakings will be resolved by mid-2007.

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

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company’s fiscal year beginning January 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for financial statements covering the first fiscal year ending after November 15, 2006. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Comparison of Operations - 2006 vs. 2005

Revenues from our wireless high-speed Internet services for the three months ended September 30, 2006 were $0.6 million, up $0.3 million, or 159%, from the comparable 2005 period. Revenues for the nine months ended September 30, 2006 were $1.3 million, up $0.7 million, or 107%, from the comparable 2005 period. The increases for both the three and nine month periods were due to an expansion of the Xanadoo business and increases in the number of subscribers.

Operating expenses for our wireless high-speed Internet services business for the three months ended September 30, 2006 were $3.4 million, an increase of $1.5 million, or 80%, from the comparable 2005 period. These include an increase in direct operating expense of $0.2 million due to cost of modems sold, rent for towers added in our Xanadoo-branded service markets, and 2.5 GHz lease payments; an increase in advertising and selling expense of $0.3 million due primarily to expansion of the Xanadoo brand and an increase in customer equipment subsidies in our Xanadoo-branded service markets, partially offset by a reduction in installation personnel and related costs in our Pegasus Broadband-branded service markets; an increase in general and administrative expense of $0.8 million primarily due to higher compensation-related costs from the redeployment of certain corporate personnel to the wireless high-speed Internet service business and the hiring of additional personnel to support our Xanadoo service; and an increase in depreciation and amortization of $0.2 million resulting from additions of 2.5 GHz tower equipment and 2.5 GHz lease rights.

Operating expenses for our wireless high-speed Internet services business for the nine months ended September 30, 2006 were $9.6 million, an increase of $4.1 million, or 75%, from the comparable 2005 period. These include an increase in direct operating expense of $0.6 million due to cost of modems sold, rent for towers added in our Xanadoo-branded service markets, and 2.5 GHz lease payments; a decrease in advertising and selling of $0.1 million due primarily to a reduction in installation personnel and related costs in our Pegasus Broadband-branded service markets, partially offset by an increase in customer equipment subsidies in our Xanadoo-branded service markets; an increase in general and administrative expense of $3.0 million primarily due to $2.4 million higher compensation-related costs from the redeployment of certain corporate personnel to the wireless high-speed Internet service business and the hiring of additional personnel to support our Xanadoo service, and also reflecting $0.3 million higher professional fees associated with acquisition of 2.5 GHz rights; and an increase in depreciation and amortization of $0.6 million resulting from additions of 2.5 GHz tower equipment and 2.5 GHz lease rights.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

Corporate and development expenses for the three months ended September 30, 2006 were $1.6 million, an increase of $0.3 million, or 29%, from the comparable 2005 period. Corporate and development expenses for the nine months ended September 30, 2006 were $5.1 million, an increase of $2.6 million, or 103%, from the comparable 2005 period. The increases for both the three and nine month periods primarily reflected the absence of any expense allocations to the Debtors under the Support Services Agreement in 2006.

Other operating expenses for the three months ended September 30, 2006 were $0.9 million, a decrease of $0.3 million, or 27%, from the comparable 2005 period, primarily due to lower amortization of stock based compensation. Other operating expenses for the nine months ended September 30, 2006 were $3.3 million, an increase of $0.8 million, or 34%, from the prior year, primarily due to: a $1.2 million expense in 2006 for the accrual of expected additional 401K Plan employer contributions and related payments (see Liquidity discussion below); $0.5 million higher professional fees in 2006; partially offset by $0.4 million income in 2006 from a reduction in self-insurance reserves for unreported health claims; $0.2 million lower compensation related expenses in 2006; and a non-recurring expense of $0.2 million in 2005 related to a contract termination.

Our net deferred income tax asset at September 30, 2006 increased by $3.6 million and $10.4 million from June 30, 2006 and December 31, 2005, respectively, due to the effects of ordinary operating loss carryforwards, and was offset by an increase in a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at September 30, 2006 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses in the absence of unusual or infrequent items. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three and nine months ended September 30, 2006 to virtually zero.

Liquidity and Capital Resources

Net cash used in operating activities was $12.5 million and $10.5 million for the nine months ended September 30, 2006 and 2005, respectively. The principal reason for the $2.0 million change between 2006 and 2005 was primarily an increase in operating cash used by our wireless high-speed Internet business.

Net cash used in investing activities was $8.2 million in 2006, compared with net cash of $12.8 million provided by investing activities in 2005. The change primarily reflects net purchases of short-term investments of $1.4 million in 2006, compared with net sales of short-term investments of $15.8 million in 2005, as well as cash used to expand our wireless high-speed Internet business infrastructure.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

Net cash used in financing activities was $3.9 million and $26 thousand in 2006 and 2005, respectively. The change primarily reflects the classification in 2006 of $5.6 million as restricted cash, partially offset by $1.9 million of borrowings under long-term debt in 2006. Both of these changes relate to the ability of our indirect subsidiary, Pegasus Rural Broadband, LLC (“Pegasus Rural Broadband”), to borrow up to an aggregate $13.0 million under the Rural Utilities Service (the “RUS”) of the United States Department of Agriculture’s Rural Broadband Access Loan and Loan Guarantee Program under a loan authorization effective as of June 1, 2005 (the “RUS Loan Authorization”). The RUS’ obligations to release funds for advance and make individual advances under the RUS Loan Authorization are subject to Pegasus Rural Broadband satisfying certain conditions to the satisfaction of the RUS, including having had $2.1 million of equity funds on deposit to cover one year’s anticipated operating expense and having, inclusive of any initial draw, $4.0 million of equity funds on deposit to be applied against operating expenses for future periods. Furthermore, the RUS Loan Authorization contains covenants restricting our ability to access excess cashflows of Pegasus Rural Broadband. The RUS Loan Authorization and any borrowings thereunder are secured by all tangible and intangible assets of Pegasus Rural Broadband (the “Collateral”). At September 30, 2006, the Collateral consisted primarily of cash of $5.6 million and property and equipment of $2.4 million. Upon an event of default, the RUS may declare all unpaid principal and interest to be immediately due and payable, and may take possession of the Collateral. On September 18, 2006, Pegasus Rural Broadband received $1.9 million as an initial draw against the RUS Loan Authorization. We have classified Pegasus Rural Broadband’s cash of $5.6 million at September 30, 2006 as “restricted” in our consolidated balance sheet, as a consequence of receiving this initial draw and of the limitations imposed by the RUS Loan Authorization on our ability to access Pegasus Rural Broadband’s cash.

We project that our capital expenditures for the balance of 2006, funded through existing capital resources, will be $2.0 million, including investments in property and equipment of $1.4 million, and acquisitions of 2.5 GHz spectrum rights of $0.6 million.

The Company is the sponsor of a 401(k) plan, the Pegasus Communications Savings Plan (the “401K Plan”). The 401K Plan is being audited by the Internal Revenue Service. The 401K Plan failed discrimination testing for select periods prior to 2005 and the Company intends to make corrections in accordance with applicable IRS guidance, which would require additional employer contributions to be made to the 401K Plan. Since the 401K Plan is under IRS audit, corrections will be made under the IRS’ Audit CAP program as set forth in the IRS’ Revenue Procedure 2003-44. Under this program, the IRS has the ability to impose sanctions in addition to the corrective contribution, excise taxes and penalties. The amount of sanctions is subject to negotiation between the IRS and the Company. The Company believes that the aggregate amount of corrective contributions, excise taxes, penalties and sanctions will be approximately $1.2 million, and has accrued this amount as of September 30, 2006. Actual amounts upon completion of the IRS audit may differ from management’s estimate.

Dividends not declared on our 6-1/2% Series C convertible preferred stock accumulate in arrears until paid. The total amount of dividends in arrears on Series C at September 30, 2006, which have accumulated since January 2002, was $58.1 million. The dividend of $3.2 million subject to declaration on October 31, 2006 was not declared. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

At September 30, 2006, approximately $8.9 million of our cash, cash equivalents, and short-term investments were concentrated in an investment portfolio consisting of money market and high-grade financial instruments with initial maturities generally less than nine months. A large financial institution manages this investment portfolio. Due to the nature of the financial instruments and the firm that is managing them, we believe that any risk associated with this concentration is limited.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

As of September 30, 2006, we had $17.3 million of aggregate cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan and condition, we estimate that external cash resources will be required within the next twelve months to fund the operating expenses and continued development of our wireless high-speed Internet business. Consequently, we are actively seeking additional debt and/or equity financing, and believe that we will need to raise additional capital to provide sufficient liquidity to meet our cash requirements and fund the development of our wireless high-speed Internet business through at least September 30, 2007. However, our financing options and opportunities are subject to general and industry specific economic and capital market conditions over which we have no control. Furthermore, our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, bandwidth costs, subscriber acquisition costs, interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that we will be able to raise alternative financing in sufficient amounts to support our wireless high-speed Internet business or upon terms that are acceptable or not significantly dilutive to the ownership of existing shareholders. In the event that we are unable to raise sufficient additional capital, we may have to revise our plans and significantly reduce our operating expenses, which would raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, September 30, 2006. Based on this evaluation, the Chief Executive Officer, principal financial officer and principal accounting officer concluded that these controls and procedures, as of such date, were effective in providing reasonable assurance of achieving their desired control objectives.

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to the proceedings of Pegasus Satellite Communications, Inc. under Chapter 11 of the U.S. Bankruptcy Code, patent infringement litigation, a civil suit brought by certain members of the American International Group, Inc., a class action suit, and an SEC investigation, we incorporate by reference herein the disclosure reported under Note 12 of the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-QSB and Note 17 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There are no defaults in the payment of dividends declared on our 6-1/2% Series C convertible preferred stock (“Series C”). However, dividends not declared on the Series C accumulate in arrears until paid. The total amount of dividends not declared and in arrears on Series C at September 30, 2006, which have accumulated since January 2002, was $58.1 million. The dividend of $3.2 million subject to declaration on October 31, 2006 was not declared. Our ability to pay dividends on common stock is limited when there are preferred dividend arrearages.

ITEM 5. OTHER INFORMATION

On August 14, 2006, Pegasus Communications’ board of directors approved a reverse stock split of the Company’s common stock on the recommendation of a special committee of outside directors. The special committee and the board concluded that the transaction was in the best interests of the Company and its stockholders, principally because they believe that the continuing costs and burden of remaining an SEC reporting company are not justified in light of the Company’s current size and the relative illiquidity of the Class A Common Stock. The reverse stock split is subject to stockholder approval. In the reverse stock split, each 100 outstanding shares of Class A Common Stock will be combined into one share of Class A Common Stock and each 100 outstanding shares of Class B Common Stock will be combined into one share of Class B Common Stock. Any holder that would hold a fractional interest in a share of Class A Common Stock or Class B Common Stock following the reverse stock split will receive cash in lieu of any fractional interest in the amount of $3.25 per pre-reverse split share.

The reverse stock split is intended and expected to reduce the number of record holders of the Class A Common Stock to fewer than 300. If and when the reverse stock split is effected, Pegasus will immediately suspend its obligation to file periodic reports with the Securities and Exchange Commission, such as annual and quarterly reports on forms 10-KSB and 10-QSB and current reports on form 8-K, as permitted by the SEC’s rules, and will also delist the Class A Common Stock from the NYSE Arca Exchange. The Class A Common Stock may then trade through the Pink Sheets, but this will not be within our control. Pegasus Communications will cease to be subject to other SEC public-information requirements, such as the proxy rules and the requirement to report securities transactions by directors, officers, and greater-than-10% stockholders, approximately 90 days after the effective date of the reverse stock split.

Pegasus Communications has filed preliminary proxy materials with the SEC. After the SEC review is completed, Pegasus Communications will call a meeting of stockholders to consider the proposal and other matters, and will send proxy materials to all stockholders. It is possible that changes in the Company’s business or other factors between now and the time the final proposal is presented to the stockholders may cause the special committee and the board to adjust the terms of the reverse split. We anticipate holding the annual meeting in late 2006 or early 2007.

Back to Contents

PEGASUS COMMUNICATIONS CORPORATION

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

Pegasus Communications Corporation
November 14, 2006	By:	/s/ Ronald B. Stark

Date		Ronald B. Stark Vice President of Finance (principal accounting officer)